Form 10QSB
period 1996-03-31
RENEGADE VENTURE CORP
filed 1996-06-13
CIK 854171

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB



              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


For Quarter Ended March 31, 1996                 Commission File No. 33-30476-D


                         RENEGADE VENTURE CORPORATION
             (Exact name of Registrant as specified in its charter)


                COLORADO                                      84-1108499
     (State or other jurisdiction of                  (I.R.S. Empl. Ident. No.)
      incorporation or organization)


      90 MADISON STREET, SUITE 707
           DENVER, COLORADO                                     80206
(Address of Principal Executive Offices)                     (Zip Code)


                                (303) 355-3000
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing to such filing requirements for at least the past 90 days.

          YES              NO   X
              -----           -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1995 are as follows:


      CLASS OF SECURITIES                               SHARES OUTSTANDING
   --------------------------                           ------------------
   Common Stock, no par value                                32,000,000

================================================================================

                                     INDEX

                                                                                           PAGE OF
                                                                                           REPORT
                                                                                          --------
         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         BALANCE SHEETS:

         As of March 31, 1996 (Unaudited) and December 31, 1995....................                3

         STATEMENT OF OPERATIONS (UNAUDITED):

         For the three months ended March 31, 1996 and 1995
         and Cumulative from inception (February 13, 1989) through March 31, 1996..                4

         STATEMENTS OF CASH FLOWS (UNAUDITED):

         For the three months ended March 31, 1996 and 1995
         and Cumulative from inception (February 13, 1989) through March 31, 1996..                5

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED).................................                6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.................                7

         PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................                7

         SIGNATURES................................................................                8

                         RENEGADE VENTURE CORPORATION
                         (A Development Stage Company)
                                Balance Sheets
                                  (Unaudited)

                                                        March 31,    Dec. 31,
                                                          1996         1995
                                                        ---------    --------
                                   ASSETS

CURRENT ASSETS

  Cash                                                     29,838      32,208
                                                        ---------    --------
   Total Current Assets                                    29,838      32,208


TOTAL ASSETS                                               29,838      32,208
                                                        ---------    --------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                                            325         385
                                                        ---------    --------
   Total  Liabilities                                         325         385
                                                        ---------    --------

STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value; 100,000,000               3,200       3,200
   shares authorized, 32,000,000 shares issued and outstanding

  Additional paid-in capital                               59,925      59,925

  Deficit accumulated during the                          (33,612)    (31,302)
   development stage

 Total  Stockholders' Equity                               29,513      31,823
                                                        ---------    --------


TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                      29,838      32,208
                                                        ---------    --------



                See accompanying notes to financial statements.

                         RENEGADE VENTURE CORPORATION
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                Cumulative from
                                                                    inception
                                                                (Feb. 13, 1989)
                                    For The Three Months Ended,     through
                                    ---------------------------
                                    March 31,         March 31,     March 31,
                                    ---------         ---------
                                      1996              1995          1996
                                      ----              ----        ---------

Revenues                                    0                 0             0
                                    ---------         ---------     ---------


Costs and Expenses:

  Legal and accounting services         1,880             1,920        22,190

  Stock transfer and promotion            180               180        15,220

  Office and postage                      250               250         2,171

  Amortization                              0                 0         1,760
                                    ---------         ---------     ---------
 Total Expenses                         2,310             2,350        41,341

                                    ---------         ---------     ---------
Loss from operations                   (2,310)           (2,350)      (41,341)
                                    ---------         ---------     ---------

Other Income

  Interest income                           0                 0         8,054

                                    ---------         ---------     ---------
Net Loss Incurred during               (2,310)           (2,350)      (33,287)
   Development Stage
                                    ---------         ---------     ---------

Net Loss per common share       /1/       --                --            --
                                    ---------         ---------     ---------

Weighted average shares
   outstanding                     32,000,000        32,000,000    32,000,000
                                   ----------        ----------    ----------

Dividends declared per
   common share                           --                --            --
                                   ----------        ----------    ----------


/1/ Net loss per share is less than $.01 in each period presented.




                See accompanying notes to financial statements.

                         RENEGADE VENTURE CORPORATION
                         (A Development Stage Company)
                           Statements of Cash Flows
                                  (Unaudited)


                                                                                 Cumulative from
                                                 For the Three months ended,   inception (Feb. 13,
                                                         March  31,               1989) through
                                                         ----------
                                                    1996            1995            March 31,
                                               --------------  --------------  -------------------
Cash flow operating activities
   Net loss                                       (2,310)         (2,350)             (33,612)
   Adjustments to reconcile net loss to net            0               0                    0
    cash used by operating activities:
      Amortization                                     0               0                1,760
      Increase (decrease) in accounts                (60)           (810)                (325)
       payable
   Net cash provided by (used In)
                                               --------------  --------------  -------------------
    operating activities                          (2,370)         (3,160)             (31,527)

Cash flow from investing activities
   Net cash provided by investing act                  0               0               (1,760)
                                               --------------  --------------  -------------------

Cash flows from financing activities
   Net cash provided by financing act.                 0               0               63,125
                                               --------------  --------------  -------------------

Net increase (decrease) in cash                   (2,370)         (3,160)              29,838
                                               --------------  --------------  -------------------

Cash and cash equivalents at beg. period          32,208          36,758                    0
                                               --------------  --------------  -------------------

Cash and cash equivalents at end of period        29,838          33,598               29,838
                                               --------------  --------------  -------------------

                See accompanying notes to financial statements.

                         RENEGADE VENTURE CORPORATION
                         (A Development Stage Company)
                   Notes to Financial Statements (Unaudited)



NOTE 1. Renegade Venture Corporation ("Company") was incorporated in the State of Colorado on February 13, 1989. The Company was to obtain funding from a public offering in order to provide a vehicle to acquire or engage in one or more business opportunities believed by management to have a potential for profitability. The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

NOTE 2. During the fiscal year ended December 31, 1995, the Company incurred a net loss of $4,065 and, as of that date, had accumulated a deficit of $30,977. The Company had no operations during the first quarter covered by these statements and realized no revenues, although it incurred a loss for the quarter of $2,310.

NOTE 3. Future working capital requirements are dependent on the Company's ability to attain profitable operations, to restructure its financing arrangements or capital structure, and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations, restructuring efforts, or whether the necessary alternative financing can be arranged.

NOTE 4. A change of control of the Company occurred effective April 13, 1994 in which the former officers and directors resigned and were replaced by the current officers and directors, and two of the officers of the Company sold an aggregate of 13,353,125 shares owned by them to Corporate Communications Network, Inc., for cash. This transaction did not involve any issuance of additional shares by the Company.

NOTE 5. Loss per common share is based on the weighted average number of common shares outstanding during the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Business. Renegade Venture Corporation, a Colorado corporation ("Company"), is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since its inception.

         The Company's sole business at this point is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of management (all of whom are devoting part time to the Company's affairs) plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be successful in this endeavor. The Company has no operations or source of revenues. Unless the Company succeeds in acquiring a company or properties which provide cash flow, the Company's ability to survive is in doubt.

         Financial Condition. During the quarter ended March 31, 1996 (first quarter of this year), the Company had no revenues and did not have any operations. Expenses for this period were minimal, resulting in a loss of $2,310. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $33,287.

         Liquidity and Capital Resources. The Company had cash on hand at the end of the quarter of $29,838, the remnant of funds raised in its initial public offering. The Company had no other cash or other assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

    In regard to a proposed acquisition, the Company anticipates requiring the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, investigation of business ventures for potential acquisition will involve some costs, at the least postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses of further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit.

    The Company has no credit available to it and is unable to borrow money. Management does not anticipate raising funds through the sale of securities or otherwise, and it is unlikely that significant funds could be raised in a securities offering, in any event. This inability to raise funds could negatively affect the Company's realization of its business purpose.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.  NONE

         (b) Reports on Form 8-K.  NONE

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: June 11, 1996


                                   RENEGADE VENTURE CORPORATION



                                        /s/ RANDY J. SASAKI
                                    By ........................................
                                        Randy J. Sasaki, Chief Executive Officer
                                        and Chief Financial Officer