Form 10QSB/A
period 1996-03-31
RENEGADE VENTURE CORP
filed 1996-08-02
CIK 854171

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-QSB/A


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

                YES                    NO  X
                    ---                   ---

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1996 are as follows:

          CLASS OF SECURITIES                  SHARES OUTSTANDING
     -----------------------------             ------------------
     Common Stock, no par value                    32,000,000

================================================================================

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K.

       (a)     Exhibits. Exhibit 27.

       (b)     Reports on Form 8-K. NONE.

                                  SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this Report of Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 1, 1996

                            RENEGADE VENTURE CORPORATION



                          By    /s/ Randy j. Sasaki
                            -----------------------------------------------
                               Randy J. Sasaki, Chief Executive Officer
                               and Chief Financial Officer