Form 10-Q
period 1996-06-30
RENEGADE VENTURE CORP
filed 1996-08-20
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


  For Quarter Ended June 30, 1996               Commission File No. 33-30476-D


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

                              Yes              No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1996 are as follows:


       Class of Securities                                Shares Outstanding
   Common Stock, no par value                                 32,000,000

                                      INDEX
                                                                         Page of
                                                                         Report

            PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

        Balance Sheets:

        As of June 30, 1996 (Unaudited) and December 31, 1995 ................ 3

        Statement of Operations (Unaudited):

        For the six months ended June 30, 1996 and 1995
        and Cumulative from inception (February 13, 1989)
        through June 30, 1996................................................. 4

        Statements of Cash Flows (Unaudited):

        For the six months ended June 30, 1996 and 1995
        and Cumulative from inception (February 13, 1989)
        through June 30, 1996................................................. 5

        Notes to Financial Statements (Unaudited) ............................ 6


Item 2. Management's Discussion and Analysis or Plan of Operation ............ 7


            PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ..................................... 7


            Signatures ....................................................... 8

                          RENEGADE VENTURE CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)


                                                    June 30,  Dec. 31,
                                                     1996       1995
ASSETS                                             -------    -------

CURRENT ASSETS
     Cash ......................................    29,553     32,208
                                                   -------    -------
       Total Current Assets ....................    29,553     32,208

TOTAL ASSETS ...................................    29,553     32,208
                                                   -------    -------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable ..........................       325        385
                                                   -------    -------
        Total  Liabilities .....................       325        385
                                                   -------    -------

STOCKHOLDERS' EQUITY
     Common stock, $.0001 par value; 100,000,000     3,200      3,200
shares authorized, 32,000,000 shares  issued
and outstanding
     Additional paid-in capital ................    59,925     59,925
     Deficit accumulated during the ............   (33,897)   (31,302)
development stage
   Total  Stockholders' Equity .................    29,228     31,823
                                                   -------    -------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .........................    29,553     32,208
                                                   -------    -------






                 See accompanying notes to financial statements.

                          RENEGADE VENTURE CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                                                     Cumulative
                                                                         from
                                                                      inception
                                                                      (Feb. 13,
                                               For The Six              1989)
                                                Months Ended,          through
                                             June 30,     June 30,    June 30,
                                               1996         1995        1996
                                           --------       -------      -----
Revenues                                          0             0          0
                                           --------       -------      -----

Costs and Expenses:
     Legal and accounting services            2,080         2,120     22,390
     Stock transfer and promotion               265           300     15,305
     Office and postage ..........              250           275      2,171
     Amortization ................                0             0      1,760
  Total Expenses .................            2,595         2,695     41,626

  Loss from operations ...........           (2,595)       (2,695)   (41,626)
                                           --------      --------      ------

Other Income
     Interest income .............                0             0       8054

Net Loss Incurred during
Development Stage ................           (2,595)       (2,695)   (33,572)
                                           --------      --------    --------

Net Loss per common share (1) ....               --            --         --
                                           --------      --------    --------

Weighted average shares ..........       32,000,000    32,000,000  32,000,000
outstanding
                                           --------      --------    --------

Dividends declared per common ....               --            --          --
share
                                           --------      --------    --------

(1)   Net loss per share is less than $.01 in each period presented.

                                           RENEGADE VENTURE CORPORATION
                                           (A Development Stage Company)
                                             Statements of Cash Flows
                                                    (Unaudited)



                                                               Cumulative
                                                                  from
                                              For the Six      inception
                                             months ended,     (Feb. 13,
                                               June 30,      1989) through
                                             1996    1995    June 30, 1996
                                            -----    -----    --------
Cash flow operating activities
     Net loss ...........................  (2,595)  (2,695)    (33,897)
     Adjustments to reconcile net loss to       0        0           0
     net cash used by operating activities:
          Amortization ..................       0        0       1,760
          Increase (decrease) in accounts     (60)    (870)        325
payable

     Net cash provided by (used In)         -----    -----    --------
       operating activities .............  (2,655)  (3,565)    (31,812)

Cash flow from investing activities
     Net cash provided by investing act .       0        0      (1,760)
                                            -----    -----    --------

Cash flows from financing activities
     Net cash provided by financing act .       0        0      63,125
                                            -----    -----    --------

Net increase (decrease) in cash .........  (2,655)  (3,565)     29,553
                                            -----    -----    --------

Cash and cash equivalents at beg ........  32,208   36,758           0
period                                      -----    -----    --------


Cash and cash equivalents at end of .....  29,553   33,193      29,553
period                                      -----    -----    --------

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

Note 2.

     During the fiscal year ended December 31, 1995, the Company incurred a net loss of $4,065 and, as of that date, had accumulated a deficit of $30,977. The Company had no operations during the second quarter covered by these statements and realized no revenues, although it incurred a loss for the quarter of $285.

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

     Subsequent to quarter ended June 30, 1996, the Company's shareholders approved at a special meeting an amendment to the Company's certificate of incorporation which effected a 1-for-100 reverse split (combination) of the Company's Common Stock and, in conjunction with such combination, an increase in the number of authorized shares and eliminate the $.0001 per share par value of the common shares, changing them to shares without par value. As a result of the reverse split, the 32,000,000 common shares of the Company, $.0001 par value, issued and outstanding prior to the reverse split were changed into 320,000 common shares without par value. No preferred shares are issued or outstanding. Following the reverse split and amendment to the articles of incorporation, the Company's articles of incorporation authorize the issuance of 50,000,000 shares of common stock without par value and 15,000,000 preferred shares without par value.

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

     Financial Condition. During the quarter ended June 30, 1996 (second quarter of this year), the Company had no revenues and did not have any operations. Expenses for this period were minimal, resulting in a loss of $285. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $33,572.

     Liquidity and Capital Resources. The Company had cash on hand at the end of the quarter of $29,553, the remnant of funds raised in its initial public offering. The Company had no other cash or other assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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

            (a)   Exhibits.  Exhibit 27 - Financial Data Schedule.

            (b)   Reports on Form 8-K.  NONE

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: August 15, 1996
                                       RENEGADE VENTURE CORPORATION





                                       By  /s/ Randy J. Sasaki
                                           -------------------
                                           Randy J. Sasaki,
                                           Chief Executive Officer
                                           and Chief Financial Officer