Form 10QSB
period 1996-09-30
RENEGADE VENTURE CORP
filed 1996-11-18
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


 For Quarter Ended September 30, 1996             Commission File No. 33-30476-D


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

                     Yes              No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1996 are as follows:


          Class of Securities                           Shares Outstanding
      Common Stock, no par value                             320,000

                                      INDEX
                                                                         Page of
                                                                          Report

            PART I.        FINANCIAL INFORMATION


Item 1. Financial Statements.

     Balance Sheets:

     As of September 30, 1996 (Unaudited) and December 31, 1995              3

     Statement of Operations (Unaudited):

     For the nine months ended  September 30, 1996 and 1995 and
     Cumulative from inception (February 13, 1989) through
     September 30, 1996                                                      4

     Statements of Cash Flows (Unaudited):

     For the nine months ended  September 30, 1996 and 1995 and
     Cumulative from inception (February 13, 1989) through
     September 30, 1996                                                      5

     Notes to Financial Statements (Unaudited)                               6


Item 2. Management's Discussion and Analysis or Plan of Operation            7


            PART II.       OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K                                     7


     Signatures                                                              8

                          RENEGADE VENTURE CORPORATION
                         (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                          Sept. 30,    Dec. 31,
                                                            1996         1995
                                                            ----         ----
                                  ASSETS
CURRENT ASSETS
     Cash ..............................................    28,332       32,208
                                                            ------       ------
       Total Current Assets ............................    28,332       32,208

TOTAL ASSETS ...........................................    28,332       32,208
                                                            ------       ------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable ..................................         0          385
                                                            ------       ------
        Total  Liabilities .............................         0          385
                                                            ------       ------
STOCKHOLDERS' EQUITY
     Common stock, no par value; 50,000,000
      shares authorized, 320,000 shares issued
      and outstanding                                            0        3,200
     Additional paid-in capital ........................    63,125       59,925
     Deficit accumulated during the development stage      (34,793)     (31,302)
   Total  Stockholders' Equity .........................    28,332       31,823
                                                            ------       ------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY .................................    28,332       32,208
                                                            ------       ------

                See accompanying notes to financial statements.



                          RENEGADE VENTURE CORPORATION
                         (A Development Stage Company)
                            Statement of Operations
                                   (Unaudited)
                                                                                Cumulative from
                                                                                   inception
                                                                                (Feb. 13, 1989)
                                             For The Nine Months Ended,             through
                                       Sept. 30, 1996          Sept. 30, 1995       Sept. 30,            1996
                                       --------------          --------------       ---------            ----
Revenues ...........................             0                       0                0

Costs and Expenses:
     Legal and accounting services .         2,663                   2,320           22,973
     Stock transfer and promotion ..           615                     565           15,655
     Office and postage ............           538                     275            2,459
     Amortization ..................             0                       0            1,760
                                       --------------          --------------       ---------            ----
  Total Expenses ...................         3,816                   3,160            4,284
                                       --------------          --------------       ---------            ----
  Loss from operations .............         3,816)                 (3,160)         (42,847)
                                       --------------          --------------       ---------            ----
Other Income
     Interest income ...............             0                       0            8,054
                                       --------------          --------------       ---------            ----
Net Loss Incurred during Development
   Stage                                    (3,816)                 (3,160)         (34,793)
                                        --------------          --------------       ---------           ----
Net Loss per common share ..........1           --                      --               --
                                       --------------          --------------       ---------            ----
Weighted average shares outstanding         320,000                320,000           320,000
                                       --------------          --------------       ---------            ----

Dividends declared per common share             --                      --               --
                                       --------------          --------------       ---------            ----

1   Net loss per share is less than $.01 in each period
       presented.





                          RENEGADE VENTURE CORPORATION
                         (A Development Stage Company)
                            Statements of Cash Flows
(Unaudited)



                                                                        Cumulative from
                                                   For the Nine months  inception (Feb. 13,
                                                     ended, Sept 30,     1989) through
                                                     1996     1995       Sept. 30, 1996

Cash flow operating activities
     Net loss ...............................       (3491)   (3160)       (34793)
     Adjustments to reconcile net loss to net
       cash used by operating activities:               0        0             0
          Amortization ......................           0        0          1760
          Increase (decrease) in accounts payable    (325)    (870)            0

     Net cash provided by (used In)
       operating activities .................      (3,816)   (4030)       (33033)

Cash flow from investing activities
     Net cash provided by investing act                 0        0         (1760)

Cash flows from financing activities
     Net cash provided by financing act .....           0        0         63125

Net increase (decrease) in cash                    (3,816   (4,030)       28,332

Cash and cash equivalents at beg. period ....      32,148   36,758             0

Cash and cash equivalents at end of period ..      28,332   32,728        28,332


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

Note 2. During the fiscal year ended December 31, 1995, the Company incurred a net loss of $4,065 and, as of that date, had accumulated a deficit of $30,977. The Company had no operations during the third quarter covered by these statements and realized no revenues, although it incurred a loss for the quarter of $1,221.

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

     Financial Condition. During the quarter ended September 30, 1996 (third quarter of this year), the Company had no revenues and did not have any operations. Expenses for this period were minimal, resulting in a loss of $1,221. The Company has, since inception, accumulated a deficit (net loss) through the end of this quarter of $34,793.

     Liquidity and Capital Resources. The Company had cash on hand at the end of the quarter of $28,332, the remnant of funds raised in its initial public offering. The Company had no other cash or other assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


DATED: November 13, 1996
                          RENEGADE VENTURE CORPORATION





                           By  /s/ Randy J. Sasaki
                               -------------------
                               Randy J. Sasaki, Chief Executive Officer
                               and Chief Financial Officer