Form 10KSB
period 1996-12-31
RENEGADE VENTURE CORP
filed 1997-04-22
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549



                            FORM  10-KSB



             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                  THE SECURITIES EXCHANGE ACT OF 1934



For year ended December 31, 1996              	Commission File No. 33-30476-D



                      RENEGADE VENTURE CORPORATION

          (Exact name of registrant as specified in its charter)


          COLORADO                                    84-1108499
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                            No.)

 90 Madison Street, Suite 707
Denver, Colorado 80206                              (303) 355-3000

(Address of Principal's Executive Offices)     	(Registrant's Telephone No.
                                                     incl. area code)

  Securities registered pursuant to
    Section 12(b) of the Act:                            NONE

  Securities registered pursuant to
    Section 12(g) of the Act:                Common stock, $.0001 par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

  Yes        No    X

  Indicate by check mark if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

  Yes   X     No

  The registrant's revenues for its most recent fiscal year were $-0-.

  The aggregate market value of the 186,468 shares of common stock of the registrant held by non-affiliates on December 31, 1996 was not determinable.

  At February 28, 1997, a total of 320,000 shares of common stock were outstanding.





                                     PART I

Item 1. Description of Business.

        Background

          Renegade Venture Corporation, a Colorado corporation ("Company"), is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since its inception. On May 4, 1990, the Company completed a small public offering of its securities made pursuant to a registration statement of Form S-18, selling 5,000,000 of 7,500,000 units offered, at the price of $.02 per unit. In this offering the Company realized net proceeds of $61,476 on gross proceeds of $100,000 raised in the offering. Each unit sold consisted of TWO shares of common stock of the Company, $.0001 par value, and ONE Class A Common Stock Purchase Warrant, exercisable until December 7, 1991, at a price of $.02 to purchase one share of common stock and one Class B Common Stock Purchase Warrant. All of the Class A and Class B warrants expired without having been exercised.

        Business of the Company

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

          The Company hopes to make an acquisition as soon as possible; but there is no assurance that any acquisition will be made or made on terms ultimately favorable to the Company. No agreement or arrangement exists for any acquisition.

        Employees

          The Company has no employees other than its officers and no full-time employees. Its officers expect to devote as much of their time as they deem necessary to find and acquire assets or interests in one or more other businesses.

Item 2. Description of Property.

          The Company neither owns nor leases any real estate or other properties. The Company's offices are located in the offices of Brasher and Company, counsel to the Company, and are provided at no charge. This arrangement will continue until the Company determines to relocate its offices. The Company does not intend to acquire any properties or additional offices, and Management does not anticipate that the Company will rent office space unless and until it has acquired a business opportunity, in which case the Company's offices likely will be the same as those of the business opportunity acquired.

Item 3. Legal Proceedings.

          The Company is not involved in any threatened or pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders.

          On July 22, 1996, the Company's shareholders approved at an annual meeting an amendment to the Company's certificate of incorporation which effected a 1-for-100 reverse split (combination) of the Company's Common Stock and, in conjunction with such combination, an increase in the number of authorized shares and eliminate the $.0001 per share par value of the common shares, changing them to shares without par value. As a result of the reverse split, the 32,000,000 common shares of the Company, $.0001 par value, issued and outstanding prior to the reverse split were changed into 320,000 common shares without par value. No preferred shares are issued or outstanding. Following the reverse split and amendment to the articles of incorporation, the Company's articles of incorporation authorize the issuance of 50,000,000 shares of common stock without par value and 15,000,000 preferred shares without par value.

          At the Company's annual meeting of shareholders, the following persons (all of whom were nominated by the Board of Directors) were elected to the Board of Directors: Randy Sasaki, John Shaffer and Thomas Liston. In addition, the following proposals were approved at the annual meeting:

                                                         Votes
                                            Votes FOR   AGAINST   Abstentions
                                            ---------   -------   -----------
        1. Proposal to combine common
           shares and increase authorized
           common shares.                  18,140,625     -0-         -0-

        2. Proposal to increase authorized
           preferred shares and
           eliminate par value of the
           preferred shares.               18,140,625     -0-         -0-

        3. Proposal to approve the 1994
           Compensatory Stock Option Plan  18,140,625     -0-         -0-

        4. Proposal to approve the 1994
           Employee Stock Compensation
           Plan.                           18,140,625     -0-         -0-

        5. Election of directors

             Mr. Randy Sasaki              18,140,625     -0-         -0-
             Mr. John Shaffer              18,140,625     -0-         -0-
             Mr. Thomas Liston             18,140,625     -0-         -0-



                                      PART  II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

        Market Information

          During the fiscal year ended December 31, 1996, the Common Shares were quoted without price (name only) under symbol "RDVN" on the OTC (over-the-counter) Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc., but few transactions have taken place, and there is no market for the Common Shares at this time. There is no assurance that an active market will arise in the Common Shares in the future, and it is unlikely that there will be any significant market activity unless and until the Company completes an acquisition.

        Holders

          The Company had approximately 28 shareholders of record as of December 31, 1996, which number may not include shareholders whose shares are held in street or nominee names.

        Dividends

          The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.

Item 6. Management's Discussion and Analysis or Plan of Operation.

        Background

          The Company was organized for the purpose of creating a corporate vehicle to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to employ the Company's funds in their business or to seek the perceived advantages of a publicly-held corporation. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

        Liquidity

          As of December 31, 1996, the Company had accumulated a deficit (net loss) of $37,055. The Company had assets of approximately $27,528 in cash. Management is actively seeking to make one or more acquisitions of privately held companies, properties or interests as described above, but has not yet entered into any understanding, agreement or arrangement with any person respecting such an acquisition. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. The Company has no long-term liabilities and only modest short-term liabilities discussed below. Assets and cash available to the Company from its Management and shareholders may not be sufficient for the Company to carry out its business plan. Problems relating to capital resources are more fully discussed in the paragraph below.

        Results of Operations

          During the year ended December 31, 1996, the Company incurred a net loss of $5,753 as compared to a net loss of $4,065 for the year ended December 31, 1995. Expenses in calendar 1996 related primarily to miscellaneous filing fees and accounting fees. During 1995 expenses related primarily to legal and accounting fees.

        Capital Resources

          The Company has no commitment for any capital expenditure and foresees none. However, the Company will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants. In regard to a proposed acquisition, the Company intends to require the target company to deposit with the Company a retainer which the Company can use to defray such professional fees and costs. In this way, the Company could avoid the need to raise funds for such expenses or becoming indebted to such professionals. Moreover, investigation of business ventures for potential acquisition will involve some costs, including travel, lodging, postage and long-distance telephone charges. Management hopes, once a candidate business venture is deemed to be appealing, to likewise secure a deposit from the business venture to defray expenses of further investigation, such as air travel and lodging expenses. An otherwise desirable business venture may, however, decline to post such a deposit. In this event, such expenses can only be covered if affiliates of the Company loan or contribute the necessary capital to the Company (which is not assured) or if the Company is otherwise able to raise funds from third parties.

          The Company has no current intention of making a public offering of its securities but will investigate the feasibility of raising capital in one or more private transactions, if needed. The Company cannot assess the likelihood of raising any such capital or of obtaining loans. No source of funding or capital has been identified, and the Company has no credit or means to obtain a loan.

Item 7.	Financial Statements.

          See index to financial statements at page 8. The financial statements begin following that index. No supplementary financial data is required.

Item 8.	Changes in and Disagreements with Accountants or Accounting and
        Financial Disclosure.

          None.



                                  PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.

        Identification of Current Directors and Executive Officers

          The persons who have served as directors and executive officers of the Company since April 13, 1994, their ages and positions held in the Company, are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships between any director or executive officer.

             Name             Age     Position
             ----             ---     --------
        Randy J. Sasaki       39      Director and Chairman of the Board,
                                      President, Chief Executive Officer,
                                      Chief Financial Officer

        John Shaffer          57      Vice President, Director

        Thomas M. Liston      43      Secretary, Treasurer, Director


        Biographical Information

          The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. None of such persons has ever devoted full time or any significant time to the Company's business. These persons have agreed to devote only such time to the Company's business as seems reasonable and necessary from time to time.

          Randy J. Sasaki. Mr. Sasaki currently is the owner and director of Pacific Consulting Group, Inc., a Nevada corporation headquartered in Newport Beach, California, which provides business consulting services. Formerly, he was engaged as a private consultant by JDK & Associates, Inc., a public relations firm based in Newport Beach, California since mid-1993. From January 1992 to mid-1993, Mr. Sasaki attended Metropolitan State University in Denver, where he was working toward a masters degree in finance. Since 1990 he has been an owner and director of Ceiling Systems BV, a Netherlands company established to market and sublicense patented technology and equipment associated with the renovation of commercial buildings, and from 1989 to 1992, he served as manager of Ceiling Systems, Inc., a corporation headquartered in Denver which developed patented technology used in the renovation of commercial building ceilings. From 1988 to 1989, Mr. Sasaki was sales manager and a minority owner of Manhattan Corporation, a Denver-based company engaged in the business of switching mutual funds, primarily managing retirement plans of United Airlines pilots. In 1985, while working part-time at Continental Airlines as a customer service representative, Mr. Sasaki began trading futures on the New York Futures Exchange for his own account. He and an associate were ranked 12th in the United States during the 1986 U.S. Trading Championship sponsored by and reported Investor's Daily on January 6, 1986, also reported in Barron's and Stocks & Commodities. Mr. Sasaki holds a B.S. degree in Aeronautical Engineering from Metropolitan State College in Denver, Colorado.

          Mr. Sasaki also was a director and chairman, president, chief executive officer and chief financial officer of another corporation with a business plan that was virtually identical to that of the Company: Cashbuilder, Inc., a Colorado corporation headquartered in Denver. Cashbuilder, Inc. was acquired in a private transaction in December 1995, at which time Mr. Sasaki resigned as an officer and director.

          John Shaffer. Mr. Shaffer is currently and has been since 1994 a realtor associate with Combined Realty Services in Phoenix, Arizona. From January 1992 through the end of 1993, Mr. Shaffer was a realtor associate with NuWay Realty in Phoenix. In 1991 and 1992, he was associated as a registered representative with Desert Mountain Securities in Phoenix. Mr. Shaffer is a director and Vice President of Cashbuilder, Inc., described above. Mr. Shaffer studied business administration at Kent
        State University from 1960 to 1963 but did not graduate. Mr. Shaffer is and has been since March 10, 1994, a director and the Vice President and Secretary of CCN, a privately held Nevada corporation.

          Thomas M. Liston. In November 1994, Mr. Liston and others formed Visions Incorporated, a Denver company of which he is Vice President, which engages in the development, manufacture and marketing of new products for the law enforcement and securities industry. In 1992 and 1993, Mr. Liston was associated with Business Appraisal Associates in Denver, Colorado, as a real estate appraiser and financial consultant. In 1990 and 1992, Mr. Liston was a part-time salesman for Ceiling Systems, Inc. in Denver and acted as an independent financial consultant. Mr. Liston is a Colorado Registered Appraiser (Real Estate) and, though currently inactive, holds securities licenses as a registered representative and registered principal. From 1988 to 1990, Mr. Liston was manager and an owner of Inter-Cap Investments, Inc., a securities brokerage firm in Aurora, Colorado. Mr. Liston also was a director, secretary and treasurer of Cashbuilder, Inc., described above. Mr. Liston graduated in 1976 from Southwest Missouri State University (Springfield, Missouri) with a B.S. degree in Business Management.

        Significant Employees

          None, other than officers of the Company listed above.

Item 10 Executive Compensation.

        Cash Compensation

          For the year ended December 31, 1996, no executive officer received cash compensation other than perhaps reimbursement of out-of-pocket expenses incurred on behalf of the Company. Any such amounts were nominal.

        Compensation Pursuant to Plans

          No compensation was paid to executive officers pursuant to any plan during the year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

          Employee Stock Compensation Plan. The Company has adopted the 1994 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 1,000,000 Common Shares, after giving effect of the 1-for-100 reverse split, to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors. No Common Stock has been awarded under the ESC Plan.

          Compensatory Stock Option Plan. The Company has adopted the Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 2,000,000 Common Shares, after giving effect of the 1-for-100 reverse split, to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under
        Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. The Company will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the CSO Plan.

        Other Compensation.

          None.

        Compensation of Directors.

          None.

Item 11 Security Ownership of Certain Beneficial Owners and Management.

        (a)(b) Security Ownership. The following table sets forth as of December 31, 1996, the names of persons who own of record, or were known by the Company to own beneficially, more than five percent of its total issued and outstanding common stock and the beneficial ownership of all such stock as of that date by officers and directors of the Company and all such officers and directors as a group. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted.

                   Name and Address            Amount & Nature     Percent
                     of Beneficial              of Beneficial         of
Title of Class          Owner                     Ownership         Class
--------------    ------------------         -------------------   --------
Common Stock,     Corporate Communications
$.0001 par value  Network, Inc.                    133,531           41.7%
                  3334 E. Pacific Coast Hwy.
                  Corona Del Mar, CA  92625

Same              *Randy J. Sasaki                       0             0
                  3334 E. Pacific Coast Hwy.
                  Corona Del Mar, CA  92625

Same              *John Shaffer                          0             0
                  801 W. Michelle
                  Phoenix, AZ  85023

Same              *Tom Liston                            0             0
                  2604-A South Xanadu Way
                  Aurora, CO 80014

                  *All officers and directors
                  as a group (3 persons)                 0             0



Item 12 Certain Relationships and Related Transactions.

          There were no transactions, or series of transactions, for the year ended December 31, 1996, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.


                                 PART IV

Item 13 Exhibits and Reports on Form 8-K.

          (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and are incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, the Company will furnish any exhibit indicated in the list below as filed with report upon payment to the Company of its expenses in furnishing the information. References to the "Company" mean Renegade Venture Corporation.

        3.1 Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to registration statement on
            Form S-18, file No. 33-30476 dated August 11, 1989). ......	  *

        3.2 Bylaws of the Company, (incorporated by reference from
            Exhibit 3.2 to registration statement on form S-18, file
            No. 33-30476 dated August 11, 1989)........................	  *

        3.5 Amendment to Articles of Incorporation, (incorporated by reference from Exhibit 3.5 to Form 8-K dated August 16,
            1996)......................................................	  *

        4.1 Specimen common stock certificate, (incorporated by
            reference from Exhibit 4.1 to registration statement of
            Form S-18, file No. 33-30476 dated August 11, 1989)........	  *


       10.1 1994 Compensatory Stock Option Plan........................	  1

       10.2 1994 Employee Stock Compensation Plan......................	  1

     			* - Incorporated by reference to another registration
            statement, report or document.

      		1 - Includes Exhibits filed as part of this Report.

            (b)  Reports on Form 8-K.   None were filed by the Company
                 during the fourth quarter ended December 31, 1996.

            (c)  Financial statements and supplementary data.




                              Index to Financial Statements

        Independent Auditor's Report..................................	F-1

        Balance Sheet as of December 31, 1996.........................	F-2

        Statement of Operations for years ended December 31,
        1996 and 1995 and from Inception (February 13, 1989) through
        December 31, 1996.............................................  F-3

        Statement of Changes in Stockholders' Equity from Inception
        (February 13, 1989) through December 31, 1996.................  F-4

        Statement of Cash Flows for years ended December 31, 1996
        and 1995 and from Inception (February 13, 1989) through
        December 31, 1996.............................................	F-5



        Summary of Significant Accounting Policies....................	F-6

        Notes to Financial Statements.................................	F-6





                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



        To the Board of Directors Renegade Venture Corporation Denver,
        Colorado



          I have audited the accompanying balance sheet of Renegade Venture Corporation (a development stage company) as of December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years ended December 31, 1996 and 1995, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

          I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

          In my opinion, the financial statements referred to above present fairly the financial position of Renegade Venture Corporation as of December 31, 1996 and the results of its operations, c hanges in stockholders' equity and cash flows for each of the years ended December 31, 1996 and 1995, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 1996 in conformity with generally accepted accounting principles.





        Brian J. Wilcomb, CPA, P.C.                February 19, 1997
        Louisville, Colorado



                        RENEGADE VENTURE CORPORATION
                        (a development stage company)
                               BALANCE SHEET
                             DECEMBER 31, 1996



        ASSETS
        ------

CURRENT ASSETS:
  Cash held by trustee                                          $27,528
                                                                -------

TOTAL ASSETS                                                    $27,528
                                                                =======

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES
  Accounts payable                                               $1,458

STOCKHOLDER'S EQUITY:
  Common stock (note 3), no par value,
   3,000,000 shares authorized, 320,000
   shares issued and outstanding                                 63,125

  Deficit accumulated during development stage                  (37,055)
                                                                -------

       Stockholders' Equity                                      26,070
                                                                -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $27,528
                                                                =======



The accompanying notes are an integral part of this financial statement.

                        RENEGADE VENTURE CORPORATION
                        (a development stage company)
                           STATEMENT OF OPERATIONS




                                  Year Ended          Period From Inception
                                 December 31,          (February 13, 1989)
                               1996       1995         to December 31, 1996
                               ----       ----         --------------------
REVENUE                          $0         $0                     $0
                            -------    -------                -------

EXPENSES:
  Legal and accounting        2,480      2,720                 22,790
  Stock transfer and
    promotion                 2,140      1,020                 17,181
  Office and postage          1,133        325                  3,378
  Amortization                   -          -                   1,760
                            -------    -------                -------
    Total expenses            5,753      4,065                 45,109
                            -------    -------                -------
    Loss from operations     (5,753)    (4,065)               (45,109)
                            -------    -------                -------
OTHER INCOME (EXPENSE):
  Interest income                -          -                   8,054
                            -------    -------                -------

NET LOSS INCURRED DURING
  DEVELOPMENT STAGE         ($5,754)   ($4,065)              ($37,055)
                            =======    =======                =======

NET LOSS PER SHARE (note 3) $   .02    $   .01                $   .13
                            =======    =======                =======

WEIGHTED AVERAGE SHARES
  OUTSTANDING (note 3)      320,000    320,000                294,463
                            =======    =======                =======


DIVIDENDS DECLARED PER
  SHARE                          -          -                      -
                            =======    =======                =======




The accompanying notes are an integral part of this financial statement.


                      RENEGADE VENTURE CORPORATION
                      (a development stage company)
              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                         PERIOD FROM INCEPTION
                          (FEBRUARY 13, 1989)
                          TO DECEMBER 31, 1996



                                                          Deficit
                                                        Accumulated
                          Common stock (note 3)           During
                        No. of Shs             Paid-in  Development
                         (000's)     Dollars   Capital     Stage      Total
                         -------     -------   -------     -----      -----
Issuance of common
  stock, net of
  issuance cost  s       32,000      $3,200    $59,925               $63,125

Loss for the period
  from inception
  (February 13, 1989)
  to December 31, 1994                                   ($27,237)   (27,237)
                        -------     -------    -------    -------     ------
Balance
  December 31, 1994      32,000       3,200     59,925    (27,237)   (35,888)

Loss for the period
  ended December 31,
  1995                                                     (4,065)    (4,065)
                        -------     -------    -------    --------    ------
Balance
  December 31, 1995      32,000       3,200     59,925    (31,302)   (31,823)


Reverse stock-split
  August 9, 1996        (31,680)

Eliminate par value
  August 9, 1996                     59,925    (59,925)

Loss for the period
  ended December 31,
  1996                                                     (5,753)    (5,753)
                       -------      -------    -------   --------     ------
Balance
  December 31, 1996        320      $63,125         $0   ($37,055)   $26,070
                        ======      =======    =======   ========    =======



The accompanying notes are an integral part of this financial statement.

                       RENEGADE VENTURE CORPORATION
                       (a development stage company)
                         STATEMENT OF CASH FLOWS



                                       Year Ended      Period From Inception
                                      December 31,      (February 13, 1989)
                                  1996         1995     to December 31, 1996
                                  ----         ----     --------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
   Net Loss                     ($5,753)     ($4,065)          ($37,055)
   Adjustments to reconcile net
    loss to net cash used by
    operating activities:
     Amortization                    -            -               1,760
     Increase (decrease) in
      accounts payable            1,073         (485)             1,458
                                -------      -------             ------
Net cash used by operating
  activities                     (4,680)      (4,550)           (33,837)
                                -------      -------            -------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Net proceeds from issuance
    of common stock                                              63,125
                                -------      -------             ------
   Net cash provided by
     financing activities             0            0             63,125
                                -------      -------            -------

CASH FLOWS FROM INVESTING
  ACTIVITIES
   Organization costs incurred        0            0             (1,760)
                                -------      -------            -------
   Net cash used by
    investing activities              0            0             (1,760)
                                -------      -------            -------

NET INCREASE (DECREASE)
  IN CASH                        (4,680)      (4,550)            27,528

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD            32,208       36,758                  0
                                -------      -------             ------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                 $27,528      $32,208            $27,528
                                =======      =======            =======

The accompanying notes are an integral part of this financial statement.

                             RENEGADE VENTURE CORPORATION
                             (a development stage company)
                            Notes To Financial Statements
                                  December 31, 1996

        1.  Summary of Significant Accounting Policies

          Renegade Venture Corporation (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability.
        Through December 31, 1996 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

          The financial statements of the Company have been prepared on the accrual basis. Following is a summary of significant accounting policies.

          Development stage - The Company is in the development stage, as defined in the Statement of Financial Accounting Standards No.
        7, as revenues have not yet been generated from planned operations.

          The Company intends to continue its efforts to find a suitable merger candidate in accordance with its original operating plan.

          Cash and cash equivalents - Cash held by trustee, certificates of deposit and checking accounts are considered cash and cash equivalents for purposes of the statement of cash flows.

          Organization costs - Certain costs incurred to set up the Company were capitalized and amortized over five years. These costs are fully amortized.

          Income taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No. 109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary difference consists of net operating loss carryforwards.

        2.  Related Party Transactions

          Through April 9, 1994 the Company maintained its office at the office of the former president of the Company. No rent was ever paid by the Company to this former president.

          Bookkeeping and office management duties were performed by the spouse of the former president of the Company. Fees of $90 to $125 per month were paid from 1991 through March, 1994 for these services.



        3.  Common Stock Transactions

          During 1989, the Company completed a public offering. The Company sold 5,000,000 units consisting of 2 shares of $.0001 par value common stock and one Class A common stock purchase warrant at $.02 per unit. The Class A warrants entitled the holder to purchase one share of common stock at $.02 per share, and receive one Class B warrant which entitled the holder to purchase one share of common stock at $.04 per share. In addition, the underwriter was issued warrants which entitled them to purchase 500,000 of the public offering units discussed above with an exercise price of $.024 per unit for a flat fee of $50. A total of $100,050 was raised in this initial public offering, less $37,425 in offering costs.

          Prior to the initial public offering, 22,000,000 common shares were issued to the founder and other insiders for their efforts in setting up the Company.

          During 1989, an additional 7,500,000 Class A warrants were issued to non-affiliated individuals for $500.

          All warrants discussed above, including the Class A and B and Underwriter warrants, have since expired unexercised.

          No additional shares have been issued since this initial public offering described above.

          On April 9, 1994, the majority shareholder and founder of the Company sold 90% of his interest to an unaffiliated group. At that time, the former officers and directors resigned and control of the company shifted to the new majority shareholders.

          Effective August 9, 1996 the Company's articles of incorporation were amended, making several changes affecting common stock. A reverse-stock split was approved, whereby 100 shares of the original common stock were replaced with one share of common stock. This action reduced the number of outstanding common shares from 3,200,000 to 320,000. The par value of the common stock was changed from $.0001 to no par value. What has been reported as "Additional paid-in capital" which totalled $59,925 has been reclassified as common stock on the accompanying balance sheet.

          The number of authorized common shares was increased from 32,000,000 to 50,000,000. Finally, the number of authorized preferred shares was changed to 15,000,000 and the original par value of $.10 was changed to no par value. No preferred shares have ever been issued by the Company.

          During 1996, the Company approved the 1994 Compensatory Stock Option Plan. The plan provides for options to purchase up to 2,000,000 shares of common stock, after the reverse-stock split discussed above. The options give the right to purchase common stock at "fair market value" as determined by the Board of Directors at the date of issuance for a period of up to five years.

        3.  Common Stock Transactions (cont.)

          During 1996, the Company also approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse-stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation.

          As of December 31, 1996, no stock options under the 1994 Compensatory Stock Option plan, nor have any common shares of stock under the Employee Stock Compensatory Plan been issued.

        4.  Income Taxes

          Effective January 1, 1993, the Company adopted FASB No. 109, "Accounting For Income Taxes". Under the provisions of FASB No. 109, the Company elected not to restate prior years and determined that the cumulative effect of this accounting change was immaterial. Additionally, adopting this change did not have a material effect on the operating results for the year ended December 31, 1993.

          The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $7,000 consisting of the tax effects of net operating loss carryforwards. As of December 31, 1996, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized.

          At December 31, 1996, the Company has a net operating loss carryforward of approximately $36,000 which expires between the years ended December 31, 2005 and 2012.



                           Renegade Venture Corporation

                                     1994

                          COMPENSATORY STOCK OPTION PLAN

        1.  Purpose of this Plan.

          This Compensatory Stock Option Plan (the "Plan") is intended as an employment incentive, to aid in attracting and retaining in the employ or service of RENEGADE VENTURE CORPORATION (the "Company"), a Colorado corporation, and any Affiliated Corporation, persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company. This Plan provides for the issuance of non-statutory stock options ("CSOs" or "options") which are not intended to qualify as "incentive stock options" within the meaning of
        Section 422 of the Internal Revenue Code of 1986, as amended
        (the "Code").

        2.  Administration of this Plan.

          The Company's Board of Directors ("Board") may appoint and maintain as administrator of this Plan the Compensation Committee (the "Committee") of the Board which shall consist of at least three members of the Board. Until such time as the Committee is duly constituted, the Board itself shall have and fulfill the duties herein allocated to the Committee. The Committee shall have full power and authority to designate Plan participants, to determine the provisions and terms of respective CSOs (which need not be identical as to number of shares covered by any CSO, the method of exercise as related to exercise in whole or in installments, or otherwise), including the CSO price, and to interpret the provisions and supervise the administration of this Plan. The Committee may in its discretion provide that certain CSOs not vest (that is, become exercisable) until expiration of a certain period after issuance or until other conditions are satisfied, so long as not contrary to this Plan.

          A majority of the members of the Committee shall consititue a quorum. All decisions and selections made by the Committee pursuant to this Plan's provisions shall be made by a majority of its members. Any decision reduced to writing and signed by all of the members shall be fully effective as if it had been made by a majority at a meeting duly held. The Committee shall select one of its members as its chairman and shall hold its meetings at such times and places as it deems advisable. If at any time the Board shall consist of seven or more members, then the Board may amend this Plan to provide that the Committee shall consist only of Board members who shall not have been eligible to participate in this Plan (or similar stock or stock option plan) of the Company or its affiliates at any time within one year prior to appointment to the Committee.

          Shareholder approval of this Plan shall not be required. But in the event shareholder approval of this Plan is to be sought, then all CSOs granted under this Plan will be subject to, and may not be exercised before, the approval of this Plan by the holders of a majority of the Company's outstanding shares; and if such approval is to be sought and is not obtained, all CSOs previously granted shall be void. Each CSO shall be evidenced by a written agreement containing terms and conditions established by the Committee consistent with the provisions of this Plan.

        3.  Designation of Participants.

          The persons eligible for participation in this Plan as recipients of CSOs shall include full-time and part-time employees (as determined by the Board or Committee) and officers of the Company or of an Affiliated Corporation. In addition, directors (including advisory or other special directors) of the Company or any Affiliated Corporation who are not employees of the Company or an Affiliated Corporation and any attorney, consultant or other adviser to the Company or any Affiliated Corporation shall be eligible to participate in this Plan. For all purposes of this Plan, any director who is not also a common law employee and is granted an option under this Plan shall be considered an "employee" until the effective date of the director's resignation or removal from the Board of Directors, including removal due to death or disability. The Committee shall have full power to designate, from among eligible individuals, the persons to whom CSOs may be granted. A person who has been granted a CSO hereunder may be granted an additional CSO or CSOs, if the Committee shall so determine.
        The granting of a CSO shall not be construed as a contract of employment or as entitling the recipient thereof to any rights of continued employment. Persons eligible under this Plan additionally may be granted one or more options under any other compensation or stock option plan or awarded shares under any other compensatory plan of the Company. The term "employees" includes consultants and advisers to and agents of the Company, whether engaged on a regular or ad-hoc basis.

        4.  Stock Reserved for this Plan.

          Subject to adjustment as provided in Paragraph 9 below, a total of 75,000,000 shares of Common Stock, $.0001 par value
        ("Stock"), of the Company shall be subject to this Plan. The Stock subject to this Plan shall consist of unissued shares or previously issued shares reacquired and held by the Company or any Affiliated Corporation, and such amount of shares shall be and is hereby reserved for sale for such purpose. Any of such shares which may remain unsold and which are not subject to outstanding CSOs at the termination of this Plan shall cease to be reserved for the purpose of this Plan, but until termination of this Plan the Company shall at all times reserve a sufficient number of shares to meet the requirements of this Plan. Should any CSO expire or be cancelled prior to its exercise in full, the unexercised shares theretofore subject to such CSO may again be subjected to a CSO under this Plan.

        5.  Option Exercise Price.

          The purchase price of each share of Stock placed under CSO shall be as determined by the Board or Committee with reference to factors such as current fair market value of the Stock, net book value per share, regular or other remuneration, perquisites and emoluments already being received by the optionee and such other factors as the Committee shall deem necessary or advisable. For purposes of computing "fair market value" hereunder, the fair market value of a share on a particular date shall be as determined by the Committee. Any cash proceeds from the sale of Stock are to be added to the general funds of the Company.

        6.  Exercise Period; Vesting.

          (a) The CSO exercise period shall be a term of not more than five (5) years from the date of granting of each CSO and shall automatically terminate:

          (i) Upon termination of the optionee's employment with the Company for cause (defined as termination for reasons other than layoff due to lack of work, injury, illness, disability, or due to economic reasons unrelated to the optionee's job performance, or for a reason stated in subparagraph 6(b) below);

          (ii) At the expiration of twelve (12) months from the date of termination of the optionee's employment with the Company for any reason other than death, without cause; provided, that if the optionee dies within such nine-month period, subclause (iii) below shall apply; or

          (iii) At the expiration of fifteen (15) months after the date of death of the optionee.

          (b) "Employment with the Company" as used in this Plan shall include employment with (or in the case of a consultant, adviser or agent, engagement by) any Affiliated Corporation in any such capacity, even if employment or engagement in another capacity ceases, and CSOs granted under this Plan shall not be affected by an employee's transfer of employment among the Company and any Parent or Subsidiary thereof. An optionee's employment with the Company shall not be deemed interrupted or terminated by a bona fide leave of absence (such as sabbatical leave or employment by the Government) duly approved, military leave or sick leave.

          (c) The Board or Committee may determine at the time of grant that a CSO granted hereunder shall not vest immediately but over a specified time, in specified amounts per time period, or subject to other restrictions or limitations. Unless otherwise set forth in the granting resolution, a CSO shall vest immediately upon grant. If employment with the Company ceases before a CSO vests, then vesting shall never take place, and unvested CSOs shall then be lost forever.

        7.  Exercise of Options.

          (a) The Committee, in granting CSOs, shall have discretion to determine the terms upon which CSOs shall be exercisable, subject to applicable provisions of this Plan. Once available for purchase, unpurchased shares of Stock shall remain subject to purchase until the CSO expires or terminates in accordance with Paragraph 6 above. Unless otherwise provided in the CSO, a CSO may be exercised in whole or in part, one or more times, but no CSO may be exercised for a fractional share of Stock. Fractions shall be rounded up or down, as appropriate.

          (b) CSOs may be exercised solely by the optionee or a permitted transferee during his lifetime or by a spouse or former spouse pursuant to a qualified domestic relations order, or after his death (with respect to the number of shares which the optionee could have purchased at the time of death) by the person or persons entitled thereto under the decedent's will or the laws of descent and distribution.

          (c) The purchase price of the shares of Stock as to which a CSO is exercised shall be paid in full at the time of exercise and no shares of Stock shall be issued until full payment is made therefor. Payment shall be made either (i) in cash, represented by bank or cashier's check, certified check or money order; (ii) by delivering shares of the Company's Common Stock which have been beneficially owned by the optionee, the optionee's spouse, or both of them for a period of at least six (6) months prior to the time of exercise (the "Delivered Stock"), in a number equal to the number of shares of Stock being purchased upon exercise of the CSO; or (iii) a combination of cash and shares of the Company; (iv) by delivery of shares of corporate stock which are freely tradeable without restriction and which are part of a class of securities which has been listed for trading on the NASDAQ system or a national securities exchange, with an aggregate fair market value equal to or greater than the exercise price of the shares of Stock being purchased under the CSO, or a combination of cash, Delivered Stock or other corporate shares; or (v) by advising the Company, at the time the Option is exercised, to withhold from exercise under the Option the appropriate number of Option Shares, the aggregate market value of which on the date of exercise of the Option is equal to the aggregate cash purchase price of the Option Shares being exercised and purchased under the Option, and such withholding shall constitute full payment for the non-withheld Option Shares issued upon exercise; and shares thus withheld by the Company shall thereafter constitute treasury shares of the Company. A CSO shall be deemed exercised when written notice thereof, accompanied by the appropriate payment in full (or by withholding instructions), is received by the Company. No holder of a CSO shall be, or have any of the rights and privileges of, a shareholder of the Company in respect of any shares of Stock purchasable upon exercise of a CSO unless and until certificates representing such shares shall have been issued by the Company to him, her or it.

        8.  Assignability.

          No CSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution pursuant to a qualified domestic relations order (as defined in Rule 16b-3 of the Securities and Exchange Commission, or any successor rule), or pursuant to Title I of the Employee Retirement Income Security Act of 1974, as amended (ERISA), or rules thereunder. No CSO shall be pledged or hypothecated in any manner, whether by operation of law or otherwise, nor be subject to execution, attachment or similar process.

        9.  Reorganizations and Recapitalizations of the Company.

          (a) The existence of this Plan and CSOs granted hereunder shall not affect in any way the right or power of the Company or its shareholders to make or authorize any and all adjustments, recapitalizations, reorganizations or other changes in the Company's capital structure or its business, or any merger or consolidation of the Company, or any issue of bonds, debentures, preferred or prior preference stocks ahead of or affecting the Company's Common Stock or the rights thereof, or the dissolution or liquidation of the Company, or any sale, exchange or transfer of all or any part of its assets or business, or any other corporate act or proceeding, whether of a similar character or otherwise.

          (b) The shares of Stock with respect to which CSOs may be granted hereunder are shares of the Common Stock of the Company as currently constituted. If, and whenever, prior to delivery by the Company of all of the shares of the Stock which are subject to CSOs granted hereunder, the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a Stock dividend, a stock split, combination of shares (reverse stock split) or recapitalization or other increase or reduction of the number of shares of the Common Stock outstanding without receiving compensation therefor in money, services or property, then the number of shares of Stock available under this Plan and the number of shares of Stock with respect to which CSOs granted hereunder may thereafter be exercised shall (i) in the event of an increase in the number of outstanding shares, be proportionately increased, and the cash consideration payable per share shall be proportionately reduced; and (ii) in the event of a reduction in the number of outstanding shares, be proportionately reduced, and the cash consideration payable per share shall be proportionately increased.



          (c) If the Company is reorganized, merged, consolidated or party to a plan of exchange with another corporation pursuant to which shareholders of the Company receive any shares of stock or other securities, there shall be substituted for the shares of Stock subject to the unexercised portions of outstanding CSOs an appropriate number of shares of each class of stock or other securities which were distributed to the shareholders of the Company in respect of such shares of Stock in the case of a reorganization, merger, consolidation or plan of exchange; provided, however, that all such CSOs may be cancelled by the Company as of the effective date of a reorganization, merger, consolidation, plan of exchange, or any dissolution or liquidation of the Company, by giving notice to each optionee or his personal representative of its intention to do so and by permitting the purchase of all the shares subject to such outstanding CSOs for a period of not less than thirty (30) days during the sixty (60) days next preceding such effective date.

          (d) Except as expressly provided above, the Company's issuance of shares of Stock of any class, or securities convertible into shares of Stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into or exchangeable for shares of Stock or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number of shares of Stock subject to CSOs granted hereunder or the purchase price of such shares.

        10.  Purchase for Investment.

          Unless the shares of Stock covered by this Plan have been registered under the Securities Act of 1933, as amended, each person exercising a CSO under this Plan may be required by the Company to give a representation in writing that he is acquiring such shares for his own account for investment and not with a view to, or for sale in connection with, the distribution of any part thereof.

        11.  Effective Date and Expiration of this Plan.

          This Plan shall be effective as of April 15, 1994, the date of its adoption by the Board, and no CSO shall be granted pursuant to this Plan after its expiration. This Plan shall expire on April 15, 2004 except as to CSOs then outstanding, which shall remain in effect until they have expired or been exercised.

        12.  Amendments or Termination.

          The Board may amend, alter or discontinue this Plan at any time in such respects as it shall deem advisable in order to conform to any change in any other applicable law, or in order to comply with the provisions of any rule or regulation of the Securities and Exchange Commission required to exempt this Plan or any CSOs granted thereunder from the operation of Section 16(b) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), or in any other respect not inconsistent with Section 16(b) of the Exchange Act; provided, that no amendment or alteration shall be made which would impair the rights of any participant under any CSO theretofore granted, without his consent (unless made solely to conform such CSO to, and necessary because of, changes in the foregoing laws, rules or regulations), and except that no amendment or alteration shall be made without the approval of shareholders which would:

          (a) Increase the total number of shares reserved for the purposes of this Plan (except as provided in Paragraph 9), or change the classes of persons eligible to participate in this Plan as provided in Paragraph 3; or

          (b) Extend the CSO period provided for in Paragraph 6; or

          (c) Extend the expiration date of this Plan as set forth in Paragraph 11.

        13.  Government Regulations.

          This Plan, and the granting and exercise of CSOs hereunder, and the obligation of the Company to sell and deliver shares of Stock under such CSOs, shall be subject to all applicable laws, rules and regulations, and to such approvals by any governmental agencies or national securities exchanges as may be required.

        14.  Liability.

          No member of the Board of Directors or the Committee, nor any officers, employees or agents of the Company or any Affiliated Corporation shall be personally liable for any action, omission or determination made in good faith in connection with this Plan.

        15.  Affiliated Corporations.

          The term "Affiliated Corporation" used herein shall mean any Parent or Subsidiary. The term "Parent" used herein shall mean any corporation owning 50 percent or more of the total combined voting stock of all classes of the Company or of another corporation qualifying as a Parent within this definition. The term "Subsidiary" used herein shall mean any corporation more than 50 percent of whose total combined voting stock of all classes is held by the Company or by another corporation qualifying as a Subsidiary within this definition. References herein to the "Committee" shall refer instead to the Board at any time when no Committee has been appointed or is serving.

        16.  Options in Substitution for Other Options.

          The Committee may, in its sole discretion, at any time during the term of this Plan, grant new options to an employee under this Plan or any other stock option plan of the Company on the condition that such employee shall surrender for cancellation one or more outstanding options which represent the right to purchase (after giving effect to any previous partial exercise thereof) a number of shares, in relation to the number of shares to be covered by the new conditional grant hereunder, determined by the Committee. If the Committee shall have so determined to grant such new options on such a conditional basis ("New Conditional Options"), no such New Conditional Option shall become exercisable in the absence of such employee's consent to the condition and surrender and cancellation as appropriate.
        New Conditional Options shall be treated in all respects under this Plan as newly granted options. Options may be granted under this Plan from time to time in substitution for similar rights held by employees of other corporations who are about to become employees of the Company or an Affiliated Corporation as a result of a merger or consolidation of the employing corporation with the Company or an Affiliated Corporation, or the acquisition by the Company or an Affiliated Corporation of the assets of the employing corporation, or the acquisition by the Company or an Affiliated Corporation of stock of the employing corporation as the result of which it becomes an Affiliated Corporation.

        17.  Withholding Taxes.

          Pursuant to applicable federal and state laws, the Company may be required to collect withholding taxes upon the exercise of a CSO. The Company may require, as a condition to the exercise of a CSO, that the optionee concurrently pay to the Company the entire amount or a portion of any taxes which the Company is required to withhold by reason of such exercise, in such amount as the Committee or the Company in its discretion may determine. In lieu of part or all of any such payment, the optionee may elect to have the Company withhold from the shares to be issued upon exercise of the option that number of shares having a Fair Market Value equal to the amount which the Company is required to withhold.



                                      RENEGADE VENTURE CORPORATION

        (SEAL)       ATTEST:          By...........................
                                         Randy J. Sasaki, President



        By.........................................
           Elisabeth M. Crosse, Assistant Secretary





                          CERTIFICATION OF PLAN ADOPTION



          I, the undersigned Secretary or assistant secretary of this Corporation, hereby certify that the foregoing 1994 Compensatory Stock Option Plan of this corporation was duly approved by the requisite number of holders of the issued and outstanding common stock of this corporation as of the date below.

        Date of Approval: _______________, 1994





        X..........................................





        (SEAL)





                           1994 EMPLOYEE STOCK COMPENSATION PLAN

                             	RENEGADE VENTURE CORPORATION



        1.  Purpose of the Plan.

          This Employee Stock Compensation Plan is intended to further the growth and advance the best interests of RENEGADE VENTURE CORPORATION, a Colorado corporation (the "Company"), and Affiliated Corporations, by supporting and increasing the Company's ability to attract, retain and compensate persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company and Affiliate Corporations. This Plan provides for stock compensation through the award of the Company's Common Stock.

        2.  Definitions.

          Whenever used in this Plan, except where the context might clearly indicate otherwise, the following terms shall have the meanings set forth in this section:

        a. "Act" means the U.S. Securities Act of 1933, as amended.

        b. "Affiliated Corporation" means any Parent or Subsidiary.

        c. "Award" or "grant" means any grant of Common Stock made under this Plan.

        d. "Board of Directors" means the Board of Directors of the Company.

        e. "Code" means the Internal Revenue Code of 1986, as amended.

        f. "Common Stock" or "Common Shares" means the common stock, $.0001 par value per share, of the Company, or in the event that the outstanding Common Shares are hereafter changed into or exchanged for different shares of securities of the Company, such other shares or securities.

        g. "Date of Grant" means the day the Board of Directors authorizes the grant of Common Stock or such later date as may be specified by the Board of Directors as the date a particular award will become effective.

        h. "Employee" means any person or entity that renders bona fide services to the Company, including, without limitation, (i) a person employed by the Company or an Affiliated Corporation;
            (ii) an officer or director (including advisory or other directors) of the Company or an Affiliated Corporation; (iii) a person or company engaged by the Company or an Affiliated Corporation as a consultant, advisor or agent; (iv) a lawyer, law firm, accountant or accounting firm, or other professional or professional firm engaged by the Company or an Affiliated Corporation; or (v) any other person defined as an "employee" herein or in Rule 405 of Regulation C of the Securities and Exchange Commission.

        i. "Parent" means any corporation owning 50% or more of the total combined voting stock of all classes of the Company or of another corporation qualifying as a Parent within this definition.

        j. "Participant" means an Employee to whom an Award of Plan Shares has been made.

        k. "Plan Shares" means shares of Common Stock from time to time subject to this Plan.

        l. "Subsidiary" means a corporation more than 50% of whose total combined capital stock of all classes is held by the Company or by another corporation qualifying as a Subsidiary within this definition.



        3.  Effective Date of the Plan.

          The effective date of this Plan is April 15, 1994. No Plan Shares may be issued after April 15, 2004.

        4.  Administration of the Plan.

          The Board of Directors will be responsible for the administration of this Plan, and will award Common Shares under this Plan. Subject to the express provisions of this Plan, the Board of Directors shall have full authority and sole and absolute discretion to interpret this Plan, to prescribe, amend and rescind rules and regulations relating to it, and to make all other determinations which it believes to be necessary or advisable in administering this Plan. The determination of those eligible to receive an award of Plan Shares shall rest in the sole discretion of the Board of Directors, subject to the provisions of this Plan. Awards of Plan Shares may be made as compensation for services rendered, directly or in lieu of other compensation payable, or as a bonus in recognition of past service or performance. The Board of Directors may correct any defect, supply any omission or reconcile any inconsistency in this Plan in such manner and to such extent it shall deem necessary to carry it into effect. Any decision made, or action taken, by the Board of Directors arising out of or in connection with the interpretation and administration of this Plan shall be final and conclusive. The Board of Directors may appoint a compensation committee from among the members of the full Board of Directors to administer this Plan instead of the full board; in which event, references herein to the "Board of Directors" shall also refer to and include such committee as the Plan administrators. 5. Stock Subject to the Plan.

          The maximum number of Plan Shares which may be awarded under this Plan is 25,000,000 shares.

        6.  Persons Eligible to Receive Awards.

          Awards may be granted only to Employees (as herein defined).

        7.  Grants or Awards of Plan Shares.

          Except as otherwise provided herein, the Board of Directors shall have complete discretion to determine when and to which Employees Plan Shares are to be granted, and the number of Plan Shares to be awarded to each Employee. No grant will be made if, in the judgment of the Board of Directors, such a grant would constitute a public distribution with the meaning of the Act or the rules and regulations promulgated thereunder.

        8.  Delivery of Stock Certificates.

          As promptly as practicable after authorizing an award of Plan Shares, the Company shall deliver to the person who is the recipient of the award, a certificate or certificates registered in that person's name, representing the number of Plan Shares that were granted. Unless the Plan Shares have been registered under the Act, each certificate evidencing Plan Shares shall bear a legend to indicate that such shares represented by the certificate were issued in a transaction which was not registered under the Act, and may only be sold or transferred in a transaction that is registered under the Act or is exempt from the registration requirements of the Act. In the absence of registration under the Act, any person awarded Plan Shares may be required to execute and deliver to the Company an investment letter, satisfactory in form and substance to the Company, prior to issuance and delivery of the shares.

        9.  Assignability.

          An award of Plan Shares may not be assigned. Plan Shares themselves may be assigned only after such shares have been awarded, issued and delivered, and only in accordance with law and any transfer restrictions imposed at the time of award.

        10.  Employment not Conferred.

          Nothing in this Plan or in the award of Plan Shares shall confer upon any Employee the right to continue in the employ of the Company or Affiliated Corporation nor shall it interfere with or restrict in any way the lawful rights of the Company or any Affiliated Corporation to discharge any Employee at any time for any reason whatsoever, with or without cause. 11. Laws and Regulations.

          The obligation of the Company to issue and deliver Plan Shares following an award under this Plan shall be subject to the condition that the Company be satisfied that the sale and delivery thereof will not violate the Act or any other applicable laws, rules or regulations.

        12.  Withholding of Taxes.

          If subject to withholding tax, the Company or any Affiliated Corporation may require that the Employee concurrently pay to the Company the entire amount or a portion of any taxes which the Company or Affiliated Corporation is required to withhold by reason of granting Plan Shares, in such amount as the Company or Affiliated Corporation in its discretion may determine. In lieu of part or all of any such payment, the Employee may elect to have the Company or Affiliated Corporation withhold from the Plan Shares issued hereunder a sufficient number of shares to satisfy withholding obligations. If the Company or Affiliated Corporation becomes required to pay withholding taxes to any federal, state or other taxing authority as a result of the granting of Plan Shares, and the Employee fails to provide the Company or Affiliated Corporation with the funds with which to pay that withholding tax, the Company or Affiliated Corporation may withhold up to 50% of each payment of salary or bonus to the Employee (which will be in addition to any required or permitted withholding), until the Company or Affiliated Corporation has been reimbursed for the entire withholding tax it was required to pay in respect of the award of Plan Shares.

        13.  Reservation of Shares.

          The stock subject to this Plan shall, at all times, consist of authorized but unissued Common Shares, or previously issued shares of Common Stock reacquired or held by the Company or an Affiliated Corporation equal to the maximum number of shares the Company may be required to issue as stated in Section 5 of this Plan, and such number of Common Shares hereby is reserved for such purpose. The Board of Directors may decrease the number of shares subject to this Plan, but not increase such number, except as a consequence of a stock split or other reorganization or recapitalization affecting all Common Shares.

        14.  Amendment and Termination of the Plan.

          The Board of Directors may suspend or terminate this Plan at any time or from time to time, but no such action shall adversely affect the rights of a person granted an Award under this Plan prior to that date. Otherwise, this Plan shall terminate on the earlier of the terminal date stated in Section 3 of this Plan or the date when all Plan Shares have been issued. The Board of Directors shall have absolute discretion to amend this Plan, subject only to those limitations expressly set forth herein.

        15.  Delivery of Plan.

          A copy or synopsis or description of this Plan shall be delivered to every person to whom an award of Plan Shares is made. The Secretary of the Company may, but is not required to, also deliver a copy of the resolution or resolutions of the Board of Directors or committee authorizing the award.

        16.  Liability.

          No member of the Board of Directors, any committee of directors, or officers, employees or agents of the Company or any Affiliated Corporation shall be personally liable for any action, omission or determination made in good faith in connection with this Plan.

        17.  Miscellaneous Provisions.

          The place of administration of this Plan shall be in the State of Colorado, and the validity, construction, interpretation and effect of this Plan and of its rules, regulations and rights relating to it, shall be determined solely in accordance with the laws of such state. Without amending this Plan, the Board of Directors may issue Plan Shares to employees of the Company who are foreign nationals or employed outside the United States, or both, on such terms and conditions different from those specified in this Plan but consistent with the purpose of this Plan, as it deems necessary and desirable to create equitable opportunities given differences in tax laws in other countries. All expenses of administering this Plan and issuing Plan Shares
        shall be borne by the Company. 18.	Reorganizations and
        Recapitalizations of the Company.

          (a) The shares of Common Stock subject to this Plan are shares of the Common Stock of the Company as currently constituted. If, and whenever, the Company shall effect a subdivision or consolidation of shares or other capital readjustment, the payment of a Common Stock dividend, a stock split, combination of shares (reverse stock split) or recapitalization or other increase or reduction of the number of shares of the Common Common Stock outstanding without receiving compensation therefor in money, services or property, then the number of shares of Common Stock subject to this Plan shall (i) in the event of an increase in the number of outstanding shares, be proportionately increased; and (ii) in the event of a reduction in the number of outstanding shares, be proportionately reduced.

          (b) Except as expressly provided above, the Company's issuance of shares of Common Stock of any class, or securities convertible into shares of Common Stock of any class, for cash or property, or for labor or services, either upon direct sale or upon the exercise of rights or warrants to subscribe therefor, or upon conversion of shares or obligations of the Company convertible into or exchangeable for shares of Common Stock or other securities, shall not affect, and no adjustment by reason thereof shall be made with respect to, the number of shares of Common Stock subject to this Plan.



          By signature below, the undersigned officers of the Company hereby certify that the foregoing is a true and correct copy of the 1994 Employee Stock Compensation Plan of the Company.

        DATED:  April 18, 1994

                                       RENEGADE VENTURE CORPORATION





                                       By............................

                                           Randy J. Sasaki, President



        ATTEST:





        By...........................................

            Elisabeth M. Crosse, Assistant Secretary







        (SEAL)





                                  SIGNATURES



          In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

        Date:   April 8, 1997

                                        RENEGADE VENTURE CORPORATION



                                   /s/  Randy J. Sasaki
                                By..........................................

                                        Randy J. Sasaki, CEO, CFO, President



          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                    Title                             Date


  /s/  Randy J. Sasaki
 ...............................	CEO, CFO, President, Director   April 8, 1997
       Randy J. Sasaki



 /s/  Thomas Liston
 ...............................	Vice President, Director       April 15, 1997
      Thomas Liston




 ...............................	Secretary, Treasurer, Director
      John Shaffer