Form 10QSB
period 1997-03-31
RENEGADE VENTURE CORP
filed 1997-05-21
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarter Ended March 31, 1997      Commission File No. 33-30476-D


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

                     Yes              No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1997 are as follows:


           Class of Securities                  Shares Outstanding
           -------------------                  ------------------
        Common Stock, no par value                   320,000






                                 INDEX
                                                                     Page of
                                                                     Report

      PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

      Balance Sheets:

      As of March 31, 1997 (Unaudited) and December 31, 1996 .........     3

      Statement of Operations (Unaudited):

      For the three months ended March 31, 1997 and 1996
      and Cumulative from inception (February 13, 1989) through
      March 31, 1997..................................................     4

      Statements of Cash Flows (Unaudited):

      For the three months ended March 31, 1997 and 1996
      and Cumulative from inception (February 13, 1989) through
      March 31, 1997..................................................     5

      Notes to Financial Statements (Unaudited) ......................     6


Item 2.  Management's Discussion and Analysis or Plan of Operation ...     7


      PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ............................     7


      Signatures .....................................................     8




                      RENEGADE VENTURE CORPORATION
                      (A Development Stage Company)
                             Balance Sheets
                               (Unaudited)

                                               March 31,         Dec. 31,
                                                  1997              1996
                                               ---------         --------
                            ASSETS

CURRENT ASSETS
  Cash                                           26,275            27,528
                                               ---------         ---------
   Total Current Assets                          26,275            27,528


TOTAL ASSETS                                     26,275            27,528
                                               =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                3,358             1,458
                                               ---------         ---------
    Total  Liabilities                            3,358             1,458



STOCKHOLDERS' EQUITY

  Common stock, no par value; 3,000,000
    shares authorized, 320,000 shares
    issued and outstanding                       63,125            63,125
  Deficit accumulated during the
    development stage                           (40,208)          (37,055)
                                               ---------         ---------
    Total  Stockholders' Equity                  22,917            26,070



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       26,275            27,528
                                               =========         =========


           See accompanying notes to financial statements.



                    RENEGADE VENTURE CORPORATION
                    (A Development Stage Company)
                      Statement of Operations
                           (Unaudited)


                                                              Cumulative from
                                                                 inception
                                                              (Feb. 13, 1989)
                              For The Three Months Ended,          through
                                March 31,     March 31,            March 31,
                                  1997          1996                 1997
                              -----------    -----------       --------------

Revenues                              0              0                    0
                              -----------    ------------      --------------


Costs and Expenses:
  Legal and acct. services        1,900          1,880               24,690
  Stock transfer and promotion      180            180               17,361
  Office and postage                  0            250                3,378
  Amortization                        0              0                1,760
  General and administrative      1,073              0                1,073
                              -----------    -----------       --------------
Total Expenses                    3,153          2,310               48,262


                              -----------    -----------       --------------
Loss from operations             (3,153)        (2,310)             (48,261)
                              -----------    -----------       --------------

Other Income
  Interest income                     0              0                8,054

                              -----------    -----------       --------------
Net Loss Incurred during
  Development Stage              (3,153)        (2,310)             (40,207)
                              -----------    -----------       --------------

Net Loss per common share          (.01)          (.01)
                              -----------    -----------

Weighted average shares
  outstanding                   320,000        320,000
                              -----------    -----------

Dividends declared per common         -              -
                              -----------    -----------


              See accompanying notes to financial statements.



                    RENEGADE VENTURE CORPORATION
                    (A Development Stage Company)
                      Statements of Cash Flows
                             (Unaudited)



                                                              Cumulative from
                              For the Three months ended,  inception (Feb. 13,
                                       March  31,              1989) through
                                   1997          1996          March 31, 1997
                                ----------    ----------    -----------------
Cash flow operating activities
  Net loss                       (3,153)        (2,310)           (40,208)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
    Amortization                      0              0              1,760
    Increase (decrease) in
      accounts payable            1,900            (60)             3,358
                                ---------     ----------    -----------------
  Net cash provided by (used
    In) operating activities     (1,253)        (2,370)           (35,090)


Cash flow from investing
  activities
    Net cash provided by
      investing activities            0              0             (1,760)
                                ---------     ----------    -----------------

Cash flows from financing
  activities
    Net cash provided by
      financing activities            0              0             63,125
                               ----------     ----------    -----------------

Net increase (decrease)
  in cash                        (1,253)        (2,370)            26,275
                               ----------     ----------    -----------------

Cash and cash equivalents
  at beg. of period              27,528         32,208                  0
                               ----------     ----------    -----------------

Cash and cash equivalents
  at end of period               26,275         29,838             26,275
                               ----------     ----------    -----------------


           See accompanying notes to financial statements.





                    RENEGADE VENTURE CORPORATION
                    (A Development Stage Company)
              Notes to Financial Statements (Unaudited)



Note 1. Renegade Venture Corporation ("Company") was incorporated in the State of Colorado on February 13, 1989. The Company was to obtain funding from a public offering in order to provide a vehicle to acquire or engage in one or more business opportunities believed by management to have a potential for profitability. The accompanying unaudited financial statements of the Company have been prepared on the accrual basis and in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Note 2. During the fiscal year ended December 31, 1996, the Company incurred a net loss of $5,753 and, as of that date, had accumulated a deficit of $37,055. The Company had no operations during the first quarter covered by these statements and realized no revenues, although it incurred a loss for the quarter of $3,153.

Note 3. Future working capital requirements are dependent on the Company's ability to attain profitable operations, to restructure its financing arrangements or capital structure, and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations, restructuring efforts, or whether the necessary alternative financing can be arranged.

Note 4. Subsequent to quarter ended June 30, 1996, the Company's share-holders approved at a special meeting an amendment to the Company's certificate of incorporation which effected a 1-for-100 reverse split (combination) of the Company's Common Stock and, in conjunc-tion with such combination, an increase in the number of authorized shares and eliminate the $.0001 per share par value of the common shares, changing them to shares without par value. As a result of the reverse split, the 32,000,000 common shares of the Company, $.0001 par value, issued and outstanding prior to the reverse split were changed into 320,000 common shares without par value. No preferred shares are issued or outstanding. Following the reverse split and amendment to the articles of incorporation, the Company's articles of incorporation authorize the issuance of 50,000,000 shares of common stock without par value and 15,000,000 preferred shares without par value.

Note 5. Loss per common share is based on the weighted average number of common shares outstanding during the period.




Item 2.  Management's Discussion and Analysis or Plan of Operation.


         FORWARD LOOKING STATEMENTS

           This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncer-tainties materialize, or should underlying assumptions prove in-correct, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.

         BUSINESS

           Renegade Venture Corporation, a Colorado corporation ("Company"), is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7. The Company has not had active business operations or significant revenues since inception, other than occasionally searching for a business or venture to acquire as described below.

           The Company has no operations or source of revenues. The Company's business plan at this time is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues and to thereby become operational. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corpora-tion. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of the Company's management, all of whom are devoting part time to the Company's affairs, will conduct the Company's search for an operating business or venture to acquire. There is no assurance that the Company will be successful in this endeavor or that any business, venture or assets acquired will be profitable.

         LIQUIDITY AND CAPITAL RESOURCES

           The Company did not realize any cash from equity financing activities in 1996 and has no line of credit or similar credit facility available to it. However, the Company currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has and will have no material capital commitments unless and until it is able to acquire a business or assets. The Company has little in the way of expenses, therefore, except for legal, accounting and other expenses related to filing of reports with the Securities and Exchange Commission. As of March 31, 1997, the Company had accumulated a deficit (net loss) of $40,207 since inception and had $26,275 cash on hand or other significant assets. The Company believes that cash on hand will be sufficient to cover its out-of-pocket expenses for at least the next twelve months.

         RESULTS OF OPERATIONS

           During the quarter ended March 31, 1997 (first quarter of this year), the Company had no revenues and did not engage in any active business but incurred a loss of $3,153. Expenses for this period primarily related to accounting fees and costs related to Securities and Exchange Commission filings.



Item 6.  Exhibits and Reports on Form 8-K.

      (a)     Exhibits.  Exhibit 27 - Financial Data Schedule.

      (b)     Reports on Form 8-K.  NONE





                             SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the under-signed, thereunto duly authorized.


DATED: May 8, 1997
                                  RENEGADE VENTURE CORPORATION





                              /s/ Randy J. Sasaki

                               By.........................................
                                  Randy J. Sasaki, Chief Executive Officer and Chief Financial Officer