Form 10QSB
period 1997-06-30
RENEGADE VENTURE CORP
filed 1997-08-13
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarter Ended June 30, 1997      Commission File No. 33-30476-D


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1997 are as follows:


           Class of Securities                  Shares Outstanding
        Common Stock, no par value                   320,000




                                 INDEX
                                                                     Page of
                                                                      Report
      PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

      Balance Sheets:

      As of June 30, 1997 (Unaudited) and December 31, 1996 .........     3

      Statement of Operations (Unaudited):

      For the six months ended June 30, 1997 and 1996
      and Cumulative from inception (February 13, 1989) through
      Juneh 30, 1997..................................................    4

      Statements of Cash Flows (Unaudited):

      For the six months ended June 30, 1997 and 1996
      and Cumulative from inception (February 13, 1989) through
      June 30, 1997..................................................     5


      Notes to Financial Statements (Unaudited) ......................    6


Item 2.  Management's Discussion and Analysis or Plan of Operation ...    7


      PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ............................    7

      Signatures .....................................................    8





                      RENEGADE VENTURE CORPORATION
                      (A Development Stage Company)
                             Balance Sheets
                               (Unaudited)

                                            June 30,         Dec. 31,
                                              1997             1996
                                           ---------         --------
                              ASSETS
CURRENT ASSETS
  Cash                                       23,624            27,528
                                           ---------         ---------
   Total Current Assets                      23,624            27,528


TOTAL ASSETS                                 26,275            27,528
                                           =========         =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                            1,458             1,458
                                           ---------         ---------
   Total  Liabilities                         1,458             1,458


STOCKHOLDERS' EQUITY

  Common stock, no par value; 3,000,000
    shares authorized, 320,000 shares
    issued and outstanding                   63,125            63,125

  Deficit accumulated during the
    development stage                       (40,959)          (37,055)
                                           ---------         ---------
      Total  Stockholders' Equity            22,166            26,070


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   23,624            27,528
                                           =========         =========


           See accompanying notes to financial statements.


                    RENEGADE VENTURE CORPORATION
                    (A Development Stage Company)
                      Statement of Operations
                           (Unaudited)


                                                              Cumulative from
                                                                  inception
                                                              (Feb. 13, 1989)
                               For The Six Months Ended,           through
                                 Juneh 30,     June 30,            June 30,
                                   1997          1996                1997
                               -----------    -----------       --------------

Revenues                              0              0                    0
                               -----------    ------------      --------------

Costs and Expenses:
  Legal and acct. services        2,466          2,080               25,256
  Stock transfer and promotion      365            265               17,546
  Office and postage                  0            250                3,378
  Amortization                        0              0                1,760
  General and administrative      1,073              0                1,073
                               -----------    -----------       --------------
Total Expenses                    3,904          2,595               49,013

                               -----------    -----------       --------------
Loss from operations             (3,904)        (2,595)             (49,013)
                               -----------    -----------       --------------
Other Income
  Interest income                     0              0                8,054
                               -----------    -----------       --------------
Net Loss Incurred during
  Development Stage              (3,904)        (2,595)             (40,959)
                               -----------    -----------       --------------

Net Loss per common share          (.01)          (.01)
                               -----------    -----------

Weighted average shares
  outstanding                   320,000        320,000
                               -----------    -----------

Dividends declared per common         -              -
                              -----------    -----------


         See accompanying notes to financial statements.


                    RENEGADE VENTURE CORPORATION
                    (A Development Stage Company)
                      Statements of Cash Flows
                             (Unaudited)



                                                              Cumulative from
                               For the Six months ended,   inception (Feb. 13,
                                       June  30,               1989) through
                                   1997          1996          June 30, 1997
                                ----------    ----------    -----------------
Cash flow operating activities
  Net loss                       (3,904)        (2,310)           (40,959)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Amortization                    0              0              1,760
      Increase (decrease) in
       accounts payable               0            (60)             1,458
                                ---------     ----------    -----------------
   Net cash provided by (used
    In) operating activities     (3,904)        (2,370)           (37,741)

Cash flow from investing
  activities

    Net cash provided by
      investing activities            0              0             (1,760)
                                ---------     ----------    -----------------
Cash flows from financing
  activities
    Net cash provided by
      financing activities            0              0             63,125
                               ----------     ----------    -----------------

Net increase (decrease)
  in cash                        (3,904)        (2,370)            23,624
                               ----------     ----------    -----------------

Cash and cash equivalents
  at beg. of period              27,528         32,208                  0
                               ----------     ----------    -----------------

Cash and cash equivalents
  at end of period               23,624         29,838             23,624
                               ----------     ----------    -----------------


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

Note 2. During the year ended December 31, 1996, the Company incurred a net loss of $5,753 and, as of that date, had accumulated a deficit of $37,055. The Company had no operations during the second quarter covered by these statements and realized no revenues, although it incurred a loss for the quarter of $751.

Note 3. Future working capital requirements are dependent on the Company's ability to attain profitable operations, to restructure its financ-ing arrangements or capital structure, and to obtain financing or new capital as required. It is not possible at this time to predict the outcome of future operations, restructuring efforts, or whether the necessary alternative financing can be arranged.

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


Item 2.  Management's Discussion and Analysis or Plan of Operation.


FORWARD LOOKING STATEMENTS

  This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-ooking statements. These statements reflect management's current view of the company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company did not realize any cash from equity financing activities in 1997 and has no line of credit or similar credit facility available to it. However, the Company currently pays no salaries or rent, has little in the way of general or administrative overhead expenses, and has and will have no material capital commitments unless and until it is able to acquire a business or assets. The Company has little in the way of expenses, therefore, except for legal, accounting and other expenses related to filing of reports with the Securities and Exchange Commission. As of June 30, 1997, the Company had accumulated a deficit (net loss) of $40,959 since inception and had $23,624 cash on hand or other significant assets. The Company believes that cash on hand will be sufficient to cover its out-of-pocket expenses for at least the next twelve months.

RESULTS OF OPERATIONS

  During the quarter ended June 30, 1997 (second quarter of this year), the Company had no revenues and did not engage in any active business but incurred a loss of $751. Expenses for this period primarily related to accounting fees and costs related to Securities and Exchange Commission filings.



Item 6.  Exhibits and Reports on Form 8-K.

      (a)     Exhibits.  Exhibit 27 - Financial Data Schedule.

      (b)     Reports on Form 8-K.  NONE





                             SIGNATURES


  In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the under-signed, thereunto duly authorized.


DATED: August 8, 1997
                                  RENEGADE VENTURE CORPORATION





                                     /s/ Randy J. Sasaki
                                By...........................................
                                     Randy J. Sasaki, Chief Executive Officer
                                     and Chief Financial Officer