Form 10QSB
period 1997-09-30
RENEGADE VENTURE CORP
filed 1998-03-13
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For Quarter Ended Sept. 30, 1997      Commission File No. 33-30476-D

                   RENEGADE VENTURE (NEV.) CORPORATION
            (Exact name of Registrant as specified in its charter)

                 NEVADA                           84-1108499
   (State or other jurisdiction of      (I.R.S. Empl. Ident. No.)
   incorporation or organization)

       90 Madison Street, Suite 707
    Denver, Colorado                                 80206
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

                     Yes              No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of Sept. 30, 1997 are as follows:

       Class of Securities                  Shares Outstanding
       -------------------                  ------------------
  Common Stock, $.001 par value                   320,000



                                 INDEX                             Page of
                                                                   Report
   PART I. FINANCIAL INFORMATION

 Item 1.  Financial Statements.

    Balance Sheets:

    As of Sept. 30, 1997 (Unaudited) and December 31, 1996........     3

    Statement of Operations (Unaudited):

    For the nine months ended Sept. 30, 1997 and 1996 and
    Cumulative from inception (February 13, 1989) through
    Sept. 30, 1997................................................     4

    Statements of Cash Flows (Unaudited):

    For the nine months ended Sept. 30, 1997 and 1996 and
    Cumulative from inception (February 13, 1989) through
    Sept. 30, 1997................................................     5

    Notes to Financial Statements (Unaudited).....................     6

 Item 2.  Management's Discussion and Analysis or Plan of Operation    7

      PART II.     OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K........................     7

      Signatures..................................................     8





                 RENEGADE VENTURE (NEV.) CORPORATION
                    (A Development Stage Company)
                          Balance Sheets
                           (Unaudited)

                                                  Sept. 30,         Dec. 31,
                                                     1997             1996
                                                  ---------         --------
                             ASSETS
CURRENT ASSETS
  Cash                                              19,402            27,528
                                                  ---------         ---------
   Total Current Assets                             19,402            27,528


TOTAL ASSETS                                        19,402            27,528
                                                  =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   1,458             1,458
                                                  ---------         ---------
    Total  Liabilities                               1,458             1,458


STOCKHOLDERS' EQUITY

  Common stock, no par value; 50,000,000
   shares authorized, 320,000 shares
   issued and outstanding                           63,125            63,125

  Deficit accumulated during the
   development stage                               (45,181)          (37,055)
                                                  ---------         ---------
    Total  Stockholders' Equity                     17,944            26,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          19,402            27,528
                                                  =========         =========


           See accompanying notes to financial statements.



                RENEGADE VENTURE (NEV.) CORPORATION
                   (A Development Stage Company)
                      Statement of Operations
                            (Unaudited)



                                                             Cumulative from
                                                                 inception
                                                              (Feb. 13, 1989)
                              For The Nine Months Ended,          through
                                Sept. 30,     Sept. 30,           Sept. 30,
                                  1997          1996                1997
                              -----------    -----------       --------------
Revenues                              0              0                    0
                              -----------    ------------      --------------

Costs and Expenses:
  Legal and acct. services        2,466          2,663               25,256
  Stock transfer and promotion    3,439            615               20,620
  Office and postage                  0            538                3,378
  Amortization                        0              0                1,760
  General and administrative      2,221              0                2,221
                             -----------    -----------        -------------
Total Expenses                    8,126          3,816               53,235
                             -----------    -----------        -------------

Loss from operations             (8,126)        (3,816)             (53,235)
                             -----------    -----------        -------------
Other Income
  Interest income                     0              0                8,054
                             -----------    -----------        -------------

Net Loss Incurred during
  Development Stage              (8,126)        (3,816)             (45,181)
                             -----------    -----------        --------------

Net Loss per common share          (.01)          (.01)
                             -----------    -----------

Weighted average shares
  outstanding                   320,000        320,000
                             -----------    -----------

Dividends declared per common         -              -
                             -----------    -----------


          See accompanying notes to financial statements.



             RENEGADE VENTURE (NEV.) CORPORATION
                (A Development Stage Company)
                   Statements of Cash Flows
                         (Unaudited)




                                                            Cumulative from
                              For the Nine months ended,  inception (Feb. 13,
                                      Sept.  30,             1989) through
                                  1997          1996          Sept. 30, 1997
                               ----------    ----------     ----------------
Cash flow operating activities
  Net loss                      (4,222)        (3,491)           (45,181)
  Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Amortization                   0              0              1,760
      Increase (decrease) in
        accounts payable             0           (325)             1,458
                                ---------     ----------    -----------------
  Net cash provided by (used
    In) operating activities    (4,222)        (3,816)           (41,963)

Cash flow from investing
  activities
  Net cash provided by
   investing activities              0              0             (1,760)
                                ---------     ----------     ----------------
Cash flows from financing
  activities
    Net cash provided by
      financing activities           0              0             63,125
                               ----------     ----------     ----------------

Net increase (decrease)
  in cash                       (4,222)        (3,816)            19,402
                               ----------     ----------     ----------------
Cash and cash equivalents
  at beg. of period             23,624         32,148                  0
                               ----------     ----------     ----------------
Cash and cash equivalents
  at end of period              19,402         28,332             19,402
                               ----------     ----------     ----------------



         See accompanying notes to financial statements.


              RENEGADE VENTURE (NEV.) CORPORATION
                 (A Development Stage Company)
                 Notes to Financial Statements
                        (UNAUDITED)



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

Note 5. On September 22, 1997, the Company was redomiciled to Nevada by merging into its wholly owned subsidiary Renegade Venture (Nev.) Corporation, a Nevada corporation, which now is the name of the Company. The merger effected a 1:1 stock exchange, where the 320,000 outstanding shares of common stock, no par value, of Renegade Venture Corporation were exchanged for 320,000 shares of the common stock, $.001 par value, of the Company.

Note 6. Loss per common share is based on the weighted average number of common shares outstanding during the period.




Item 2.   Management's Discussion and Analysis or Plan of Operation.


     BACKGROUND. Renegade Venture Corporation was incorporated in the state of Colorado on February 13, 1989. On September 22, 1997, it was redomiciled to the state of Nevada by merging into its wholly owned subsidiary Renegade Venture (Nev.) Corporation ("Company"), a Nevada corporation, which now is the name of the Company. The merger effected a 1:1 stock exchange, where the 320,000 outstanding shares of common stock, no par value, of Renegade Venture
Corporation were exchanged for 320,000 shares of common stock, $.001 par value, of the Company.

     The Company is in the development stage in accordance with Financial Accounting Standards Board
Standard No. 7. The Company has not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since its inception.

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


     FORWARD LOOKING STATEMENTS. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful completion of its acquisition of operations as discussed below.


     BUSINESS OF THE COMPANY.  The Company's
sole business at this point is to seek to acquire assets of or an interest in a small to medium-size company or venture actively engaged in a business generating revenues or having immediate prospects of generating revenues. The Company plans to acquire such assets or shares by exchanging therefor the Company's securities. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation. The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired may be in any industry or location, anywhere in the world. The Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ system. Members of the Company's management, all of whom are devoting part time to the Company's affairs, plan to search for an operating business or venture which the Company can acquire, thereby becoming an operating company. There is no assurance that the Company will be successful in this endeavor or that any business, venture or assets acquired will be profitable.


     RESULTS OF OPERATIONS. During the fiscal quarter ended September 30, 1997 (the third quarter of the year), the Company incurred a net loss of $4,222 as compared to a net loss of $3,491 for the quarter ended
September 30, 1996. Expenses for the first quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.



     LIQUIDITY AND CAPITAL RESOURCES.  The
Company had $19,402 cash on hand at the end of the third quarter. The Company has, since inception, accumulated a deficit (net loss) of $45,181. The Company had no other liquid assets, nor any current plans to raise capital.
Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


DATED: March 9, 1998
                                   RENEGADE VENTURE (NEV>) CORPORATION





                                     /s/  Randy J. Sasaki
                               By............................................
                                     Randy J. Sasaki, Chief Executive Officer
                                          and Chief Financial Officer