Form 10KSB
period 1997-12-31
RENEGADE VENTURE CORP
filed 1998-04-14
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549




                    FORM  10-KSB


  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934


For year ended December 31, 1997           Commission File No. 33-30476-D


           RENEGADE VENTURE (NEV.) CORPORATION
  (Exact name of registrant as specified in its charter)

       NEVADA                                        84-1108499
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

90 Madison Street, Suite 707
Denver, Colorado 80206                            (303) 355-3000
(Address of Principal's Executive Offices)   (Registrant's Telephone No.
               incl. area code)

    Securities registered pursuant to
      Section 12(b) of the Act:                         NONE

    Securities registered pursuant to
      Section 12(g) of the Act:                         Common stock,
$.001 par value

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

 The aggregate market value of the 122,875 shares of common stock of the registrant held by non-affiliates on December 31, 1997, was not determinable.

 At March 31, 1998, a total of 320,000 shares of common stock were outstanding.




                  TABLE OF CONTENTS


                       PART I

 Item 1.        Description of Business...........................       2
 Item 2.        Description of Property...........................       7
 Item 3.        Legal Proceedings.................................       8
 Item 4.        Submission of Matters to a Vote of Security Holders      8

                       PART II

 Item 5.        Market for the Registrant's Common Equity and Related
                 Stockholder Matters...........................          8
 Item 6.        Management's Discussion and Analysis or Plan of
                 Operation.......................................        9
 Item 7.        Financial Statements...............................     10
 Item 8.        Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure.........       10

                      PART III

 Item 9.        Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the
                 Exchange Act..................................         10
 Item 10.       Executive Compensation.........................         11
 Item 11.       Security Ownership of Certain Beneficial Owners and
                 Management....................................         12
 Item 12.       Certain Relationships and Related Transactions.         13

                       PART IV

 Item 13.       Exhibits and Reports on Form 8-K..................      13

                Index to Financial Statements.....................      14

                Financial Statements.........................          F-1


                       PART I



Item 1.    DESCRIPTION OF BUSINESS.

Background

 Renegade Venture (Nev.) Corporation, a Nevada corporation ("Company"), is in the development stage in accordance with Financial Accounting
Standards Board Standard No. 7, and is the successor by merger to Renegade Venture Corporation, a Colorado corporation ("Renegade
Colorado"). The merger occurred effective September 22, 1997, for the sole purpose of reincorporating the Company from the State of Colorado to the State of Nevada. The Company has not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since its inception. On May 4, 1990, the Company completed a small public offering of its securities made pursuant to a registration statement of Form S-18, selling 5,000,000 of 7,500,000 units offered, at the price of $.02 per unit. In this offering the Company realized net proceeds of $61,476 on gross proceeds of $100,000 raised in the offering. Each unit sold consisted of TWO shares of common stock of the Company, $.0001 par value, and ONE Class A
Common Stock Purchase Warrant, exercisable until December 7, 1991, at a price of $.02 to purchase one share of common stock and one Class B
Common Stock Purchase Warrant. All of the Class A and Class B warrants expired without having been exercised.





Current Business

 The Company has no significant assets or liabilities and is in the development stage. The Company intends to either raise funds to originate a business or, alternatively, enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Company intends to pursue negotiations with qualified candidates.

 The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The Company's search generally will be directed toward small to medium-sized companies. The
Company has not entered into any agreement or understanding of any kind with any person regarding a business combination.

 PRE-COMBINATION ACTIVITIES. The Company's common stock is publicly quoted on the OTC Bulletin Board, and it has insignificant assets and liabilities. With these characteristics, management believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Company intends to pursue negotiations with qualified candidates after effectiveness of this Registration Statement.

 The term "business combination" (or "combination") means the result of (i) a statutory merger or consolidation involving the Company and a privately held business, (ii) the exchange of securities of the Company for the assets or outstanding equity securities of a privately held business, (iii) the merger or consolidation of a privately held business into or with a wholly owned subsidiary of the Company formed for that purpose, (iv) the sale of securities of the Company for cash or other value to a business entity or individual, and similar transactions.

 A combination may be structured as a merger, consolidation, exchange of the Company's Common Stock for assets or the outstanding stock of the business acquired, sale of Common Stock for cash, or any other form which will result in the combined entity being a publicly held corporation. A sale of Common Stock for cash or an exchange of Common Stock for assets or stock may be made to an individual or a business entity. It is not likely that any proposed combination will be subject to the approval of the Company's shareholders. Pending negotiation and consummation of a combination, the Company anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to this Registration Statement or to the negotiation of a combination.

 The Company will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. The Company's search generally will be directed toward small to medium-sized companies. Management of the Company will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth. The Company also may employ the services of business brokers or other intermediaries.

 The Company has not entered into any agreement or understanding of any kind with any person regarding a business combination. There can be no assurance that the Company will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to the Company. The Company's Board of Directors has not established a time limitation by which it must consummate a suitable combination; however, if the Company is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of the Company's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution.



 The Company will participate in a business combination only after the negotiation and execution of a written agreement. Although the terms of any such agreement cannot be predicted, such agreements generally provide for representations and warranties by the various parties thereto, conditions of closing, post-closing covenants and restrictions, reciprocal indemnities, remedies upon default and other terms. As a general matter, management anticipates that the Company will enter into a letter of intent with the management, principals or owners of a prospective combination candidate.
Such a letter of intent will set forth the terms of the proposed acquisition but will not bind the Company to consummate it. Execution of a letter of intent will by no means indicate that consummation of a combination is probable. The Company will not be bound unless and until it executes a definitive agreement concerning the combination, as described in this paragraph, and then only if the Company has no contractual right to terminate the agreement on specified grounds.

 COMBINATION SUITABILITY STANDARDS. The Company will generally seek to avoid companies whose business appears to be fad-oriented or otherwise incapable of sustained long-term growth. In seeking combination candidates, management anticipates that the most desirable combination candidates will possess the following attributes:

 1. Strong operating revenues, or in the process of launching a business where contracts, purchase orders or other existing relationships are expected to generate strong revenues.

 2. Experienced management in place or ready to joint the management team.

 Management also may consider any or all of the following factors, among other possible factors, no one of which will be determinative:

 3.      If the candidate is an operating company, its financial track record.

 4. The candidate's economic prospects, such as potential for significant growth in revenues and earnings, proprietary technology and rights, strength of marketing concept and size of potential market.

 5. The candidate's capital requirements in light of its access to expansion capital.

 6. Special risks associated with the candidate and its industry or industry segment.

 7. Perceived desirability of the candidate (or its industry or industry segment) or its product(s) to investors and investment bankers in the public capital markets.

 8.      Current and potential future competition.


 Prior to consummation of any combination (other than a mere sale by the Company of controlling interest in its outstanding stock) the Company will require that the business to be combined provide the Company at the least with an audited balance sheet as of the most recent fiscal year end and statements of operations, cash flows and changes in stockholders' equity for the two most recent fiscal years, audited by certified public accountants acceptable to the Company's management. Such financial statements must be adequate to satisfy the Company's reporting obligations under Section 15(d) or 13 of the Exchange Act. Following consummation of a combination, the Company will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new officers and directors, principal shareholders following the combination, and will provide, if required, the financial statements referenced above.





 POST-COMBINATION ACTIVITIES. Following consummation of a combination, the Company anticipates that control of the Company will change as a result of the issuance of additional Common Stock to the shareholders of the business(es) acquired in the combination. Once such control has been assumed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of the Company with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Current management will not object to such replacements when duly made.

 POTENTIAL INSIDER SALES OF STOCK. No officer, director or affiliate of the Company currently has any intention of selling shares owned by them in the Company to any person in connection with any business opportunity acquired by the Company. However, no law, rule or regulation, and no bylaw or charter provision prevents any such persons from thus actively negotiating or consummating such a sale of their shares. Company shareholders will not be afforded any opportunity to review or approve any buyout of shares held by an officer, director or other affiliate, should such a buyout occur, and shareholders generally will not be afforded a similar opportunity to sell shares in connection with such a transaction.

 USE OF CONSULTANTS. The Company has had no discussions, and has entered into no agreements or understandings, with any consultant. The Company's officers and directors have not in the past used any particular consultant(s) on a regular basis and have no plan to recommend that any particular consultant(s) be engaged by the Company on any basis. No particular criteria regarding experience, services, term of service, or the like has been considered or developed regarding the engagement of consultant(s). While the Company currently has no plan to hire or engage consultant(s) and management believes that a desirable business opportunity can be located and acquired by management, it is possible that management will find it necessary to hire or pay consultants on some basis in relation to an acquisition, as discussed in the following paragraph.

 ACQUISITION-RELATED COMPENSATION. It is possible that compensation in the form of common stock, options, warrants or other securities of the Company, cash or any combination thereof, may be paid to various persons in connection with an acquisition by the Company. Such persons may include officers, directors and promoters of the Company and any of their respective affiliates, finders, consultants or other persons. Any payments of cash would be made by the business acquired or persons affiliated or associated with it, since the Company has no cash. It is possible that the payment of such compensation may become a factor in any negotiations for the Company's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of the Company's shareholders, and there is no assurance that any such conflicts will be resolved in favor of the Company's shareholders.

Possible Origination of a Business

 The Board of Directors has left open the possibility that, instead of seeking a business combination, the Company may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve the Company's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. The Company remains convinced of the commercial potential of the Internet for those willing and able to exploit the unique properties of the Internet as a new communications medium and commercial forum. While management remains open to opportunities that appear for the Company to inexpensively enter Internet commerce, other areas of business will be given fair consideration as well. It is also possible that the Company may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for the Company.

 Any funds needed to originate and develop a business would almost certainly be raised from the sale of the Company's securities, since the Company lacks the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of the Company would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. The Company has no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

No Investment Company Act Regulation

 Prior to completing a combination, the Company will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause it to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of the Company's assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because the Company will not own less than a majority of any assets or business acquired, it will not be regulated as an investment company. The Company will not pursue any combination unless it will result in the Company owning at least a majority interest in the business acquired.

Competition

 The Company will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which the Company, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than the Company's management. Moreover, the Company also will be competing with numerous small public shell companies for such opportunities.

Risk Factors

 At this time the shares of the Company are speculative and involve a high degree of risk, for the reasons following. The Company is in the development stage with no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for the Company to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that the Company will be successful in completing a combination or originating a business, nor that the Company will be successful or that its shares will have any value even if a combination is completed or a business originated.

 The Company's officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by the Company, yet the Company will be solely dependent on them. The
Company lacks the funds or other incentive to hire full-time experienced management. Each of the Company's management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to the Company only on an as-needed basis. Moreover, members of management are involved in other companies also seeking to engage in a combination, and conflicts of interest could arise in the event they come across a desirable combination candidate. No assurance exists that all or any such conflicts will be resolved in favor of the Company.

 After completion of a combination, the current shareholders of the Company may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by the Company almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct the Company and may not have an effective voice in their selection.

Employees

 The only employees of the Company currently are its officers, none of which provide full time services to the Company. It is not expected that the Company will have or need additional employees except as a result of completing a combination or originating a business which requires the hiring of employees.




Conflicts of Interest

 Certain officers and directors of the Company are affiliated with other companies having a similar business plan to that of the Company
("affiliated companies") which may compete directly or indirectly with the Company for combination candidates. The Company has not identified a specific business area, industry or industry segment in which it will seek combination candidates. The Company has made a determination that it will not concentrate its search for combination candidates in any particular business, industry or industry segment, since any such concentration is potentially limiting and confers no advantage to the Company. Certain specific conflicts of interest may include those discussed below.

 1. The interests of any affiliated companies from time to time may be inconsistent in some respects with the interests of the Company. The nature of these conflicts of interest may vary. There may be circumstances in which an affiliated company may take advantage of an opportunity that might be suitable for the Company. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to the Company and its shareholders, the officers and directors of the Company have a fiduciary responsibility to the Company and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for the Company and its shareholders.

 2. The officers and directors of the Company serve as officers and/or directors of one or more affiliated companies and may serve as officers and directors of other affiliated companies in the future. The Company's officers and directors are required to devote only so much of their time to the Company's affairs as they deem appropriate, in their discretion.
As a result, the Company's officers and directors may have conflicts of interest in allocating their management time, services, and functions among the Company and any current and future affiliated companies which they may serve, as well as any other business ventures in which they are or may become involved.

 3. The affiliated companies may compete directly or indirectly with that of the Company for the acquisition of available, desirable combination candidates. Such conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management members. While any such resolution will be made with due regard to the fiduciary duty owed to the Company and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to the Company as if no conflicts existed. Members of the Company's management who also are members of management of another affiliated company will also owe the same fiduciary duty to the shareholders of each such affiliated company. Absent factors unique to the Company or an affiliated company which make it more or less desirable to a potential combination candidate (such as age, name, capitalization, state of domicile, etc.), management expects that in the event of a direct conflict, any combination candidate will be presented to the Company and any applicable affiliated companies in the order they were organized.

 As a practical matter, such potential conflicts could be alleviated only if each previously or contemporaneously formed affiliated company either is not seeking a combination candidate, has already identified a combination candidate, is seeking a combination candidate in a specifically identified business area, or is seeking a combination candidate that would not otherwise meet the Company's selection criteria. In general, the Company will be given priority over subsequently formed affiliated companies with regard to its initial acquisition of a combination candidate, assuming that it meets the investment criteria of the Company. It is likely, however, that the combination criteria of the Company and any affiliated companies are virtually identical as a practical matter and that this will remain true. In the final analysis, the Company and its shareholders ultimately must rely on the fiduciary responsibility owed to them by the Company's officers and directors.

Item 2.    DESCRIPTION OF PROPERTY.

 The Company neither owns nor leases any real estate or other properties. The Company's offices are located in the offices of Brasher and Company, counsel to the Company, and are provided at no charge. This arrangement will continue until the Company raises funding to originate a business or completes an acquisition of an operating business, in which latter event the offices of the Company undoubtedly will be the same as those of the acquired company.



Item 3.    LEGAL PROCEEDINGS.

 The Company is not involved in any threatened or pending legal proceeding.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

REINCORPORATION MEETING

 On September 18, 1997, Renegade Colorado held a special meeting of its shareholders in Denver, Colorado. The meeting was called to seek shareholder approval of certain actions adopted by the Board of Directors. The meeting agenda included proposals to redomicile the Renegade
Colorado from Colorado to Nevada and to elect directors. All proposals were approved by the shareholders.

REDOMICILIATION OF THE COMPANY

 Effective September 22, 1997, Renegade Colorado was redomiciled (reincorporated) from the State of Colorado to the State of Nevada, which was accomplished by merging the Company into RENEGADE VENTURE
(NEV.) CORPORATION, a Nevada corporation formed and wholly owned by Renegade Colorado for the purpose of the redomiciliation.
Renegade Venture (Nev.) Corporation is now the name of the corporation.
The redomiciliation was made for the sole purpose of changing the Company's domicile solely within the United States. Under Rule 145(a)(2) of the Securities Act of 1933, the redomiciliation did not involve any offer or sale of a security. The Board of Directors adopted a Merger Agreement on September 18, 1997, setting forth the terms of the redomiciliation, which was approved by the shareholders at the special meeting. The merger did not effect any change in the number of shares issued and outstanding, and certificates evidencing stock of Renegade Colorado will, as they are received by the Company's transfer agent, be exchanged for certificates evidencing stock of Renegade Venture (Nev.) Corporation.

 The Company has obtained a new CUSIP number for its common stock, which is 759680 30 9. The common stock of the Company continues to be quoted on the OTC Electronic Bulletin Board under the symbol "RDVN."

 At the Company's special meeting of shareholders, the following persons (both of whom were nominated by the Board of Directors) were elected to the Board of Directors: Randy Sasaki and Thomas Liston. In addition, the following proposals were approved at the annual meeting:

                             Votes

                                        Votes FOR    AGAINST    Abstentions
1. Proposal to redomicile the Company     166,206     10,000           -0-
    to Nevada

2. Election of directors

      Mr. Randy Sasaki                    176,206       -0-            -0-
      Mr. Thomas Liston                   176,206       -0-            -0-





                      PART  II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.

Market Information

 During the fiscal year ended December 31, 1997, the Common Shares were quoted without price (name only) under symbol "RDVN" on the OTC (over-the-counter) Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc., but few transactions have taken place, and there is no market for the Common Shares at this time.
The common shares are quoted at a bid price of $.01, with no asked price. There is unlikely to be an active market for the shares until a combination takes place. There is no assurance that an active market will arise in the Common Shares in the future.

Holders

 The Company had approximately 51 shareholders of record as of December 31, 1997, which number may not include shareholders whose shares are held in street or nominee names.

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

Liquidity

 As of December 31, 1997, the Company had accumulated a deficit (net loss) of $83,301. The Company had assets of approximately $17,628 in cash. Management is actively seeking to make one or more acquisitions of privately held companies, properties or interests as described above, but has not yet entered into any understanding, agreement or arrangement with any person respecting such an acquisition. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. The Company has no long-term liabilities and only modest short-term liabilities discussed below. Assets and cash available to the Company from its Management and shareholders may not be sufficient for the Company to carry out its business plan. Problems relating to capital resources are more fully discussed in the paragraph below.

Results of Operations

 For the year ended December 31, 1997, the Company had no revenues and incurred a net loss of $46,246 as compared to a net loss of $5,754 for the year ended December 31, 1996. Expenses in calendar 1997 related primarily to miscellaneous filing fees, accounting fees and legal fees. During 1996 expenses related primarily to filing fees and accounting fees. For the year ended December 31, 1996, the Company incurred a net loss of $5,754 as compared to a net loss of $4,065 for the year ended December 31, 1995. Expenses for 1995 related primarily to legal and accounting fees.





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


Item 7.    FINANCIAL STATEMENTS.

 See index to financial statements at page 14. The financial statements begin following that index. No supplementary financial data is required.


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

      Name                     Age                 Position
Randy J. Sasaki                39        Director and Chairman of the Board,
                                           President, Chief Executive Officer,
                                           Chief Financial Officer

John D. Brasher Jr.            46        Director

Thomas M. Liston               43        Secretary, Treasurer, Director


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

 RANDY J. SASAKI. Mr. Sasaki currently is the owner and director of Pacific Consulting Group, Inc., a Nevada corporation headquartered in
Newport Beach, California, which provides business consulting services. Formerly, he was engaged as a private consultant by JDK & Associates, Inc., a public relations firm based in Newport Beach, California since mid-1993. From January 1992 to mid-1993, Mr. Sasaki attended
Metropolitan State University in Denver, where he was working toward a masters degree in finance. Since 1990 he has been an owner and director of Ceiling Systems BV, a Netherlands company established to market and sublicense patented technology and equipment associated with the renovation of commercial buildings, and from 1989 to 1992, he served as manager of Ceiling Systems, Inc., a corporation headquartered in Denver which developed patented technology used in the renovation of commercial building ceilings. From 1988 to 1989, Mr. Sasaki was sales manager and a minority owner of Manhattan Corporation, a Denver-based company engaged in the business of switching mutual funds, primarily managing retirement plans of United Airlines pilots. In 1985, while working part-time at Continental Airlines as a customer service representative, Mr. Sasaki began trading futures on the New York Futures Exchange for his own account. He and an associate were ranked 12th in the United States during the 1986 U.S. Trading Championship sponsored by and reported Investor's Daily on January 6, 1986, also reported in Barron's and Stocks & Commodities. Mr. Sasaki holds a B.S. degree in Aeronautical Engineering from Metropolitan State College in Denver, Colorado. Mr. Sasaki is a Director and President of Proquest Capital Corporation, a company with a business plan similar to that of the Company.

 JOHN D. BRASHER JR.  Mr. Brasher is an attorney engaged since
February 1988 in the practice of law in Denver, Colorado, as proprietor of Brasher & Company and concentrates in the fields of corporate and securities law. From February 1987 to February 1988 he practiced law as a profit-sharing partner in the firm of Pred and Miller, Denver, Colorado, concentrating in corporate and securities law. From August 1982 until February 1987, Mr. Brasher practiced corporate and securities law as an associate and later as a partner of Broadhurst, Brook, Mangham and Hardy, of Lafayette, Louisiana. Mr. Brasher received a B.A. degree in English in 1979, and in 1982 received a law degree (J.D.), both from Louisiana State University. He is admitted to practice in the States of Colorado and Louisiana and is a member of the bar of the United States Supreme Court. He is also CEO and President of Cerx Entertainment Corporation,
Champion Ventures, Inc., Cerx Venture Corporation and Rising Sun
Capital, Ltd., companies with a business plan similar to that of the Company.

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



Item 10. EXECUTIVE COMPENSATION.

Cash Compensation

 For the year ended December 31, 1997, no executive officer received cash compensation other than perhaps reimbursement of out-of-pocket expenses incurred on behalf of the Company. Any such amounts were nominal.


Compensation Pursuant to Plans

 No compensation was paid to executive officers pursuant to any plan during the year just ended, and the Company has no agreement or understanding, express or implied, with any officer or director concerning employment or cash compensation for services.

 EMPLOYEE STOCK COMPENSATION PLAN. The Company has adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of the Company and advisors to the Company (the "ESC Plan"). The Company has reserved a maximum of 1,000,000 Common
Shares, after giving effect of the 1-for-100 reverse split, to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and the Company will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors. No Common Stock has been awarded under the ESC Plan.

 COMPENSATORY STOCK OPTION PLAN. The Company has adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). The Company has reserved a maximum of 2,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. The Company will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. No options have been granted under the CSO Plan.

Other Compensation.

 None.

Compensation of Directors.

 None.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The following table sets forth, as of March 31, 1998, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as noted. The
Company had 320,000 common shares issued and outstanding as of March
31, 1998.




                                           Amount
   Name and Address of               Common Stock Owned    Percent of Common
   of Beneficial Owner                  Beneficially        Stock Outstanding

*Randy J. Sasaki ..................        12,500                  3.9%
 2439 West Coast Highway, Suite 202
 Newport Beach, California 92663

*John D. Brasher Jr. ..............        25,000                  7.8%
 90 Madison Street
 Suite 707
 Denver, Colorado 80206

*Thomas Liston ....................            -0-                  -0-
 2604 South Xanadu Way
 Aurora, Colorado 80014

 *All directors and executive
 executive officers (3 persons) ...        37,500                  11.7%

Changes in Control

 Management of the Company does not currently anticipate any change of control in the management of the Company unless and until a combination is completed.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 There were no transactions, or series of transactions, for the year ended December 31, 1997, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.



                       PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

 3.1     Articles of Incorporation of Renegade Venture Corporation,
          incorporated   by reference to Exhibit 3.1 to registration
          statement on Form S-18, file No. 33-30476 dated August 11,
          1989)........................................................... 1

 3.2     Bylaws of Renegade Venture Corporation, incorporated by
          reference to Exhibit 3.2 to registration statement on
          form S-18, file No. 33-30476 dated August 11, 1989)............. 1

 3.5 Amendment to Articles of Incorporation of Renegade Venture Corporation, incorporated by reference from Exhibit 3.5 to Form 8-K dated August 16, 1996).............................. 1

 3.6 Articles and Certificate of Merger dated September 18, 1997, between Renegade Venture Corporation and Renegade Venture
          (Nev.) Corporation, a Nevada corporation, with Merger
          Agreement attached thereto as Exhibit A, incorporated by
          reference to Exhibit 2.1 to Form 8-K dated October 2,
          1997)............................................................1

 3.7     Certificate of Incorporation of Renegade Venture (Nev.)
          Corporation, incorporated by reference to Exhibit 3.1 to
          Form 8-K dated October 2, 1997)................................. 1

 3.8     Bylaws of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.2 to Form 8-K dated October 2, 1997)..... 1

 4.1     Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement of Form S-18, file
          No. 33-30476 dated August 11, 1989)............................. 1

 10.1    1997 Compensatory Stock Option Plan, incorporated by reference to Exhibit 10.1 to Form 8-K dated October 2, 1997).............. 1

 10.2    1997 Employee Stock Compensation Plan, incorporated by
          reference to Exhibit 10.2 to Form 8-K dated October 2,
          1997)........................................................... 1

           1 - Incorporated by reference to another registration
               statement, report or document.
           2 - Includes Exhibits filed as part of this Report.

 (b)  Reports on Form 8-K.

         A Form 8-K dated October 2, 1997 (Item 5: regarding redomiciliation of the Company to Nevada, amendment of the stock option and stock award plans)

 (c)  Financial statements and supplementary data.

            Index to Financial Statements

 Independent Auditor's Report......................................... F-1

 Balance Sheet as of December 31, 1997................................ F-2

 Statements of Operations for years ended
  December 31, 1997 and 1996 and from Inception
  (February 13, 1989) through December 31, 1997....................... F-3

 Statement of Changes in Stockholders' Equity
  from Inception (February 13, 1989) through
  December 31, 1997................................................... F-4

 Statement of Cash Flows for years ended
  December 31, 1997 and 1996 and from Inception
  (February 13, 1989) through December 31, 1997....................... F-5

 Summary of Significant Accounting Policies........................... F-6

 Notes to Financial Statements........................................ F-6






REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



To the Board of Directors
Renegade Venture Corporation
Denver, Colorado



I have audited the accompanying balance sheet of Renegade Venture Corporation, formerly Renegade Venture (Nev.) Corporation (a development stage company) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 1997 and 1996, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.



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



In my opinion, the financial statements referred to above present fairly the financial position of Renegade Venture Corporation as of December 31, 1997 and the results of its operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 1997 and 1996, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 1997 in conformity with generally accepted accounting principles.




Brian J. Wilcomb, CPA, P.C.                March 17, 1998
Louisville, Colorado



             RENEGADE VENTURE (NEV.) CORPORATION
               (a development stage company)
                        BALANCE SHEET
                      DECEMBER 31, 1997


                     ASSETS
                     ------

CURRENT ASSETS:
  Cash held by trustee                                    $17,628
                                                          -------

TOTAL ASSETS                                              $17,628
                                                          =======


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------------

CURRENT LIABILITIES
  Accounts payable (note 2)                               $37,804


STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock (note 3), $.001 par
   value, 50,000,000 shares authorized,
   320,000 shares issued and
   outstanding                                                320

Additional paid-in capital                                 62,805

Preferred stock (note 3), $.001 par
  value, 5,000,000 shares authorized,
  no shares issued or outstanding                               -

Deficit accumulated during
  development stage                                       (83,301)
                                                          -------
Stockholders' Equity (Deficit)                            (20,176)
                                                          -------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                          $17,628
                                                          =======


The accompanying notes are an integral part of this financial statement.

             RENEGADE VENTURE (NEV.) CORPORATION
               (a development stage company)
                  STATEMENT OF OPERATIONS


                                        Year Ended     Period From Inception
                                       December 31,     (February 13, 1989)
                                      1997       1996   to December 31, 1997
                                      ----       ----   --------------------

REVENUE                                $0         $0           $0
                                    -------    -------      -------



EXPENSES:

  Legal and accounting              38,408      2,480       61,198
  Stock transfer and
   promotion                         6,571      2,141       23,752
  Office and postage                 1,267      1,133        4,645
  Amortization                           -          -        1,760
                                   -------    -------      -------
    Total expenses                  46,246      5,754       91,355
                                   -------    -------      -------
    Loss from operations           (46,246)    (5,754)     (91,355)
                                   -------    -------      -------

OTHER INCOME (EXPENSE):
  Interest income                      -          -          8,054
                                   -------    -------      -------

NET LOSS INCURRED DURING
  DEVELOPMENT STAGE               ($46,246)   ($5,754)    ($83,301)
                                   =======    =======      =======

NET LOSS PER SHARE                  ($0.14)    ($0.02)      ($0.28)
                                   =======    =======      =======

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      320,000    320,000      297,300
                                   =======    =======      =======

DIVIDENDS DECLARED PER SHARE          -          -              -
                                   =======    =======      =======

The accompanying notes are an integral part of this financial statement.

             RENEGADE VENTURE (NEV.) CORPORATION
                (a development stage company)
      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    PERIOD FROM INCEPTION
                     (FEBRUARY 13, 1989)
                     TO DECEMBER 31, 1997

                                                                     Deficit
                                                                   Accumulated
                                          Common stock                During
                                  No. of Shs           Paid-in    Development
                           (000's)    Dollars    Capital   Stage     Total
                           -------    -------    -------   -----     -----
Issuance of common
  stock, net of
  issuance costs            32,000    $3,200   $59,925              $63,125

Loss for the period
  from inception
  (February 13, 1989)
  to December 31, 1995                                  ($31,301)   (31,301)
                            ------   -------   -------   --------   -------
Balance -
  December 31, 1995         32,000     3,200    59,925    (31,301)   31,824

Reverse stock-split
  August 9, 1996 -
  Cancel outstanding
  shares                   (32,000)

Issue replacement
  shares                       320

Eliminate par value
  August 9, 1996                      59,925   (59,925)

Loss for the period
  ended December
  31, 1996                                               (5,754)   (5,754)
                            -----   -------   -------   --------   -------
Balance -
  December 31, 1996           320    63,125         0    (37,055)  26,070

Reinstatement of par
  value upon redomicil-
  iation to Nevada                  (62,805)   62,805

Loss for the period
  ended December
  31, 1997                                              (46,246)  (46,246)
                           -----   -------   -------   --------   -------
Balance -
  December 31, 1997          320      $320   $62,805   ($83,301) ($20,176)
                           =====   =======   =======   ========   =======

The accompanying notes are an integral part of this financial statement.

                RENEGADE VENTURE (NEV.) CORPORATION
                  (a development stage company)
                    STATEMENT OF CASH FLOWS


                                     Year Ended    Period From Inception
                                    December 31,    (February 13, 1989)
                                  1997       1996  to December 31, 1997
                                  ----       ----  --------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Loss                        ($46,246)   ($5,753)    ($83,301)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Amortization                       -          -          1,760
     Increase (decrease) in
      accounts payable              36,346      1,073       37,804
                                   -------    -------      -------
Net cash used by operating
      activities                    (9,900)    (4,680)     (43,737)
                                   -------    -------      -------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net proceeds from issuance of
   common stock                                             63,125
                                   -------    -------      -------
Net cash provided by
      financing activities               0          0       63,125
                                   -------    -------      -------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Organization costs incurred            0          0       (1,760)
                                   -------    -------      -------
Net cash used by
 investing activities                    0          0       (1,760)
                                   -------    -------      -------

NET INCREASE (DECREASE)
 IN CASH                            (9,900)    (4,680)      17,628

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD               27,528     32,208            0
                                   -------    -------      -------

CASH AND CASH EQUIVALENTS -
  END OF PERIOD                    $17,628    $27,528      $17,628
                                   =======    =======      =======

The accompanying notes are an integral part of this financial statement.

                RENEGADE VENTURE (NEV.) CORPORATION
                   (a development stage company)
                   Notes To Financial Statements
                        December 31, 1997


1.  Summary of Significant Accounting Policies

Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation, (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. Through December 31, 1997 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.



During 1997, the Company was redomiciled as a Nevada corporation through a merger with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation, a wholly- owned subsidiary of Renegade Venture Corporation.



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



2.  Related Party Transactions (cont.)



Since 1994, it has maintained its office at the office of the Company's legal counsel, who is now also a director of the Company. No rent is charged to the company for the use of this office space. During 1997, this director charged the Company $35,500 for legal services performed during the year. All of these fees are unpaid and included in accounts payable the accompanying financial statements. The remaining balance in accounts payable for 1996 and 1997 includes expenses incurred by this director on behalf of the Company.





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



3.  Common Stock Transactions (cont.)



The number of authorized common shares was increased from 32,000,000 to 50,000,000. Finally, the number of authorized preferred shares was changed to 5,000,000 and the original par value of $.10 was changed to no par value. No preferred shares have ever been issued by the Company.



As part of the 1997 redomiciliation to Nevada (see below), statutory par value of $.001 for both common and preferred stock was established.



During 1996, the Company's shareholders approved the 1994 Compensatory Stock Option Plan. The plan provides for options to purchase up to 2,000,000 shares of common stock, after the reverse-stock split discussed above. The options give the right to purchase common stock at "fair market value" as determined by the Board of Directors at the date of issuance for a period of up to five years.



During 1996, the Company's shareholders also approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse- stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation.



As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997
Compensatory Stock Option Plan and the 1997 Employee Stock
Compensation Plan.



As of December 31, 1997, no stock options under the 1997
Compensatory Stock Option plan, nor have any common shares of stock under the Employee Stock Compensatory Plan been issued.



During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the new corporation.



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



The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $16,000 consisting of the tax effects of net operating loss carryforwards. As of December 31, 1997, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized.



At December 31, 1997, the Company has a net operating loss carryforward of approximately $82,000 which expires between the years ended December 31, 2005 and 2013.



                              SIGNATURES


  In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:   April 8, 1998
                                  RENEGADE VENTURE (NEV.) CORPORATION



                                   /s/ Randy J. Sasaki
                               By...............................
                                       Randy J. Sasaki,CEO, CFO, President


 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 Name                                    Title                         Date




 /s/ Randy J. Sasaki
 ..........................  CEO, CFO, President, Director       April 8, 1998
     Randy J. Sasaki



 /s/ Thomas Liston
 ........................... Secretary, Director                 April 8, 1998
     Thomas Liston




 /s/ John D. Brasher Jr.
 ..........................  Director                            April 8, 1998
     John D. Brasher Jr.