Form 10QSB
period 1998-03-31
RENEGADE VENTURE CORP
filed 1998-05-07
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB



          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For Quarter Ended March 31, 1998      Commission File No. 33-30476-D


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1998 are as follows:


           Class of Securities                  Shares Outstanding
       Common Stock, $.001 par value                 320,000






                                 INDEX
                                                                     Page of
                                                                     Report

      PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

      Balance Sheets:

      As of March 31, 1998 (Unaudited) and December 31, 1997...........     3

      Statement of Operations (Unaudited):

      For the three months ended March 31, 1998 and 1997
      and Cumulative from inception (February 13, 1989) through
      March 31,1998.....................................................    4

      Statements of Cash Flows (Unaudited):

      For the three months ended March 31, 1998 and 1997
      and Cumulative from inception (February 13, 1989) through
      March 31, 1998....................................................    5

      Notes to Financial Statements (Unaudited).........................    6


Item 2.  Management's Discussion and Analysis or Plan of Operation......    7


      PART II.     OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K...............................    7


      Signatures........................................................    8





              RENEGADE VENTURE (NEV.) CORPORATION
                 (A Development Stage Company)
                         Balance Sheets
                           (Unaudited)


                                                   March 31,        Dec. 31,
                                                     1998              1997
                                                   ---------        --------
               ASSETS

Current Assets
  Cash                                               16,778           17,628
                                                   ---------        ---------
    Total Current Assets                             16,778           17,628


TOTAL ASSETS                                         16,778           17,628
                                                   ---------        ---------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable (note 2)                          40,184           37,804
                                                   ---------        ---------
TOTAL LIABILITIES                                    40,184           37,804
                                                   ---------        ---------


STOCKHOLDERS' EQUITY
  Preferred stock (note 3), $.001 par value,
    5,000,000 shares authorized, no shares
    issued or outstanding                                 -                -

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares  issued
    and outstanding                                     320              320

  Additional paid-in capital                         62,805           62,805

  Deficit accumulated during the
    development stage                               (86,531)         (83,301)

Total  Stockholders' Equity                         (23,406)         (20,176)
                                                   ---------        ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               16,778           17,628
                                                   ---------        ---------


        See accompanying notes to financial statements.





              RENEGADE VENTURE (NEV.) CORPORATION
                 (A Development Stage Company)
                    Statement of Operations
                          (Unaudited)
                                                              Cumulative from
                                                                  inception
                                                              (Feb. 13, 1989)
                                  For The Three Months Ended,      through
                                    March 31,     March 31,       March 31,
                                      1998          1997            1998
                                      ----          ----            ----
Revenues                                   0             0               0
                                    ---------     ---------       ---------


Costs and Expenses:
  Legal and accounting services        2,730         1,900          63,928
  Stock transfer and promotion             0           180          23,752
  Office and postage                     500         1,073           5,145
  Amortization                             0             0           1,760
                                    ---------     ---------       ---------
Total Expenses                         3,230         3,153          94,585
                                    ---------     ---------       ---------

Loss from operations                  (3,230)       (3,153)        (94,585)


Other Income
  Interest income                          0             0           8,054
                                    ---------     ---------        --------

Net Loss Incurred during
  Development Stage                   (3,230)       (3,153)        (86,531)
                                    ---------     ---------        --------

Net Loss per common share             ($0.01)       ($0.01)         ($0.29)
                                    ---------     ---------        --------

Weighted average shares outstanding  320,000       320,000         320,000
                                    ---------     ---------        --------

Dividends declared per common
  share                                    -             -               -
                                    ---------     ---------        ---------


                See accompanying notes to financial statements.




               RENEGADE VENTURE (NEV.) CORPORATION
                  (A Development Stage Company)
                    Statements of Cash Flows
                          (Unaudited)


                                                             Cumulative from
                              For the Three  months ended, inception (Feb. 13,
                                       March 31,              1989) through
                                  1998           1997         March 31, 1998
                                  ----           ----         --------------
Cash flow operating activities
  Net loss                       (3,230)        (3,153)            (86,531)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Amortization                      0              0               1,760
    Increase (decrease) in
      accounts payable            2,380          1,900              40,184
                                --------       --------            --------
Net cash provided by (used In)
  operating activities             (850)        (1,253)            (44,587)
                                --------       --------            --------

Cash flow from investing
  activities

  Organization costs incurred         0              0              (1,760)
                                --------       --------            --------

Cash flows from financing
  activities
  Net proceeds from issuance of
    common stock                      0              0              63,125
                                --------       --------            --------

Net increase (decrease) in
  cash                             (850)        (1,253)             16,778
                                --------       --------            --------

Cash and cash equivalents
  at beg. period                 17,628         27,528                   0
                                --------       --------            --------

Cash and cash equivalents
  at end of period               16,778         26,275              16,778
                                --------       --------            --------


           See accompanying notes to financial statements.




                RENEGADE VENTURE (NEV.) CORPORATION
                   (a development stage company)
                   Notes To Financial Statements
                        March 31, 1998


1.  Summary of Significant Accounting Policies

Renegade Venture Corporation (the "Company") was incorporated on
February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. Through March 31, 1998 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

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


2.  Common Stock Transactions (cont.)


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

As of March 31, 1998, no stock options under the 1997
Compensatory Stock Option plan, nor have any common shares of stock under the Employee Stock Compensatory Plan been issued.

During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the new corporation.


3.  Income Taxes


Effective January 1, 1993, the Company adopted FASB No. 109, "Accounting For Income Taxes". Under the provisions of FASB No. 109, the Company elected not to restate prior years and determined that the cumulative effect of this accounting change was immaterial. Additionally, adopting this change did not have a material effect on the operating results for the year ended December 31, 1993.

The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $16,000 consisting of the tax effects of net operating loss carryforwards. As of March 31, 1998, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized.

At March 31, 1998, the Company has a net operating loss carryforward of approximately $86,531 which expires between the years ended December 31, 2005 and 2013.



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

    FORWARD LOOKING STATEMENTS. This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as antipated, estimated or expected. The Company's realization of its business aims will depend in the near future principally on the successful acquisition of operations or origination of a business as discussed below.

    BUSINESS OF THE COMPANY. The Company's business is to either acquire a small to medium-size business (or its assets) actively engaged in a business generating revenues or having immediate prospects of generating revenues, or to originate a business. Due to its current lack of cash, the Company intends to acquire a business by issuing shares of the Company's stock in a merger or stock exchange. Originating a business, on the other hand, would require sufficient cash to launch the business, and the origination of a business may involve starting a business from scratch or may take another form such as a joint venture, partnership or other association with other individuals or companies. In order to avoid becoming subject to regulation under the Investment Company Act of 1940, as amended, the Company does not intend to enter into any transaction involving the purchase of another corporation's stock unless the Company can acquire at least a majority interest in that corporation.

    The Company has not identified any industry, segment within an industry or type of business, nor geographic area, in which it will concentrate its efforts, and any assets or interest acquired or business originated may be in any industry or location, anywhere in the world. In regard to acquisitions, the Company will give preference to profitable companies or ventures with a significant asset base sufficient to support a listing on a national securities exchange or quotation on the NASDAQ Small Cap Market. There is no assurance that the Company will be successful in acquiring or originating any business. The Company has no operations or source of revenues and has no assets other than a nominal amount of cash.

    RESULTS OF OPERATIONS.  During the fiscal quarter ended March 31,
1998 (the first quarter of the year), the Company incurred a net loss of $3,230 as compared to a net loss of $3,153 for the quarter ended March 31, 1997. Expenses for the first quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.


    LIQUIDITY AND CAPITAL RESOURCES. The Company had $16,778 cash on hand at the end of the first quarter. The Company has, since inception, accumulated a deficit (net loss) of $86,531. The Company had no other liquid assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company.
However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


DATED: April 24, 1998
                                  RENEGADE VENTURE (NEV.) CORPORATION






                                /s/ Randy J. Sasaki
                             By.............................................
                                    Randy J. Sasaki, Chief Executive Officer
                                      and Chief Financial Officer