Form 10QSB
period 1998-06-30
RENEGADE VENTURE CORP
filed 1998-08-13
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30, 1998                   Commission File No. 33-30476-D


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

                     Yes _____ No __X__

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1998 are as follows:


              Class of Securities                       Shares Outstanding
          -----------------------------                 ------------------
          Common Stock, $.001 par value                       320,000

                                      INDEX
                                                                        Page of
                                                                        Report
                                                                        --------
            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of June 30, 1998 (Unaudited) and December 31, 1997......... 3

            Statements of Operations (Unaudited):

            For the six months ended June 30, 1998
            and 1997 and Cumulative from inception
            (February 13, 1989) through June 30, 1998..................... 4

            Statements of Cash Flows (Unaudited):

            For the six months ended June 30, 1998 and 1997
            and Cumulative from inception (February 13, 1989)
            through June 30, 1998......................................... 5

            Notes to Financial Statements (Unaudited)..................... 6


Item 2.     Management's Discussion and Analysis or Plan of Operation..... 8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K.............................. 9


            Signatures.................................................... 9

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                         June 30,         Dec. 31,
                                           1998             1997
                                        ----------       ----------

                                    ASSETS

CURRENT ASSETS
  Cash                                    14,058           17,628
                                       ---------        ---------
       Total Current Assets               14,058           17,628
                                       ---------        ---------

TOTAL ASSETS                              14,058           17,628
                                       =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                        39,804           37,804
                                       ---------        ---------

Total Liabilities                         39,804           37,804
                                       ---------        ---------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
  5,000,000 shares authorized,
  no shares issued or outstanding              -                -

  Common stock, $.001 par value;
  50,000,000 shares authorized,
  320,000 shares issued and
  outstanding                                320              320

  Additional paid-in capital              62,805           62,805

  Deficit accumulated during the
    development stage                    (88,871)         (83,301)
                                       ---------        ---------
Total  Stockholders' Equity              (25,746)         (20,176)
                                       ---------        ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                    14,058           17,628
                                       =========        =========

                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                Cumulative from
                                                                   inception
                                                                (Feb. 13, 1989)
                                      For The Six Months Ended,     through
                                        June 30     June 30,        June 30,
                                         1998         1997           1998
                                         ----         ----           ----

Revenues                                    0            0              0
                                      -------      -------        -------

Costs and Expenses:
  Legal and accounting services         5,055        2,466         66,253
  Stock transfer and promotion             15          365         23,767
  Office and postage                      500        1,073          5,145
  Amortization                              0            0          1,760
                                      -------      -------        -------
Total Expenses                          5,570        3,904         96,925
                                      -------      -------        -------

Loss from operations                   (5,570)      (3,904)       (96,925)
                                      -------      -------        -------

Other Income
  Interest income                           0            0          8,054
                                      -------      -------        -------

Net Loss Incurred during
  Development Stage                    (5,570)      (3,904)       (88,871)
                                      =======      =======        =======

Net Loss per common share              ($0.02)      ($0.01)        ($0.28)
                                      =======      =======        =======

Weighted average shares outstanding   320,000      320,000        320,000
                                      =======      =======        =======
Dividends declared per common
  share                                     -            -              -
                                      -------      -------        -------

                See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                Cumulative from
                                                                   inception
                                                                (Feb. 13, 1989)
                                      For The Six Months Ended,     through
                                        June 30     June 30,        June 30,
                                         1998         1997           1998
                                         ----         ----           ----


Cash flow operating activities
  Net loss                             (5,570)      (3,904)       (88,871)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:                    0            0
    Amortization                            0            0          1,760
    Increase (decrease) in
      accounts payable                  2,000            0         39,804
                                      -------      -------        -------

Net cash provided by (used In)
  operating activities                 (3,570)      (3,904)       (47,307)

Cash flow from investing activities

  Organization costs incurred               0            0         (1,760)
                                      -------      -------        -------

Cash flows from financing activities

 Net proceeds from issuance of
    common stock                            0            0         63,125
                                      -------      -------        -------

Net increase (decrease) in cash        (3,570)      (3,904)        14,058
                                      -------      -------        -------

Cash and cash equivalents at
   beg. period                         17,628       27,528              0
                                      -------      -------        -------

Cash and cash equivalents at
   end of period                       14,058       23,624         14,058
                                      =======      =======        =======

                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 1998


1.   Summary of Significant Accounting Policies

     Renegade Venture Corporation (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. Through June 30,1998 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

     During 1997, the Company was redomiciled as a Nevada corporation through a merger with a newly formed Nevada corporation,Renegade Venture (Nev.) Corporation, a wholly-owned subsidiary of Renegade Venture Corporation.

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

     Income taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("FASB No.109"). Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary difference consists of net operating loss carryforwards.

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

     During 1989, an additional 7,500,000 Class A warrants were issued to non-affiliated individuals for $500. All warrants, including the Class A and B and Underwriter warrants, have since expired unexercised.

     No additional shares have been issued since this initial public offering described above.

     On April 9, 1994, the majority shareholder and founder of the Company sold 90% of his interest to an unaffiliated group. At that time, the former officers and directors resigned and control of the company shifted to the new majority shareholders.

     Effective August 9, 1996 the Company's articles of incorporation were amended, making several changes affecting common stock. A reverse-stock split was approved, whereby each 100 shares of original common stock were changed into one share of common stock. This action reduced the number of outstanding common shares from 3,200,000 to 320,000. What was reported as "Additional paid-in capital" totalling $59,925, has been reclassified as common stock on the accompanying balance sheet.

     The number of authorized common shares was increased after the reverse split from 32,000,000 to 50,000,000. Finally, the number of authorized preferred shares was changed to 5,000,000. No preferred shares have ever been issued by the Company. Upon part of the 1997 redomiciliation to Nevada (see below), statutory par value of $.001 for both common and preferred stock was established.

     During 1996, the Company's shareholders approved the 1994 Compensatory Stock Option Plan. The plan provides for options to purchase up to 2,000,000 shares of common stock, after the reverse-stock split discussed above. The options give the right to purchase common stock at "fair market value" as determined by the Board of Directors at the date of issuance for a period of up to five years.

     During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse- stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of June 30, 1998, no stock options under the 1997 Compensatory Stock Option plan, nor have any common shares of stock under the Employee Stock Compensatory Plan been issued.

     During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of the 320,000 post-reverse split shares of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the Nevada corporation.

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

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $18,500 consisting of the tax effects of net operating loss carryforwards. As of June 30, 1998, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized.

     At June 30, 1998, the Company has a net operating loss carryforward of approximately $88,871 which expires between the years ended December 31, 2005 and 2013.

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


     RESULTS OF OPERATIONS. During the fiscal quarter ended June 30, 1998 (the second quarter of the year), the Company incurred a net loss of $2,340 as compared to a net loss of $751 for the quarter ended June 30, 1997. Expenses for the second quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $14,058 cash on hand at the end of the second quarter. The Company has, since inception, accumulated a deficit (net loss) of $88,871. The Company had no other liquid assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


DATED: August 10, 1998
                                 RENEGADE VENTURE (NEV.) CORPORATION


                                 By /s/ Randy J. Sasaki
                                        ----------------------------------------
                                        Randy J. Sasaki, Chief Executive Officer
                                        and Chief Financial Officer