Form 10QSB
period 1998-09-30
RENEGADE VENTURE CORP
filed 1998-11-06
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 1998              Commission File No. 33-30476-D


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 1998 are as follows:


    Class of Securities                                       Shares Outstanding
Common Stock, $.001 par value                                        320,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

     PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

     Balance Sheets:

     As of September 30, 1998 (Unaudited) and December 31, 1997 .........    3

     Statements of Operations (Unaudited):

     For the nine months ended September 30, 1998 and 1997
     and Cumulative from inception (February 13, 1989)
     through September 30, 1998..........................................    4

     Comparison of quarter ended September 30, 1998
     with quarter ended September 30, 1997 ..............................    5

     Statements of Cash Flows (Unaudited):

     For the nine months ended September 30, 1998 and 1997
     and Cumulative from inception (February 13, 1989)
     through September 30, 1998..........................................    6

     Notes to Financial Statements (Unaudited) ..........................    7


Item 2. Management's Discussion and Analysis or Plan of Operation .......    9


     PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ..................................   10


     Signatures ...........................................................   10

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                     September 30,      Dec. 31,
                                                         1998             1997
                                                         ----             ----
                                    ASSETS

CURRENT ASSETS
  Cash                                                  13,263           17,628
                                                       -------          -------

       Total Current Assets                             13,263           17,628
                                                       -------          -------


TOTAL ASSETS                                            13,263           17,628
                                                       =======          =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                      39,804           37,804
                                                       -------          -------


Total Liabilities                                       39,804           37,804
                                                       -------          -------


STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                             --               --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                        320              320

  Additional paid-in capital                            62,805           62,805

  Deficit accumulated during the
    development stage                                  (89,666)         (83,301)
                                                       -------          -------

Total  Stockholders' Equity                            (26,541)         (20,176)
                                                       -------          -------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                  13,263           17,628
                                                       =======          =======


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                 Cumulative from
                                                                   inception
                                                                 (Feb. 13, 1989)
                                        For The Nine Months Ended    through
                                          Sept. 30,    Sept. 30,    Sept. 30,
                                            1998         1997         1998
                                            ----         ----         ----

Revenues                                         0            0            0
                                          --------     --------     --------



Costs and Expenses:
  Legal and accounting services              5,850        2,466       67,048
  Stock transfer and promotion                  15        3,435       23,767
  Office and postage                           500        2,221        5,145
  Amortization                                   0            0        1,760
                                          --------     --------     --------

Total Expenses                               6,365        8,126       97,720
                                          --------     --------     --------


Loss from operations                        (6,365)      (8,126)     (97,720)
                                          --------     --------     --------


Other Income
  Interest income                                0            0        8,054


Net Loss Incurred during                  --------     --------     --------
  Development Stage                         (6,365)      (8,126)     (89,666)
                                          ========     ========     ========


Net Loss per common share                 ($  0.02)    ($ 0.025)    ($  0.28)
                                          ========     ========     ========



Weighted average shares outstanding        320,000      320,000      320,000
                                          ========     ========     ========

Dividends declared per common
  share                                       --           --           --
                                          --------     --------     --------


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                 Comparison of Quarter Ended September 30, 1998
                      with Quarter Ended September 30, 1997
                                   (Unaudited)



                                                      For the 3rd Quarter Ended,
                                                               Sept. 30,
                                                      --------------------------
                                                        1998              1997
                                                        ----              ----

Revenue                                                   -0-               -0-

Cost, Expenses:

  Legal and accounting                                    795              --

  Stock transfer                                         --               3,070

  Office and postage                                     --               1,148

                                                       ------            ------
Total expenses                                            795             4,218
                                                       ------            ------


  Net Loss                                               (795)           (4,218)
                                                       ======            ======


                 See accompanying notes to financial statements.



                            RENEGADE VENTURE (NEV.) CORPORATION
                               (A Development Stage Company)
                                  Statements of Cash Flows
                                        (Unaudited)


                                                                               Cumulative from
                                                                                  inception
                                                                               (Feb. 13, 1989)
                                                For The Nine Months Ended           through
                                                 Sept. 30,       Sept. 30,         Sept. 30,
                                                   1998             1997             1998
                                                   ----             ----             ----

Cash flow operating activities
  Net loss                                        (6,365)          (8,126)         (89,666)
  Adjustments to reconcile net loss to net
   cash used by operating activities:                  0                0                0
    Amortization                                       0                0            1,760
    Increase (decrease) in
      accounts payable                             2,000            3,904           39,804


Net cash provided by (used In)                   -------          -------          -------
  operating activities                            (4,365)          (4,222)         (48,102)


Cash flow from investing activities

  Organization costs incurred                          0                0           (1,760)
                                                 -------          -------          -------

Cash flows from financing activities

 Net proceeds from issuance of
    common stock                                       0                0           63,125
                                                 -------          -------          -------


Net increase (decrease) in cash                   (4,365)          (4,222)          13,263
                                                 -------          -------          -------


Cash and cash equivalents at beg. period          17,628           23,624                0
                                                 -------          -------          -------


Cash and cash equivalents at end of period        13,263           19,402           13,263
                                                 =======          =======          =======



                      See accompanying notes to financial statements.

                                            6

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 1998


1.   Summary of Significant Accounting Policies

     Renegade Venture Corporation (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. Through September 30, 1998 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

     During 1997, the Company was redomiciled as a Nevada corporation through a merger with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation, a wholly-owned subsidiary of Renegade Venture Corporation.

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

     During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse- stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of September 30, 1998, no stock options under the 1997 Compensatory Stock Option plan, nor have any common shares of stock under the Employee Stock Compensatory Plan been issued.

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

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $18,700 consisting of the tax effects of net operating loss carryforwards. As of September 30, 1998, a valuation allowance equal to the net deferred tax asset recognized has not been recorded, as it was determined that the deferred tax asset may never be realized.

     At September 30, 1998, the Company has a net operating loss carryforward of approximately $89,666 which expires between the years ended December 31, 2005 and 2013.

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

     RESULTS OF OPERATIONS. During the fiscal quarter ended September 30, 1998 (the third quarter of the year), the Company incurred a net loss of $795 as compared to a net loss of $4,222 for the quarter ended September 30, 1997. Expenses for the third quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $13,263 cash on hand at the end of the third quarter. The Company has, since inception, accumulated a deficit (net loss) of $89,666. The Company had no other liquid assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


Item 6. Exhibits and Reports on Form 8-K.

     (a) EXHIBITS. Exhibit 27 - Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. None


                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10- QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: November 5, 1998
                                      RENEGADE VENTURE (NEV.) CORPORATION



                                      By /s/ Randy J. Sasaki
                                        ----------------------------------------
                                        Randy J. Sasaki, Chief Executive Officer
                                        and Chief Financial Officer