Form 10KSB
period 1998-12-31
RENEGADE VENTURE NEV CORP
filed 1999-03-24
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


    For year ended December 31, 1998         Commission File No. 33-30476-D


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

     The aggregate market value of the 122,875 shares of common stock of the registrant held by non-affiliates on December 31, 1998, was not determinable.


     At December 31, 1998, a total of 320,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS


                                     PART I

Item 1.   Description of Business ..........................................   2
Item 2.   Description of Property ..........................................   8
Item 3.   Legal Proceedings ................................................   8
Item 4.   Submission of Matters to a Vote of Security Holders ..............   8

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters ............................................   8
Item 6.   Management's Discussion and Analysis or Plan of Operation.........   9
Item 7.   Financial Statements .............................................  10
Item 8.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure .........................  10

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act ..............  10
Item 10.  Executive Compensation ...........................................  11
Item 11.  Security Ownership of Certain Beneficial Owners and Management ...  12
Item 12.  Certain Relationships and Related Transactions ...................  13

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K .................................  13

          Index to Financial Statements ....................................  14

          Financial Statements ............................................. F-1


                                     PART I



Item 1. DESCRIPTION OF BUSINESS.

Background
----------

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

Forward-Looking Information
---------------------------

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan", and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. These statements reflect management's current view of the Company with respect to future events and are subject to certain risks and uncertainties. In particular, should the Company fail to raise funding to originate a business, or should any such business originated fail, or should the Company fail in the alternative to acquire an operating company which ultimately is successful, it is unlikely that the Company's stock will have any value or that any benefits will flow from ownership of the Company's stock. The common stock of the Company should be viewed at this time as a high risk investment, and no person should invest in the Company's stock unless able to comfortably afford the loss of the entire sum invested. The Company does not intend to update these forward-looking statements.

Current Business
----------------

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

Possible Origination of a Business
----------------------------------

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

State Securities Law Considerations
-----------------------------------

     Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions with respect to a "covered security." The term "covered security" is defined in
Section 18 to include, among other things, transactions which are exempt from registration under the Securities Act of 1933 pursuant to Section 4(1), which exempts transactions by "any person not an issuer, underwriter or dealer," (that is, secondary resales, such as market trades) provided the issuer of the security files reports with the Commission pursuant to Section 13 or 15(d) of the Exchange Act and is timely in those filings. In other words, Section 18 defines a covered security to include market trades and other secondary transactions by shareholders in outstanding securities, even if the issuer is a "blank check" company, provided the issuer is a reporting company.

     While subparagraph (c) of Section 18 as amended preserves the authority of the states to require certain limited notice filings and to collect fees as to certain categories of covered securities (including Section 4(1) secondary transactions in the securities of reporting companies), a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered)
security." This provision prohibits state registration or qualification requirements, other than requiring certain limited notice filings, of trading in the securities of blank check companies which are SEC reporting companies. The Company will comply with any such state limited notice filings as appropriate.

No Investment Company Act Regulation
------------------------------------

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

Competition
-----------

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

Risk Factors
------------

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

Employees
---------

     The only employees of the Company currently are its officers, none of which provide full time services to the Company. It is not expected that the Company will have or need additional employees except as a result of completing a combination.

Conflicts of Interest
---------------------

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security shareholders for the year ended December 31, 1998, and no meeting of shareholders was held.


                                     PART II

Item 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

Market Information
------------------

      During the fiscal year ended December 31, 1998, the Common Shares were quoted without price (name only) under symbol "RDVN" on the OTC (over-the-counter) Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc., but few transactions have taken place, and there is no market for the Common Shares at this time. The common shares are quoted at a bid price of $.01, with no asked price. There is unlikely to be an active market for the shares until a combination takes place. There is no assurance that an active market will arise in the Common Shares in the future.

Holders
-------

     The Company had approximately 51 shareholders of record as of December 31, 1998, which number may not include shareholders whose shares are held in street or nominee names.

Dividends
---------

     The Company does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings (if any) and its cash requirements at that time.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Background
----------

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

Liquidity
---------

     As of December 31, 1998, the Company had accumulated a deficit (net loss) of $7,997. The Company had assets of approximately $12,900 in cash. Management is actively seeking to make one or more acquisitions of privately held companies, properties or interests as described above, but has not yet entered into any understanding, agreement or arrangement with any person respecting such an acquisition. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. The Company has no long-term liabilities and only modest short-term liabilities discussed below. Assets and cash available to the Company from its Management and shareholders may not be sufficient for the Company to carry out its business plan. Problems relating to capital resources are more fully discussed in the paragraph below.

Results of Operations
---------------------

     For the year ended December 31, 1998, the Company had no revenues and incurred a net loss of $7,997 as compared to a net loss of $46,246 for the year ended December 31, 1997. Expenses in calendar 1998 related primarily to miscellaneous filing fees, accounting fees and legal fees. During 1997 expenses related primarily to filing fees and accounting fees. For the year ended December 31, 1997, the Company incurred a net loss of $46,246 as compared to a net loss of $5,754 for the year ended December 31, 1996. Expenses for 1996 related primarily to legal and accounting fees.

Year 2000 Issues
----------------

     The Company has no operations or revenues, does no business with vendors, suppliers or customers, and in fact has no material relationships with other companies. The Company therefore does not anticipate that it will suffer any material effects and does not expect to incur any losses as a result of Year 2000 issues.

Capital Resources
-----------------

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Current Directors and Executive Officers
----------------------------------------------------------

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

      Name                      Age                  Position
      ----                      ---                  --------

Randy J. Sasaki                  40      Director and Chairman of the Board,
                                           President, Chief Executive Officer,
                                           Chief Financial Officer

John D. Brasher Jr.              47      Director

Thomas M. Liston                 44      Secretary, Treasurer, Director


Biographical Information
------------------------

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

     JOHN D. BRASHER JR. Mr. Brasher is an attorney engaged since February 1988 in the practice of law in Denver, Colorado, as proprietor of Brasher & Company and concentrates in the fields of corporate and securities law. From February 1987 to February 1988 he practiced law as a profit-sharing partner in the firm of Pred and Miller, Denver, Colorado, concentrating in corporate and securities law. From August 1982 until February 1987, Mr. Brasher practiced corporate and securities law as an associate and later as a partner of Broadhurst, Brook, Mangham and Hardy, of Lafayette, Louisiana. Mr. Brasher received a B.A. degree in English in 1979, and in 1982 received a law degree (J.D.), both from Louisiana State University. He is admitted to practice in the States of Colorado and Louisiana and is a member of the bar of the United States Supreme Court. He is also CEO and President of Cerx Entertainment Corporation, Champion Ventures, Inc., and Cerx Venture Corporation, companies with a business plan similar to that of the Company. Mr. Brasher is a director of Vacation Emporium International, Inc., a company engaged in the business of selling timeshare interests.

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

Significant Employees
---------------------

     None, other than officers of the Company listed above.

Item 10. EXECUTIVE COMPENSATION.

Cash Compensation
-----------------

     For the year ended December 31, 1998, no executive officer received cash compensation other than perhaps reimbursement of out-of-pocket expenses incurred on behalf of the Company. Any such amounts were nominal.

Compensation Pursuant to Plans
------------------------------

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

Other Compensation.
-------------------

     None.

Compensation of Directors.
--------------------------

     None.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1998, the stock ownership of each officer and director of the Company, of all officers and directors of the Company as a group, and of each person known by the Company to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as noted.

                                                Amount
   Name and Address of                    Common Stock Owned  Percent of Common
   of Beneficial Owner                       Beneficially     Stock  Outstanding
   -------------------                       ------------     -----  -----------

*Randy J. Sasaki ..........................      12,500              3.9%
      2439 West Coast Highway, Suite 202
      Newport Beach, California 92663

*John D. Brasher Jr. ......................      25,000              7.8%
      90 Madison Street
      Suite 707
      Denver, Colorado 80206

*Thomas Liston ............................         -0-              -0-
      2604 South Xanadu Way
      Aurora, Colorado 80014

      *All directors and executive
      executive officers (3 persons) ......      37,500             11.7%

Changes in Control
------------------

     Management of the Company does not currently anticipate any change of control in the management of the Company unless and until a combination is completed.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     There were no transactions, or series of transactions, for the year ended December 31, 1998, nor are there any currently proposed transactions, or series of transactions, to which the Company is a party, in which the amount exceeds $60,000, and in which to the knowledge of the Company any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     3.1  Articles  of  Incorporation  of  Renegade  Venture
          Corporation,  incorporated by reference to Exhibit
          3.1 to  registration  statement on Form S-18, file
          No. 33-30476 dated August 11, 1989)................................. 1

     3.2  Bylaws   of    Renegade    Venture    Corporation,
          incorporated   by  reference  to  Exhibit  3.2  to
          registration  statement  on form  S-18,  file  No.
          33-30476 dated August 11, 1989)..................................... 1

     3.5  Amendment to Articles of Incorporation of Renegade
          Venture  Corporation,  incorporated  by  reference
          from  Exhibit  3.5 to Form 8-K  dated  August  16,
          1996)............................................................... 1

     3.6  Articles and Certificate of Merger dated September
          18, 1997, between Renegade Venture Corporation and
          Renegade  Venture  (Nev.)  Corporation,  a  Nevada
          corporation,   with  Merger   Agreement   attached
          thereto as Exhibit A, incorporated by reference to
          Exhibit   2.1  to  Form  8-K  dated   October   2,
          1997)............................................................... 1

     3.7  Certificate of  Incorporation  of Renegade Venture
          (Nev.)  Corporation,  incorporated by reference to
          Exhibit 3.1 to Form 8-K dated October 2, 1997)...................... 1

     3.8  Bylaws of  Renegade  Venture  (Nev.)  Corporation,
          incorporated  by  reference to Exhibit 3.2 to Form
          8-K dated October 2, 1997).......................................... 1

     4.1  Specimen common stock certificate, incorporated by
          reference to Exhibit 4.1 to registration statement
          of Form S-18,  file No.  33-30476 dated August 11,
          1989)............................................................... 1

     10.1 1997 Compensatory Stock Option Plan,  incorporated
          by  reference  to  Exhibit  10.1 to Form 8-K dated
          October 2, 1997).................................................... 1

     10.2 1997    Employee    Stock    Compensation    Plan,
          incorporated  by reference to Exhibit 10.2 to Form
          8-K dated October 2, 1997).......................................... 1

          1 - Incorporated by reference to another registration statement, report or document.

          2    - Includes Exhibits filed as part of this Report.


     (b) Reports on Form 8-K. NONE

     (c) Financial statements and supplementary data.

                          Index to Financial Statements
                          -----------------------------

Independent Auditor's Report ............................................... F-1

Balance Sheet as of December 31, 1998 ...................................... F-2

Statements of Operations for years ended
 December 31, 1998 and 1997 and from Inception
 (February 13, 1989) through December 31, 1998 ............................. F-3

Statement of Changes in Stockholders' Equity
 from Inception (February 13, 1989) through
 December 31, 1998 ......................................................... F-4

Statement of Cash Flows for years ended
 December 31, 1998 and 1997 and from Inception
 (February 13, 1989) through December 31, 1998  ............................ F-5

Summary of Significant Accounting Policies ................................. F-6

Notes to Financial Statements .............................................. F-6



                                   SIGNATURES


     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  March 18, 1999
                                         RENEGADE VENTURE (NEV.) CORPORATION




                                         By: /s/ Randy J. Sasaki
                                            ------------------------------------
                                            Randy J. Sasaki, CEO, CFO, President

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title                       Date
----                                   -----                       ----



/s/ Randy J. Sasaki           CEO, CFO, President, Director    March 18, 1999
-----------------------
Randy J. Sasaki

                              Secretary, Director
-----------------------
Thomas Liston


/s/ John D. Brasher Jr.       Director                         March 18, 1999
-----------------------
John D. Brasher Jr.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

                                    CONTENTS
                                    --------





Auditor's Report                                                             F-1


Balance Sheet                                                                F-2


Statement of Operations                                                      F-3


Statement of Changes in Stockholders'
   Equity (Deficit)                                                          F-4


Statement of Cash Flows                                                      F-5


Notes to the Financial Statements                                            F-6

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




To the Board of Directors
Renegade Venture (Nev.) Corporation
Denver, Colorado




I have audited the accompanying balance sheet of Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation (a development stage company) as of December 31, 1998, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 1998 and 1997, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly the financial position of Renegade Venture (Nev.) Corporation as of December 31,
1998 and the results of its operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 1998 and 1997, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 1998 in conformity with generally accepted accounting principles.







Brian J. Wilcomb, CPA, P.C.                                     February 2, 1999
Louisville, Colorado

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 1998




           ASSETS
           ------


CURRENT ASSETS:
  Cash held by trustee                                                 $ 12,900
                                                                       --------


TOTAL ASSETS                                                           $ 12,900
                                                                       ========


    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------


CURRENT LIABILITIES
  Accounts payable                                                     $ 41,073

STOCKHOLDER'S EQUITY:
  Common stock (note 3), .001 par value,
   50,000,000 shares authorized,
   320,000 shares issued and
   outstanding                                                              320

  Additional paid-in capital                                             62,805

  Preferred stock, (note 3), .011 par
   value, 5,000,000 shares authorized,
   no shares issued or outstanding                                         --

  Deficit accumulated during
   development stage                                                    (91,298)
                                                                       --------
            Stockholders' Equity                                        (28,173)
                                                                       --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                 $ 12,900
                                                                       ========




    The accompanying notes are an integral part of this financial statement.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                             STATEMENT OF OPERATIONS



                                                                    Period From
                                                                     Inception
                                                                   (February 13,
                                              Year Ended              1989) to
                                             December 31,           December 31,
                                          1998           1997           1998
                                          ----           ----       ------------

REVENUE                                 $       0      $       0      $       0
                                        ---------      ---------      ---------

EXPENSES:
  Legal and accounting                      6,720         38,408         67,918
  Stock transfer and
     promotion                                958          6,571         24,710
  Office and postage                          319          1,267          4,964
  Amortization                               --             --            1,760
                                        ---------      ---------      ---------
   Total expenses                           7,997         46,246         99,352
                                        ---------      ---------      ---------
   Loss from operations                    (7,997)       (46,246)       (99,352)
                                        ---------      ---------      ---------
OTHER INCOME (EXPENSE):
  Interest income                            --             --            8,054
                                        ---------      ---------      ---------

NET LOSS INCURRED DURING
  DEVELOPMENT STAGE                     ($  7,997)     ($ 46,246)     ($ 91,298)
                                        =========      =========      =========


NET LOSS PER SHARE (a)                  ($   0.02)     ($   0.14)     ($   0.30)
                                        =========      =========      =========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                            320,000        320,000        299,570
                                        =========      =========      =========

DIVIDENDS DECLARED PER SHARE                 --             --             --
                                        =========      =========      =========



    The accompanying notes are an integral part of this financial statement.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                              PERIOD FROM INCEPTION
                               (FEBRUARY 13, 1989)
                              TO DECEMBER 31, 1998



                                                             Deficit
                                                           Accumulated
                              Common stock                   During
                         No. of Shs              Paid-in   Development
                          (000's)    Dollars     Capital      Stage     Total
                          -------    -------     -------      -----     -----

Issuance of common
  stock, net of
  issuance costs           32,000    $  3,200    $ 59,925              $ 63,125

Reverse stock-split
  August 9, 1996 -                                                            0
   Cancel outstanding
    shares                (32,000)
   Issue replacement
    shares                    320

Eliminate par value
  August 9, 1996                       59,925     (59,925)                    0

Loss for the period
  from inception
  (February 13, 1989)
  to December 31, 1996                                      ($37,055)   (37,055)
                         --------    --------    --------   --------   --------
Balance -
  December 31, 1996           320      63,125           0    (37,055)    26,070

Reinstatement of par
  value upon redomicil-
  iation to Nevada                    (62,805)     62,805

Loss for the period
  ended December
  31, 1997                                                   (46,246)   (46,246)
                         --------    --------    --------   --------   --------
Balance -
  December 31, 1997           320         320      62,805    (83,301)   (20,176)

Loss for the period
  ended December
  31, 1998                                                    (7,997)    (7,997)
                         --------    --------    --------   --------   --------
Balance -
  December 31, 1998           320    $    320    $ 62,805   ($91,298)  ($28,173)
                         ========    ========    ========   ========   ========




    The accompanying notes are an integral part of this financial statement.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                             STATEMENT OF CASH FLOWS



                                         Year Ended        Period From Inception
                                         December 31,       (February 13, 1989)
                                      1998          1997   to December 31, 1998
                                      ----          ----   --------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Loss                          ($ 7,997)     ($46,246)     ($91,298)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Amortization                        --            --           1,760
    Increase (decrease) in
     accounts payable                  3,269        36,346        41,073
                                    --------      --------      --------
  Net cash used by operating
     activities                       (4,728)       (9,900)      (48,465)
                                    --------      --------      --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net proceeds from issuance of
   common stock                                                   63,125
                                    --------      --------      --------
  Net cash provided by
     financing activities                  0             0        63,125
                                    --------      --------      --------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Organization costs incurred              0             0        (1,760)
                                    --------      --------      --------
  Net cash used by
     investing activities                  0             0        (1,760)
                                    --------      --------      --------

NET INCREASE (DECREASE)
 IN CASH                              (4,728)       (9,900)       12,900

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                 17,628        27,528             0
                                    --------      --------      --------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                     $ 12,900      $ 17,628      $ 12,900
                                    ========      ========      ========




    The accompanying notes are an integral part of this financial statement.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                          Notes To Financial Statements
                                December 31, 1998

1. Summary of Significant Accounting Policies
---------------------------------------------

Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation, (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. Through December 31, 1998 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

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


2. Related Party Transactions
-----------------------------

Through April 9, 1994 the Company maintained its office at the office of the former president of the Company. No rent was ever paid by the Company to this former president. Bookkeeping and office management duties were performed by the spouse of the former president of the Company. Fees of $90 to $125 per month were paid from 1991 through March, 1994 for these services.

-------------------------------------

Since 1994, it has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the company for the use of this office space. During 1998 and 1997, this director charged the Company $2,950 and $35,500, respectively, for legal services performed during the year. All of these fees are unpaid and included in accounts payable the accompanying financial statements. The remaining balance in accounts payable for 1998 and 1997 includes expenses incurred by this director on behalf of the Company. This director does not intend to be paid for these fees and expenses from the Company's current operating capital.


3. Common Stock Transactions
----------------------------

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

------------------------------------

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

As of December 31, 1998, no stock options under the 1997 Compensatory Stock Option plan, nor have any common shares of stock under the Employee Stock Compensatory Plan been issued.

During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the new corporation.

4. Income Taxes
---------------

Effective January 1, 1993, the Company adopted FASB No. 109, "Accounting For Income Taxes". Under the provisions of FASB No. 109, the Company elected not to restate prior years and determined that the cumulative effect of this accounting change was immaterial. Additionally, adopting this change did not have a material effect on the operating results for the year ended December 31, 1993.

The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $18,000 consisting of the tax effects of net operating loss carryforwards. As of December 31, 1998, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized.

At December 31, 1998, the Company has a net operating loss carryforward of approximately $90,000 which expires between the years ended December 31, 2005 and 2014.

5. Use of Estimates in the Preparation of Financial Statements
--------------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.