Form 10QSB
period 1999-03-31
RENEGADE VENTURE NEV CORP
filed 1999-05-14
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended March 31, 1999                  Commission File No. 33-30476-D


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 1999 are as follows:


    Class of Securities                                       Shares Outstanding
    -------------------                                       ------------------
Common Stock, $.001 par value                                       320,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

        Balance Sheets:

        As of March 31, 1999 (Unaudited) and December 31, 1998 .........      3

        Statements of Operations (Unaudited):

        For the three months ended March 31, 1999 and 1998
        and Cumulative from inception (February 13, 1989)
        through March 31, 1999..........................................      4

        Comparison of quarter ended March 31, 1999
        with quarter ended March 31, 1998 ..............................      5

        Statements of Cash Flows (Unaudited):

        For the three months ended March 31, 1999 and 1998
        and Cumulative from inception (February 13, 1989)
        through March 31, 1999..........................................      6

        Notes to Financial Statements (Unaudited) ......................      7


Item 2. Management's Discussion and Analysis or Plan of Operation ......      9


                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K ...............................      10


        Signatures .....................................................      10

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                         March 31,      Dec. 31,
                                                           1999           1998
                                                           ----           ----
                                                        (Unaudited)    (Audited)

                                     ASSETS

CURRENT ASSETS
  Cash                                                    $ 10,200     $ 12,900
                                                          --------     --------

Current Assets                                              10,200       12,900
                                                          --------     --------


TOTAL ASSETS                                                10,200       12,900
                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $ 42,645     $ 41,073
                                                          --------     --------

Total Liabilities                                           42,645       41,073
                                                          --------     --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                                 --           --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                            320          320

  Additional paid-in capital                                62,805       62,805

  Deficit accumulated during the
    development stage                                      (95,570)     (91,298)
                                                          --------     --------

Total  Stockholders' Equity                                (32,445)     (28,173)
                                                          --------     --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                      10,200       12,900
                                                          ========     ========


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                Cumulative from
                                                                    inception
                                                                 (Feb. 13, 1989)
                                       For The Three Months Ended    through
                                           March 31,   March 31,    March 31,
                                          ----------------------    ---------
                                             1999        1998          1999
                                             ----        ----          ----

Revenues                                  $       0    $       0    $       0
                                          ---------    ---------    ---------


Costs and Expenses:
  Legal and accounting services               3,772        2,730       71,690
  Stock transfer and promotion                  500            0       25,210
  Office and postage                              0          500        4,964
  Amortization                                    0            0        1,760
                                          ---------    ---------    ---------

Total Expenses                                4,272        3,230      103,624
                                          ---------    ---------    ---------


Loss from operations                         (4,272)      (3,230)    (103,624)
                                          ---------    ---------    ---------


Other Income
  Interest income                                 0            0        8,054
                                          ---------    ---------    ---------

Net Loss Incurred during
  Development Stage                       $  (4,272)   $  (3,230)   $ (95,570)
                                          =========    =========    =========


Net Loss per common share                 ($   0.01)   ($   0.01)   ($   0.30)
                                          =========    =========    =========



Weighted average shares outstanding         320,000      320,000      320,000
                                          =========    =========    =========

Dividends declared per common
  share                                           0            0            0
                                          =========    =========    =========


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                   Comparison of Quarter Ended March 31, 1999
                        with Quarter Ended March 31, 1998
                                   (Unaudited)


                                        For the 1st Quarter Ended,
                                                 March 31,
                                        -------------------------
                                           1999           1998        Difference
                                           ----           ----        ----------

Revenue                                      -0-            -0-            -0-

Cost, Expenses:

  Legal and accounting                   $ 3,772        $ 2,730        $(1,042)

  Stock transfer                             500            -0-           (500)

  Office and postage                        --              500            500
                                         -------        -------        -------

Total expenses                             4,272          3,230         (1,042)
                                         -------        -------        -------



  Net Loss                               $(4,272)       $(3,230)       $(1,042)
                                         =======        =======        =======



                 See accompanying notes to financial statements.


                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                     Cumulative from
                                                                         inception
                                                                      (Feb. 13, 1989)
                                            For The Three Months Ended    through
                                               March 31,   March 31,      March 31,
                                                  1999        1998          1999
                                                  ----        ----          ----


Cash flow operating activities
  Net loss                                     $ (4,272)   $ (3,230)      $(95,270)
  Adjustments to reconcile net loss to net
   cash used by operating activities:                 0           0              0
    Amortization                                      0           0          1,760
    Increase (decrease) in
      accounts payable                            1,572       2,380         42,645
                                               --------    --------       --------


Net cash provided by (used In)
  operating activities                           (2,700)       (850)       (51,165)


Cash flow from investing activities

  Organization costs incurred                         0           0         (1,760)
                                               --------    --------       --------

Cash flows from financing activities

 Net proceeds from issuance of
    common stock                                      0           0         63,125
                                               --------    --------       --------


Net increase (decrease) in cash                  (2,700)       (850)        10,200

Cash and cash equivalents at beg. period         12,900      17,628              0
                                               --------    --------       --------


Cash and cash equivalents at end of period     $ 10,200    $ 16,778       $ 10,200
                                               ========    ========       ========




                 See accompanying notes to financial statements.

                                       6

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 March 31, 1999


1. Description of Business

     Renegade Venture Corporation (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. The Company continues to seek a viable prospective opportunity and has not engaged in any other activity.

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

2. Summary of Significant Accounting Policies

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

4. Related Party Transactions

     Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the Company for the use of this office space. During 1998 and 1997, this director charged the Company $2,950 and $35,500, respectively, for legal services performed during the year. All of these fees are unpaid and included in accounts payable in the accompanying financial statements. The remaining balance in accounts payable for 1999 and 1998 includes expenses incurred by this director on behalf of the Company. This director does not intend to be paid for these fees and expenses from the Company's current operating capital.

5. Income Taxes

     Effective January 1, 1993, the Company adopted FASB No. 109, "Accounting For Income Taxes". Under the provisions of FASB No. 109, the Company elected not to restate prior years and determined that the cumulative effect of this accounting change was immaterial. Additionally, adopting this change did not have a material effect on the operating results for the year ended December 31, 1993.

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $18,700 consisting of the tax effects of net operating loss carryforwards. As of March 31, 1999, a valuation allowance equal to the net deferred tax asset recognized has not been recorded, as it was determined that the deferred tax asset may never be realized.

     At March 31, 1999, the Company has a net operating loss carryforward of approximately $95,000 which expires between the years ended December 31, 2006 and 2014.

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

     RESULTS OF OPERATIONS - FIRST QUARTER 1999. During the quarter ended March 31, 1999, the first quarter of the year, the Company incurred a net loss of $4,272. Expenses for the first quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     RESULTS OF OPERATIONS - FIRST QUARTER 1998. During the quarter ended March 31, 1998, the Company had no revenues and incurred a net loss of $3,230. Expenses for the first quarter of 1998 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.. The Company paid no rent or salaries during the first quarter of 1998.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $10,200 cash on hand at the end of the first quarter. The Company has, since inception, accumulated a deficit (net loss) of $95,570. The Company had no other liquid assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


DATED: May 13, 1999
                                      RENEGADE VENTURE (NEV.)CORPORATION



                                      By /s/ Randy J. Sasaki
                                        ----------------------------------------
                                        Randy J. Sasaki, Chief Executive Officer
                                        and Chief Financial Officer