Form 10QSB
period 1999-06-30
RENEGADE VENTURE NEV CORP
filed 1999-08-11
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30, 1999                   Commission File No. 33-30476-D


                       RENEGADE VENTURE (NEV.) CORPORATION
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)


            NEVADA                                              84-1108499
            ------                                              ----------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
incorporation or organization)


      90 Madison Street, Suite 707
            Denver, Colorado                                        80206
            ----------------                                        -----
(Address of Principal Executive Offices)                          (Zip Code)


                                 (303) 355-3000
                                 --------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

        Yes              No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 1999 are as follows:


          Class of Securities                           Shares Outstanding
          -------------------                           ------------------
      Common Stock, $.001 par value                           320,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

     PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

     Balance Sheets:

     As of June 30, 1999 (Unaudited) and December 31, 1998 ....................3

     Statements of Operations (Unaudited):

     For the six months ended June 30, 1999 and 1998
     and Cumulative from inception (February 13, 1989) through June 30, 1999...4

     Comparison of quarter ended June 30, 1999
     with quarter ended June 30, 1998 .........................................5

     Statements of Cash Flows (Unaudited):

     For the six months ended June 30, 1999 and 1998
     and Cumulative from inception (February 13, 1989) through June 30, 1999...6

     Notes to Financial Statements (Unaudited) ................................7


Item 2. Management's Discussion and Analysis or Plan of Operation .............9


     PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K .....................................10


     Signatures ..............................................................10

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)
                                                          June 30,     Dec. 31,
                                                            1999         1998
                                                            ----         ----
                                                        (Unaudited)   (Audited)
                              ASSETS

CURRENT ASSETS
  Cash                                                    $  9,513     $ 12,900
                                                          --------     --------

Total Current Assets                                         9,513       12,900
                                                          --------     --------


TOTAL ASSETS                                                 9,513       12,900
                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $ 43,707     $ 41,073
                                                          --------     --------

Total Liabilities                                           43,707       41,073
                                                          --------     --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                             $   --           --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                            320          320

  Additional paid-in capital                                62,805       62,805

  Deficit accumulated during the
    development stage                                      (97,319)     (91,298)
                                                          --------     --------

Total  Stockholders' Equity                                (34,194)     (28,173)
                                                          --------     --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                    $  9,513       12,900
                                                          ========     ========


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                Cumulative from
                                                                   inception
                                       For The Six Months Ended  (Feb. 13, 1989)
                                       ------------------------     through
                                         June 30,      June 30,     June 30,
                                           1999          1998         1999
                                           ----          ----         ----

Revenues                                 $       0    $       0    $       0
                                         ---------    ---------    ---------


Costs and Expenses:
  Legal and accounting services              5,521        5,055       73,439
  Stock transfer and promotion                 500           15       25,210
  Office and postage                             0          500        4,964
  Amortization                                   0            0        1,760
                                         ---------    ---------    ---------

Total Expenses                               6,021        5,570      105,373
                                         ---------    ---------    ---------


Loss from operations                        (6,021)      (5,570)    (105,373)
                                         ---------    ---------    ---------


Other Income
  Interest income                                0            0        8,054
                                         ---------    ---------    ---------

Net Loss Incurred during
  Development Stage                      $  (6,021)   $  (5,570)   $ (97,319)
                                         =========    =========    =========


Net Loss per common share                ($   0.02)   ($   0.02)   ($   0.30)
                                         =========    =========    =========


Weighted average shares outstanding        320,000      320,000      320,000
                                         =========    =========    =========

Dividends declared per common
  share                                          0            0            0
                                         =========    =========    =========


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                    Comparison of Quarter Ended June 30, 1999
                        with Quarter Ended June 30, 1998
                                   (Unaudited)



                                        For the 2nd Quarter Ended,
                                                 June 30,
                                           -------------------
                                           1999           1998        Difference
                                           ----           ----        ----------

Revenue                                      -0-            -0-            -0-

Cost, Expenses:

  Legal and accounting                   $ 1,749        $ 2,325        $  (576)

  Stock transfer                            --               15            (15)

  Office and postage                        --             --             --
                                         -------        -------        -------
Total expenses                             1,749          2,340           (591)
                                         -------        -------        -------


  Net Loss                               $(1,749)       $(2,340)       $   591
                                         =======        =======        =======



                 See accompanying notes to financial statements.


                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                       Cumulative from
                                                                          inception
                                            For The Three Months Ended  (Feb. 13, 1989)
                                            --------------------------     through
                                                June 30,    June 30,       June 30,
                                                  1999        1998          1999
                                                  ----        ----          ----

Cash flow operating activities
  Net loss                                     $ (6,021)   $ (5,570)     $(97,319)
  Adjustments to reconcile net loss to net
   cash used by operating activities:                 0           0
    Amortization                                      0           0         1,760
    Increase (decrease) in
      accounts payable                            2,634       2,000        43,707
                                               --------    --------      --------


Net cash provided by (used In)
  operating activities                           (3,387)     (3,570)      (51,152)


Cash flow from investing activities

  Organization costs incurred                         0           0        (1,760)
                                               --------    --------      --------

Cash flows from financing activities

 Net proceeds from issuance of
    common stock                                      0           0        63,125
                                               --------    --------      --------


Net increase (decrease) in cash                  (3,387)     (3,570)        9,513

Cash and cash equivalents at beg. period         12,900      17,628             0
                                               --------    --------      --------


Cash and cash equivalents at end of period     $  9,513    $ 14,058      $  9,513
                                               ========    ========      ========


                 See accompanying notes to financial statements.

                                       6

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 1999


1.   Description of Business

     Renegade Venture Corporation (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. The Company continues to seek a viable prospective opportunity and has not engaged in any other activity. Through June 30, 1999 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

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

     During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse-stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of June 30, 1999, no stock has been awarded under the 1997 Employee Stock Compensatory Plan. Options to purchase a total of 1,000,000 shares at a price of $0.05 per share were granted on May 5, 1999, expiring May 4, 2002, 500,000 each to Randy J. Sasaki and John D. Brasher Jr., all of which were fully vested at the time of grant.

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

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $18,500 consisting of the tax effects of net operating loss carryforwards. As of June 30, 1999, a valuation allowance equal to the net deferred tax asset recognized has not been recorded, as it was determined that the deferred tax asset may never be realized.

     At June 30, 1999, the Company has a net operating loss carryforward of approximately $97,319 which expires between the years ended December 31, 2005 and 2014.

Item 2. Management's Discussion and Analysis or Plan of Operation.


     BACKGROUND. Renegade Venture Corporation was incorporated in the state of Colorado on February 13, 1989. On September 22, 1997, it was redomiciled to the state of Nevada by merging into its wholly owned subsidiary Renegade Venture (Nev.) Corporation ("Company"), a Nevada corporation, which now is the name of the Company. The merger effected a 1:1 stock exchange, in which the 320,000 outstanding shares of common stock, no par value, of Renegade Venture Corporation were changed into 320,000 shares of common stock, $.001 par value, of the Company.

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

     RESULTS OF OPERATIONS - SECOND QUARTER 1999. During the quarter ended June 30, 1999, the second quarter of the year, the Company incurred a net loss of $1,749. Expenses for the second quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     RESULTS OF OPERATIONS - SECOND QUARTER 1998. During the quarter ended June 30, 1998, the Company had no revenues and incurred a net loss of $2,340. Expenses for the second quarter of 1998 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the second quarter of 1998.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $9,513 cash on hand at the end of the second quarter. The Company has, since inception, accumulated a deficit (net loss) of $97,319. The Company had no other liquid assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


DATED: August 5, 1999
                                      RENEGADE VENTURE (NEV.) CORPORATION




                                      By /s/ Randy J. Sasaki
                                        ----------------------------------------
                                        Randy J. Sasaki, Chief Executive Officer
                                        and Chief Financial Officer