Form 10QSB
period 1999-09-30
RENEGADE VENTURE NEV CORP
filed 1999-11-09
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 1999              Commission File No. 33-30476-D


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

               Yes ____      No   X

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 1999 are as follows:


         Class of Securities                             Shares Outstanding
         -------------------                             ------------------
     Common Stock, $.001 par value                             320,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

        PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

        Balance Sheets:

        As of September 30, 1999 (Unaudited) and December 31, 1998 .......   3

        Statements of Operations (Unaudited):

        For the nine months ended September 30, 1999 and 1998
        and Cumulative from inception (February 13, 1989)
        through September 30, 1999........................................   4

        Comparison of quarter ended September 30, 1999
        with quarter ended September 30, 1998 ............................   5

        Statements of Cash Flows (Unaudited):

        For the nine months ended September 30, 1999 and 1998
        and Cumulative from inception (February 13, 1989)
        through September 30, 1999........................................   6

        Notes to Financial Statements (Unaudited) ........................   7


Item 2. Management's Discussion and Analysis or Plan of Operation ........   9


        PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K .................................  10


        Signatures .......................................................  10

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets
                                   (Unaudited)

                                                          Sept. 30,    Dec. 31,
                                                            1999         1998
                                                          --------     --------
                                                        (Unaudited)    (Audited)
               ASSETS

CURRENT ASSETS
  Cash                                                    $  8,855     $ 12,900
                                                          --------     --------
Total Current Assets                                         8,855       12,900
                                                          --------     --------


TOTAL ASSETS                                              $  8,855     $ 12,900
                                                          ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $ 45,274     $ 41,073
                                                          --------     --------

Total Liabilities                                           45,274       41,073
                                                          --------     --------

STOCKHOLDERS' EQUITY
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                                 --           --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                            320          320

  Additional paid-in capital                                62,805       62,805

  Deficit accumulated during the
    development stage                                      (99,544)     (91,298)
                                                          --------     --------

Total  Stockholders' Equity                                (36,419)     (28,173)
                                                          --------     --------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                    $  8,855     $ 12,900
                                                          ========     ========


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                 Cumulative from
                                       For The Nine Months Ended    inception
                                       ------------------------- (Feb. 13, 1989)
                                         Sept. 30,    Sept. 30,      through
                                         ---------    ---------   September 30,
                                            1999         1998         1999
                                            ----         ----         ----

Revenues                                 $       0    $       0    $       0
                                         ---------    ---------    ---------


Costs and Expenses:
  Legal and accounting services              7,746        5,850       75,664
  Stock transfer and promotion                 500           15       25,210
  Office and postage                             0          500        4,964
  Amortization                                   0            0        1,760
                                         ---------    ---------    ---------

Total Expenses                               8,246        6,365      107,598
                                         ---------    ---------    ---------


Loss from operations                        (8,246)      (6,365)    (107,598)
                                         ---------    ---------    ---------


Other Income
  Interest income                                0            0        8,054
                                         ---------    ---------    ---------

Net Loss Incurred during
  Development Stage                      $  (8,246)   $  (6,365)   $ (99,544)
                                         =========    =========    =========


Net Loss per common share                ($   0.03)   ($   0.02)   ($   0.31)
                                         =========    =========    =========


Weighted average shares outstanding        320,000      320,000      320,000
                                         =========    =========    =========

Dividends declared per common
  share                                          0            0            0
                                         =========    =========    =========


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                   Comparison of Quarter Ended Sept. 30, 1999
                        with Quarter Ended Sept. 30, 1998
                                   (Unaudited)



                                        For the 3rd Quarter Ended,
                                                 Sept. 30,
                                                 ---------
                                           1999           1998        Difference
                                           ----           ----        ----------

Revenue                                      -0-            -0-            -0-

Cost, Expenses:

  Legal and accounting                   $ 2,225        $   795        $ 1,430

  Stock transfer                            --             --             --

  Office and postage                        --             --             --
                                         -------        -------        -------

Total expenses                             2,225            795          1,430
                                         -------        -------        -------


  Net Loss                               $(2,225)       $  (795)       $(1,430)
                                         =======        =======        =======




                 See accompanying notes to financial statements.


                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)




                                                                      Cumulative from
                                            For The Nine Months Ended    inception
                                            ------------------------- (Feb. 13, 1989)
                                               Sept. 30,   Sept. 30,      through
                                               ---------   ---------     Sept. 30,
                                                 1999        1998          1999
                                                 ----        ----          ----

Cash flow operating activities
  Net loss                                     $ (8,246)   $ (6,365)     $(99,544)
  Adjustments to reconcile net loss to net
   cash used by operating activities:                 0           0
    Amortization                                      0           0         1,760
    Increase (decrease) in
      accounts payable                            4,201       2,000        45,274
                                               --------    --------      --------

Net cash provided by (used In)
  operating activities                           (4,045)     (4,365)      (52,510)


Cash flow from investing activities

  Organization costs incurred                         0           0        (1,760)
                                               --------    --------      --------
Cash flows from financing activities

 Net proceeds from issuance of
    common stock                                      0           0        63,125
                                               --------    --------      --------

Net increase (decrease) in cash                  (4,045)     (4,365)        8,855

Cash and cash equivalents at beg. period         12,900      17,628             0
                                               --------    --------      --------

Cash and cash equivalents at end of period     $  8,855    $ 13,263      $  8,855
                                               ========    ========      ========




                 See accompanying notes to financial statements.

                                       6

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 1999


1.   Description of Business

     Renegade Venture Corporation (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. The Company continues to seek a viable prospective opportunity and has not engaged in any other activity. Through September 30, 1999 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

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

     During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse-stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of September 30, 1999, no stock has been awarded under the 1997 Employee Stock Compensation Plan. Options to purchase a total of 1,000,000 shares at a price of $0.05 per share were granted on May 5, 1999, expiring May 4, 2002, 500,000 each to Randy J. Sasaki and John D. Brasher Jr., all of which were fully vested at the time of grant.

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

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $18,500 consisting of the tax effects of net operating loss carryforwards. As of September 30, 1999, a valuation allowance equal to the net deferred tax asset recognized has not been recorded, as it was determined that the deferred tax asset may never be realized.

     At September 30, 1999, the Company has a net operating loss carryforward of approximately $99,544 which expires between the years ended December 31, 2005 and 2014.

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

     RESULTS OF OPERATIONS - THIRD QUARTER 1999. During the quarter ended September 30, 1999, the third quarter of the year, the Company incurred a net loss of $2,225. Expenses for the third quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     RESULTS OF OPERATIONS - THIRD QUARTER 1998. During the quarter ended September 30, 1998, the Company had no revenues and incurred a net loss of $795. Expenses for the third quarter of 1998 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the third quarter of 1998.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $8,855 cash on hand at the end of the third quarter. The Company has, since inception, accumulated a deficit (net loss) of $99,544. The Company had no other liquid assets, nor any current plans to raise capital. Whether the Company ultimately becomes a going concern depends upon its success in finding and acquiring a suitable private business and the success of that acquired business. At this time, the Company has no commitment for any capital expenditure and foresees none. Offices are provided without charge to the Company. However, the Company will incur routine fees and expenses incident to filing of periodic reports with the Securities and Exchange Commission, and it will incur fees and expenses in the event it makes or attempts to make an acquisition. As a practical matter, the Company expects no significant operating costs other than professional fees payable to attorneys and accountants.

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


DATED: November 5, 1999
                                        RENEGADE VENTURE (NEV.) CORPORATION



                                        By /s/ Randy J. Sasaki
                                        ----------------------
                                        Randy J. Sasaki, Chief Executive Officer
                                        and Chief Financial Officer