Form 10KSB40
period 1999-12-31
RENEGADE VENTURE NEV CORP
filed 2000-03-07
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For year ended December 31, 1999                     Commission File No. 0-28575


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

         Yes  X     No ____

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 122,875 shares of common stock of the registrant held by non-affiliates on December 31, 1999, was not determinable.


     At December 31, 1999, a total of 320,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS




                                     PART I


Item 1.    Description of Business .......................................  3

Item 2.    Description of Property .......................................  11

Item 3.    Legal Proceedings .............................................  11

Item 4.    Submission of Matters to a Vote of Security Holders ...........  11


                                     PART II


Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters .........................................  12

Item 6.    Management's Discussion and Analysis or Plan of Operation......  12

Item 7.    Financial Statements ..........................................  14

Item 8.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ......................  14


                                    PART III


Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act ...........  14

Item 10.   Executive Compensation ........................................  17

Item 11.   Security Ownership of Certain Beneficial Owners and Management   19

Item 12.   Certain Relationships and Related Transactions ................  19

Item 13.   Exhibits and Reports on Form 8-K ..............................  20


           Index to Financial Statements .................................  21


           Financial Statements ..........................................  F-1


           Signatures ....................................................  22

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Renegade that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Renegade or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Renegade concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Renegade is in the development stage, with only very limited assets, and that for Renegade to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Renegade's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as discussed below.

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS.

BACKGROUND

     Renegade Venture (Nev.) Corporation, a Nevada corporation ("Renegade" or the "Company"), is in the development stage in accordance with Financial Accounting Standards Board Standard No. 7, and is the successor by merger to Renegade Venture Corporation, a Colorado corporation ("Renegade Colorado"). The merger occurred effective September 22, 1997, for the sole purpose of reincorporating the Company from the State of Colorado to the State of Nevada.

     Renegade has not been operational, other than occasionally searching for a business or venture to acquire, as described below, or had revenues other than interest income since its inception. On May 4, 1990, Renegade Colorado completed a small public offering of its securities made pursuant to a registration statement of Form S-18, selling 5,000,000 of 7,500,000 units offered, at the price of $.02 per unit. In this offering Renegade Colorado realized net proceeds of $61,476 on gross proceeds of $100,000 raised in the offering. Each unit sold consisted of TWO shares of common stock of Renegade Colorado, $.0001 par value, and ONE Class A Common Stock Purchase Warrant, exercisable until December 7, 1991, at a price of $.02 to purchase one share of Renegade Colorado common stock and one Class B Common Stock Purchase Warrant. All of the Class A and Class B warrants expired without having been exercised.

EXCHANGE ACT REGISTRATION

     Renegade has voluntarily a registration statement on Form 8-A with the Securities and Exchange Commission ("SEC" or "Commission") in order to register Renegade's common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Renegade is required to file quarterly, annual and other reports and other information with the SEC as required by the Exchange Act. If Renegade's duty to file reports under the Exchange Act is suspended, Renegade intends to nonetheless continue filing reports on a voluntary basis if it is able to do so.

PROPOSED BUSINESS

     Renegade intends to enter into a business combination with one or more as yet unidentified privately held businesses. Management believes that Renegade will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Renegade, without offering their own securities to the public. Renegade will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Renegade has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination.

     Depending upon the nature of the transaction, the current officers and directors of Renegade probably will resign their directorship and officer positions with Renegade in connection with Renegade's consummation of a business combination. See "Form of Acquisition" below. Renegade's current management will not have any control over the conduct of Renegade's business following Renegade's completion of a business combination.

     It is anticipated that business opportunities will come to Renegade's attention from various sources, including its management, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. Renegade has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for Renegade. There are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

     PRE-COMBINATION ACTIVITIES. Renegade is a "blank check" company, defined as an inactive, publicly quoted company with nominal assets and liabilities. With these characteristics, management believes that Renegade will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with Renegade, without offering their own securities to the public. The term "business combination" (or "combination") means the result of
(i) a statutory merger of a combination candidate into or its consolidation with Renegade or a wholly owned subsidiary of Renegade formed for the purpose of the merger or consolidation, (ii) the exchange of securities of Renegade for the assets or outstanding equity securities of a privately held business, or (iii) the sale of securities by Renegade for cash or other value to a business entity or individual, and similar transactions.

     A combination may be structured in one of the foregoing ways or in any other form which will result in the combined entity being a publicly held corporation. It is unlikely that any proposed combination will be submitted for the approval of Renegade's shareholders prior to consummation. Pending negotiation and consummation of a combination, Renegade anticipates that it will have no business activities or sources of revenues and will incur no significant expenses or liabilities other than expenses related to ongoing filings required by the Exchange Act, or related to the negotiation and consummation of a combination.

     Renegade anticipates that the business opportunities presented to it will
(1) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (2) be experiencing financial or operating difficulties; (3) be in need of funds to develop a new product or service or to expand into a new market; (4) be relying upon an untested product or marketing concept; or (5) have a combination of the foregoing characteristics. Given the above factors, it should be expected that any acquisition candidate may have a history of losses or low profitability.

     Renegade will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Renegade will seek combination candidates in the United States and other countries, as available time permits, through existing associations and by word of mouth.

     Renegade has not entered into any agreement or understanding of any kind with any person regarding a business combination. There is no assurance that Renegade will be successful in locating a suitable combination candidate or in concluding a business combination on terms acceptable to Renegade. Renegade's Board of Directors has not established a time limitation by which it must consummate a suitable combination; however, if Renegade is unable to consummate a suitable combination within a reasonable period, such period to be determined at the discretion of Renegade's Board of Directors, the Board of Directors will probably recommend its liquidation and dissolution. It is anticipated that Renegade will not be able to diversify, but will essentially be limited to one such venture because of Renegade's lack of capital. This lack of diversification will not permit Renegade to offset potential losses from one acquisition against profits from another, and should be considered an adverse factor affecting any decision to purchase Renegade's securities.

     Renegade's board of directors has the authority and discretion to complete certain combinations without submitting them to the stockholders for their prior approval. Renegade's shareholders should not anticipate that they will have any meaningful opportunity to consider or vote upon any candidate selected by Renegade management for acquisition. Generally, the prior approval of Renegade's shareholders will be required for any statutory merger of Renegade with or into another company, but shareholder approval will not be required if the following requirements are met: (1) Renegade's articles of incorporation will not change as a result of the merger; (2) following the merger, each person who was a Renegade shareholder immediately prior to the merger will on the effective date of the merger continue to hold the same number of shares, with identical designations, preferences, limitations and relative rights; and (3) the number of Renegade voting and participating shares which are outstanding prior to the merger is not increased more than 20% as a result of the merger, giving effect to the conversion of convertible securities and the exercise of warrants, options and other rights issued in the merger. It is likely, however, in management's opinion that any combination entered into by Renegade that takes the form of a merger will result in the issuance of additional shares exceeding the 20% limitation. Shareholder approval also will not be required as to any "short-form merger," meaning the merger into Renegade of a company in which Renegade already owns 90% or more of the equity securities. Moreover, in the event that a business combination occurs in the form of a stock-for-stock exchange or the issuance of stock to purchase assets, the approval of Renegade's shareholders will not be required by law so long as it is Renegade that acquires the shares or assets of the other company.

     However, it is anticipated that Renegade's shareholders will, prior to completion of any combination, be given information about the candidate company's business, financial condition, management and other information required by ITEMs 6(a), (d), (e), 7 and 8 of Schedule 14A of Regulation 14A under the Exchange Act, which is substantially the same information as required in a proxy statement.

     COMBINATION SUITABILITY STANDARDS. The analysis of candidate companies will be undertaken by or under the supervision of Renegade's President, who is not a professional business analyst. See "MANAGEMENT" below.

     To a large extent, a decision to participate in a specific combination may be made upon management's analysis of the quality of the candidate company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the candidate will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to objectively quantify or analyze. In many instances, it is anticipated that the historical operations of a specific candidate may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Renegade will be dependent upon the owners and management of a candidate to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes. Because Renegade may participate in a business combination with a newly organized candidate or with a candidate which is entering a new phase of growth, it should be emphasized that Renegade will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for the candidate's products or services will likely not be established, and the candidate may not be profitable when acquired.

     Otherwise, Renegade anticipates that it may consider, among other things, the following factors:

     1. Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     2. Renegade's perception of how any particular candidate will be received by the investment community and by Renegade's stockholders;

     3. Whether, following the business combination, the financial condition of the candidate would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of Renegade to qualify for listing on an exchange or on NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of the federal "penny stock" rules adopted by the SEC.

     4. Capital requirements and anticipated availability of required funds, to be provided by Renegade or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     5.   The extent to which the candidate can be advanced;

     6. Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     7. Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     8. The cost of participation by Renegade as compared to the perceived tangible and intangible values and potential; and

     9. The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

     No one of the factors described above will be controlling in the selection of a candidate. Potentially available candidates may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. It should be recognized that, because of Renegade's limited capital available for investigation and management's limited experience in business analysis, Renegade may not discover or adequately evaluate adverse facts about the opportunity to be acquired. Renegade cannot predict when it may participate in a business combination. It expects, however, that the analysis of specific proposals and the selection of a candidate may take several months or more.

     Management believes that various types of potential merger or acquisition candidates might find a business combination with Renegade to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with Renegade to be an attractive alternative.

     Prior to consummation of any combination (other than a mere sale by Renegade insiders of a controlling interest in Renegade's common stock) Renegade intends to require that the combination candidate provide Renegade the financial statements required by ITEM 310 of Regulation S-B, including at the least an audited balance sheet as of the most recent fiscal year end and statements of operations, changes in stockholders' equity and cash flows for the two most recent fiscal years, audited by certified public accountants acceptable to Renegade's management, and the necessary unaudited interim financial statements. Such financial statements must be adequate to satisfy Renegade's reporting obligations under Section 15(d) or 13 of the Exchange Act. If the required audited financial statements are not available at the time of closing, Renegade management must reasonably believe that the audit can be obtained in less than 60 days. This requirement to provide audited financial statements may significantly narrow the pool of potential combination candidates available, since most private companies are not already audited. Some private companies will either not be able to obtain an audit or will find the audit process too expensive. In addition, some private companies on closer examination may find the entire process of being a reporting company after a combination with Renegade too burdensome and expensive in light of the perceived potential benefits from a combination.

     FORM OF ACQUISITION. It is impossible to predict the manner in which Renegade may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of Renegade and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of Renegade and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. Renegade may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of Renegade with other corporations or forms of business organization, and although it is likely, there is no assurance that Renegade would be the surviving entity. In addition, the present management and stockholders of Renegade most likely will not have control of a majority of the voting shares of Renegade following a reorganization transaction. As part of such a transaction, Renegade's existing directors may resign and new directors may be appointed without any vote or opportunity for approval by Renegade's shareholders.

     It is likely that Renegade will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of Renegade. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest (i.e. 80% or more) of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, Renegade's current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of Renegade prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in Renegade by the current officers, directors and principal shareholders.

     It is anticipated that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, Renegade may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in Renegade's securities may have a depressive effect upon such market.

     Renegade will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, Renegade anticipates that it, and/or its officers and principal shareholders will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. Such a letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither Renegade nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of Renegade to pay until an indeterminate future time may make it impossible to procure goods and services.

     POST-COMBINATION ACTIVITIES. Management anticipates that, following consummation of a combination, control of Renegade will change as a result of the issuance of additional Common Stock to the shareholders of the business acquired in the combination. Once ownership control has changed, it is likely that the new controlling shareholders will call a meeting for the purpose of replacing the incumbent directors of Renegade with candidates of their own, and that the new directors will then replace the incumbent officers with their own nominees. Rule 14f-1 under the Exchange Act requires that, if in connection with a business combination or sale of control of Renegade there should arise any arrangement or understanding for a change in a majority of Renegade's directors and the change in the board of directors is not approved in advance by Renegade's shareholders at a shareholder meeting, then none of the new directors may take office until at least ten (10) days after an information statement has been filed with the Securities and Exchange Commission and sent to Renegade's shareholders. The information statement furnished must as a practical matter include the information required by ITEMs 6(a), (d) and (e), 7 and 8 of Schedule 14A of Regulation 14A in a proxy statement.

     Following consummation of a combination, management anticipates that Renegade will file a current report on Form 8-K with the Commission which discloses among other things the date and manner of the combination, material terms of the definitive agreement, the assets and consideration involved, the identity of the person or persons from whom the assets or other property was acquired, changes in management and biographies of the new directors and executive officers, identity of principal shareholders following the combination, and contains the required financial statements. Such a Form 8-K report also will be required to include all information as to the business acquired called for by ITEM 101 of Regulation S-B.

POTENTIAL BENEFITS to INSIDERS

     In connection with a business combination, it is possible that shares of common stock constituting control of Renegade may be purchased from the current principal shareholders ("insiders") of Renegade by the acquiring entity or its affiliates. If stock is purchased from the insiders, the transaction is very likely to result in substantial gains to them relative to the price they originally paid for the stock. In Renegade's judgment, none of its officers and directors would as a result of such a sale become an "underwriter" within the meaning of the Section 2(11) of the Securities Act of 1933, as amended. No bylaw or charter provision Renegade prevents insiders from negotiating or consummating such a sale of their shares. The sale of a controlling interest by Renegade insiders could occur at a time when the other shareholders of the Company remain subject to restrictions on the transfer of their shares, and it is unlikely that Renegade shareholders generally will be given the opportunity to participate in any such sale of shares. Moreover, Renegade shareholders probably will not be afforded any opportunity to review or approve any such buyout of shares held by an officer, director or other affiliate, should such a buyout occur.

     Renegade may require that a company being acquired repay all advances made to Renegade by Renegade shareholders and management, at or prior to closing of a combination. Otherwise, there are no conditions that any combination or combination candidate must meet, such as buying stock from Renegade insiders or paying compensation to any Renegade officer, director or shareholder or their respective affiliates.

POSSIBLE ORIGINATION of a BUSINESS

     The Board of Directors has left open the possibility that, instead of seeking a business combination, Renegade may instead raise funding in order to originate an operating business, which may be in any industry or line of business, and could involve Renegade's origination of a start-up business, purchase and development of a business already originated by third parties, joint venture of a new or existing business, or take any other lawful form. It is also possible that Renegade may engage in one or more combinations, as discussed above, and originate a business in addition. Potential shareholders should consider that management has the widest possible discretion in choosing a business direction for Renegade.

Any funds needed to originate and develop a business would almost certainly be raised from the sale of Renegade's securities, since Renegade lacks the creditworthiness to obtain a loan. Management does not believe that the principal shareholders, directors or executive officers of Renegade would be willing to guarantee any debt taken on, and obtaining a loan without personal guarantees is unlikely. Capital could possibly be raised from the sale of debt instruments convertible into common stock upon the occurrence of certain defined events, but no such funding has been offered. Renegade has no current plans to offer or sell its securities, but would be agreeable do so if a worthy business opportunity presents itself and adequate funding then appears to be available.

USE OF CONSULTANTS and FINDERS

     Although there are no current plans to do so, Renegade management might hire and pay an outside consultant to assist in the investigation and selection of candidates, and might pay a finder's fee to a person who introduces a candidate with which Renegade completes a combination. Since Renegade management has no current plans to use any outside consultants or finders to assist in the investigation and selection of candidates, no policies have been adopted regarding use of consultants or finders, the criteria to be used in selecting such consultants or finders, the services to be provided, the term of service, or the structure or amount of fees that may be paid to them. However, because of the limited resources of Renegade, it is likely that any such fee Renegade agrees to pay would be paid in stock and not in cash. Renegade has had no discussions, and has entered into no arrangements or understandings, with any consultant or finder. Renegade's officers and directors have not in the past used any particular consultant or finder on a regular basis and have no plan to either use any consultant or recommend that any particular consultant be engaged by Renegade on any basis.

     It is possible that compensation in the form of common stock, options, warrants or other securities of Renegade, cash or any combination thereof, may be paid to outside consultants or finders. No securities of Renegade will be paid to officers, directors or promoters of Renegade nor any of their respective affiliates. Any payments of cash to a consultant or finder would be made by the business acquired or persons affiliated or associated with it, and not by Renegade. It is possible that the payment of such compensation may become a factor in any negotiations for Renegade's acquisition of a business opportunity. Any such negotiations and compensation may present conflicts of interest between the interests of persons seeking compensation and those of Renegade's shareholders, and there is no assurance that any such conflicts will be resolved in favor of Renegade's shareholders.

RISK FACTORS

     At this time the shares of Renegade are speculative and involve a high degree of risk, for the reasons following. Renegade is in the development stage with no operations or revenues, thus there are no financial results upon which anyone may base an assessment of its potential. No combination candidate has been identified for acquisition by management, nor has any determination been made as to any business for Renegade to enter, and shareholders will have no meaningful voice in any such determinations. There is no assurance that Renegade will be successful in completing a combination or originating a business, nor that Renegade will be successful or that its shares will have any value even if a combination is completed or a business originated.

     Renegade's officers and directors, who serve only on a part-time basis, have had limited experience in the business activities contemplated by Renegade, yet Renegade will be solely dependent on them. Renegade lacks the funds or other incentive to hire full-time experienced management. Each of Renegade's management members has other employment or business interests to which he devotes his primary attention and will continue to do so, devoting time to Renegade only on an as-needed basis. Moreover, members of management are involved in other companies also seeking to engage in a combination, and conflicts of interest could arise in the event they come across a desirable combination candidate. No assurance exists that all or any such conflicts will be resolved in favor of Renegade.

     After completion of a combination, the current shareholders of Renegade may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by Renegade almost certainly will require its existing management and board members to resign, thus shareholders have no way of knowing what persons ultimately will direct Renegade and may not have an effective voice in their selection.

STATE SECURITIES LAWS CONSIDERATIONS

     Section 18 of the Securities Act of 1933, as amended in 1996, provides that no law, rule, regulation, order or administrative action of any state may require registration or qualification of securities or securities transactions that involve the sale of a "covered security." The term "covered security" is defined in Section 18 to include among other things transactions by "any person not an issuer, underwriter or dealer," (in other words, secondary transactions in securities already outstanding) that are exempted from registration by
Section 4(1) of the Securities Act of 1933, provided the issuer of the security is a "reporting company," meaning that it files reports with the SEC pursuant to
Section 13 or 15(d) of the Exchange Act.

     Section 18 as amended preserves the authority of the states to require certain limited notice filings by issuers and to collect fees as to certain categories of covered securities, specifically including Section 4(1) secondary transactions in the securities of reporting companies. Section 18 expressly provides, however, that a state may not "directly or indirectly prohibit, limit, or impose conditions based on the merits of such offering or issuer, upon the offer or sale of any (covered) security." This provision prohibits states from requiring registration or qualification of securities of an Exchange Act reporting company which is current in its filings with the SEC.

     The states generally are free to enact legislation or adopt rules that prohibit secondary trading in the securities of "blank check" companies like Renegade. Section 18, however, of the Act preempts state law as to covered securities of reporting companies. Thus, while the states may require certain limited notice filings and payment of filing fees by Renegade as a precondition to secondary trading of its shares in those states, they cannot, so long as Renegade is a reporting issuer, prohibit, limit or condition trading in Renegade's securities based on the fact that Renegade is or ever was a blank check company. Renegade will comply with such state limited notice filings as may be necessary in regard to secondary trading. At this time, Renegade's stock is not actively traded in any market, and an active market in its common stock is not expected to arise, if ever, until after completion of a business combination.

NO INVESTMENT COMPANY ACT REGULATION

     Prior to completing a combination, Renegade will not engage in the business of investing or reinvesting in, or owning, holding or trading in securities, or otherwise engaging in activities which would cause it to be classified as an "investment company" under the 1940 Act. To avoid becoming an investment company, not more than 40% of the value of Renegade's assets (excluding government securities and cash and cash equivalents) may consist of "investment securities," which is defined to include all securities other than U.S. government securities and securities of majority-owned subsidiaries. Because Renegade will not own less than a majority of any assets or business acquired, it will not be regulated as an investment company. Renegade will not pursue any combination unless it will result in Renegade owning at least a majority interest in the business acquired.

COMPETITION

     Renegade will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which Renegade, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than Renegade's Management. Moreover, Renegade also will be competing with numerous other blank check companies for such opportunities.

EMPLOYEES

     Renegade has no full-time employees, and its only employees currently are its officers. It is not expected that Renegade will have additional full-time or other employees except as a result of completing a combination.


Item 2.   DESCRIPTION OF PROPERTY.

     Renegade neither owns nor leases any real estate or other properties. Renegade's offices are located in the offices of Brasher and Company, counsel to the Company, and are provided at no charge. This arrangement will continue and is believed to be adequate for Renegade's needs until Renegade completes an acquisition of an operating business, in which latter event the offices of Renegade undoubtedly will be the same as those of the acquired company.


Item 3.   LEGAL PROCEEDINGS.

     There are no legal proceedings which are pending or have been threatened against Renegade or any officer, director or control person of which management is aware.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 1999, and no meeting of shareholders was held.

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

PRICE RANGE OF COMMON STOCK

     During the fiscal year ended December 31, 1999, the Common Shares were quoted under symbol "RDVN" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., but few transactions have taken place, and there is no market for the Common Shares at this time. The common shares are quoted at a bid price of $.01, with no asked price.

     There currently is no public market for Renegade's common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Unless and until Renegade's common shares are quoted on the NASDAQ system or listed on a national securities exchange, it is likely that the common shares will be defined as "penny stocks" under the Exchange Act and SEC rules thereunder. The Exchange Act and penny stock rules generally impose additional sales practice and disclosure requirements upon broker-dealers who sell penny stocks to persons other than certain "accredited investors" (generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse) or in transactions not recommended by the broker-dealer.

     For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Renegade's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Renegade's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.

HOLDERS

     Renegade had approximately 51 shareholders of record as of December 31, 1999, which number may not include shareholders whose shares are held in street or nominee names.

DIVIDENDS

     Renegade does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on Renegade's earnings (if any) and its cash requirements at that time.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN of OPERATION

     Renegade is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination.. Renegade will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Renegade will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth.

This plan of operation has been adopted in order to attempt to create value for Renegade's shareholders. For further information on Renegade's plan of operation and business, see PART I, Item 1 above.

     Renegade does not intend to do any product research or development. Renegade does not expect to buy or sell any real estate, plant or equipment except as such a purchase might occur by way of a business combination that is structured as an asset purchase, and no such asset purchase currently is anticipated. Similarly, Renegade does not expect to add additional employees or any full-time employees except as a result of completing a business combination, and any such employees likely will be persons already then employed by the company acquired.

RESULTS OF OPERATIONS

     1999. For the year ended December 31, 1999, Renegade had no revenues and incurred a net loss of $10,076 as compared to a net loss of $7,997 for the year ended December 31, 1998. Expenses in calendar 1999 related primarily to miscellaneous filing fees, accounting fees and legal fees, as they did in 1998.

     1998. For the year ended December 31, 1998, Renegade had no revenues and incurred a net loss of $7,997 as compared to a net loss of $46,246 for the year ended December 31, 1997. Expenses in calendar 1998 related primarily to miscellaneous filing fees, accounting fees and legal fees, as they did in 1997.

LIQUIDITY and CAPITAL RESOURCES

Renegade had $8,855 in cash on hand at December 31, 1999 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Renegade has accumulated a deficit (net loss) of $101,374. Renegade has debts totalling $47,104, principally fees owed to its legal counsel for services rendered.

     Renegade has no commitment for any capital expenditure and foresees none. However, Renegade will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Renegade's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2000. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

     Renegade's current management and its counsel have informally agreed to continue rendering services to Renegade and to not demand payment of sums owed unless and until Renegade completes an acquisition. The terms of any such payment will have to be negotiated with the principals of any business acquired. The existence and amounts of Renegade debt may make it more difficult to complete, or prevent completion of, a desirable acquisition. In addition, offices are provided to Renegade without charge.

     Renegade will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Renegade is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Renegade believes that management members or shareholders will loan funds to Renegade as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Renegade, however, and it is not certain they will always want or be financially able to do so. Renegade shareholders and management members who advance money to Renegade to cover operating expenses will expect to be reimbursed, either by Renegade or by the company acquired, prior to or at the time of completing a combination. Renegade has no intention of borrowing money to reimburse or pay salaries to any Renegade officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Renegade to raise capital, although sales of securities may be necessary to obtain needed funds. Renegade's current management and its counsel have agreed to continue their services to Renegade and to accrue sums owed them for services and expenses and expect payment reimbursement only

     Should existing management or shareholders refuse to advance needed funds, however, Renegade would be forced to turn to outside parties to either loan money to Renegade or buy Renegade securities. There is no assurance whatever that Renegade will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to Renegade, including among others:

     (1) failure to make timely filings with the SEC as required by the Exchange Act, which also probably would result in suspension of trading or quotation in Renegade's stock and could result in fines and penalties to Renegade under the Exchange Act;

     (2) curtailing or eliminating Renegade's ability to locate and perform suitable investigations of potential acquisitions; or

     (3) inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

     Renegade hopes to require potential candidate companies to deposit funds with Renegade that it can use to defray professional fees and travel, lodging and other due diligence expenses incurred by Renegade's management related to finding and investigating a candidate company and negotiating and consummating a business combination. There is no assurance that any potential candidate will agree to make such a deposit.

YEAR 2000 ISSUES

     Renegade has not suffered any Year 2000 ("Y2K") computer-related problems and does not anticipate that it will suffer any losses as a result of Y2K problems. However, if general economic problems resulting from Y2K issues were to be severe and prolonged, demand for blank check companies such as Renegade could be reduced or eliminated for an unknown period of time. Because Renegade regularly backs up its records and documents maintained on computer, any computer failure should not directly cause Renegade more than a modest inconvenience at worst.

Item 7.   FINANCIAL STATEMENTS.

     The index to the financial statements appears at page 21.



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

IDENTIFICATION of CURRENT
  DIRECTORS and EXECUTIVE OFFICERS

     The persons who serve as directors and executive officers of Renegade, their ages, positions and tenure held in Renegade, are listed below. Each director will serve until the next annual meeting of shareholders, or until their respective successors have been elected and duly qualified. Directors serve one-year terms. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships between any director or executive officer.

      Name             Age                 Position
      ----             ---                 --------

Randy J. Sasaki        41    Director and Chairman of the Board, President,
                             Chief Executive Officer, Chief Financial and
                             Accounting Officer, since April 13, 1994

John D. Brasher Jr.    48    Director since October 29, 1997

Thomas M. Liston       45    Secretary, Treasurer, Director since April 13, 1994


BIOGRAPHICAL INFORMATION

     The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out. None of such persons has ever devoted full time or any significant time to Renegade's business. These persons have agreed to devote only such time to Renegade's business as seems reasonable and necessary from time to time.

     RANDY J. SASAKI. Mr. Sasaki currently is the owner and director of Pacific Consulting Group, Inc., a Nevada corporation headquartered in Newport Beach, California, which provides business consulting services. Formerly, he was engaged as a private consultant by JDK & Associates, Inc., a public relations firm based in Newport Beach, California since mid-1993. From January 1992 to mid-1993, Mr. Sasaki attended Metropolitan State University in Denver, where he was working toward a masters degree in finance. Since 1990 he has been an owner and director of Ceiling Systems BV, a Netherlands company established to market and sublicense patented technology and equipment associated with the renovation of commercial buildings, and from 1989 to 1992, he served as manager of Ceiling Systems, Inc., a corporation headquartered in Denver which developed patented technology used in the renovation of commercial building ceilings. From 1988 to 1989, Mr. Sasaki was sales manager and a minority owner of Manhattan Corporation, a Denver-based company engaged in the business of switching mutual funds, primarily managing retirement plans of United Airlines pilots. In 1985, while working part-time at Continental Airlines as a customer service representative, Mr. Sasaki began trading futures on the New York Futures Exchange for his own account. He and an associate were ranked 12th in the United States during the 1986 U.S. Trading Championship sponsored by and reported Investor's Daily on January 6, 1986, also reported in Barron's and Stocks & Commodities. Mr. Sasaki holds a B.S. degree in Aeronautical Engineering from Metropolitan State College in Denver, Colorado. Mr. Sasaki is a Director and President of Proquest Capital Corporation, a Nevada corporation with a business plan similar to that of Renegade.

     JOHN D. BRASHER JR. Mr. Brasher is an attorney engaged since February 1988 in the practice of law in Denver, Colorado, as proprietor of Brasher & Company and concentrates in the fields of corporate and securities law. From February 1987 to February 1988 he practiced law as a profit-sharing partner in the firm of Pred and Miller, Denver, Colorado, concentrating in corporate and securities law. From August 1982 until February 1987, Mr. Brasher practiced corporate and securities law as an associate and later as a partner of Broadhurst, Brook, Mangham and Hardy, of Lafayette, Louisiana. Mr. Brasher received a B.A. degree in English in 1979, and in 1982 received a law degree (J.D.), both from Louisiana State University. He is admitted to practice in the States of Colorado and Louisiana and is a member of the bar of the United States Supreme Court. He is also CEO and President of CERXnet Incorporated, a public holding company headquartered in Denver, Colorado. Mr. Brasher also is a director and officer of Fontenot Development Corporation, a Louisiana corporation with a business plan similar to that of Renegade.

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

SIGNIFICANT EMPLOYEES

     None, other than officers of Renegade listed above.

POTENTIAL CONFLICTS of INTEREST

     Certain of the Company's officers and directors are now and may in the future from time to time be affiliated with other blank check companies having a similar business plan to that of Renegade ("Affiliated Companies") which may compete directly or indirectly with Renegade. Renegade has not identified a specific business area, industry or industry segment in which it will seek combination candidates. Renegade has made a determination that it will not concentrate its search for combination candidates in any particular business, industry or industry segment, since any such determination is potentially limiting and confers no advantage to Renegade or its shareholders. Certain specific conflicts of interest may include those discussed below.

     1. The interests of any Affiliated Companies from time to time may be inconsistent in some respects with the interests of Renegade. The nature of these conflicts of interest may vary. There may be circumstances in which an Affiliated Company may take advantage of an opportunity that might be suitable for Renegade. Although there can be no assurance that conflicts of interest will not arise or that resolutions of any such conflicts will be made in a manner most favorable to Renegade and its shareholders, the officers and directors of Renegade have a fiduciary responsibility to Renegade and its shareholders and, therefore, must adhere to a standard of good faith and integrity in their dealings with and for Renegade and its shareholders.

     2. The officers and directors of Renegade serve as officers or directors of one or more Affiliated Companies and may serve as officers and directors of other Affiliated Companies in the future. Renegade's officers and directors are required to devote only so much of their time to Renegade's affairs as they deem appropriate, in their sole discretion. As a result, Renegade's officers and directors may have conflicts of interest in allocating their management time, services, and functions among Renegade and any current and future Affiliated Companies which they may serve, as well as any other business ventures in which they are now or may later become involved.

     3. The Affiliated Companies may compete directly or indirectly with that of Renegade for the acquisition of available, desirable combination candidates. There may be factors unique to Renegade or an Affiliated Company which respectively makes it more or less desirable to a potential combination candidate, such as age of the company, name, capitalization, state of incorporation, contents of the articles of incorporation, etc. However, any such direct conflicts are not expected to be resolved through arm's-length negotiation, but rather in the discretion of management. While any such resolution will be made with due regard to the fiduciary duty owed to Renegade and its shareholders, there can be no assurance that all potential conflicts can be resolved in a manner most favorable to Renegade as if no conflicts existed.

Members of Renegade's management who also are members of management of another Affiliated Company will also owe the same fiduciary duty to the shareholders of the other Affiliated Company.

     Should a potential acquisition be equally available to and desirable for both renegade and the Affiliated Companies, no guideline exists for determining which company would make the acquisition. This poses a risk to Renegade shareholders that a desirable acquisition available to Renegade may be made by an Affiliated Company, whose shareholders would instead reap the rewards of the acquisition. An Affiliated Company's shareholders of course face exactly the same risk. Any persons who are officers and directors of both Renegade and an Affiliated Company do not have the sole power (nor the power through stock ownership) to determine which company would acquire a particular acquisition. No time limit exists in which an acquisition may or must be made by Renegade, and there is no assurance when - or if - an acquisition ever will be completed.

     4. Certain conflicts of interest exist and will continue to exist between Renegade and its officers and directors due to the fact that each has other employment or business interests to which he devotes his primary attention. Each officer and director is expected to continue to do so in order to make a living, notwithstanding the fact that management time should be devoted to Renegade's affairs. Renegade has not established policies or procedures for the resolution of current or potential conflicts of interest between Renegade and its management.

     As a practical matter, such potential conflicts could be alleviated only if the Affiliated Companies either are not seeking a combination candidate at the same time as the Company, have already identified a combination candidate, are seeking a combination candidate in a specifically identified business area, or are seeking a combination candidate that would not otherwise meet Renegade's selection criteria. It is likely, however, that the combination criteria of Renegade and any Affiliated Companies will be substantially identical. Ultimately, Renegade's shareholders ultimately must rely on the fiduciary responsibility owed to them by Renegade's officers and directors.

     There can be no assurance that members of management will resolve all conflicts of interest in Renegade's favor. The officers and directors are accountable to Renegade and its shareholders as fiduciaries, which means that they are legally obligated to exercise good faith and integrity in handling Renegade's affairs and in their dealings with Renegade. Failure by them to conduct Renegade's business in its best interests may result in liability to them. The area of fiduciary responsibility is a rapidly developing area of law, and persons who have questions concerning the duties of the officers and directors to Renegade should consult their counsel.

EXCLUSION of DIRECTOR LIABILITY

     Pursuant to the General Corporation Law of Nevada, Renegade's Certificate of Incorporation excludes personal liability on the part of its directors to Renegade for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.


Item 10.   EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     During the year ended December 31, 1999, Renegade paid no cash or cash equivalent compensation to its executive officers and directors. Renegade has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.

COMPENSATION PURSUANT to PLANS

     Renegade President Randy J. Sasaki and Renegade counsel John Brasher each have been granted options until May 4, 2002 to purchase 500,000 shares of Renegade common stock at a price of $.05 per share pursuant to the 1997 Compensatory Stock Option Plan. Otherwise, no director or executive officer has received compensation from Renegade pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan of Renegade, although Renegade anticipates that it will compensate its officers and directors for services to Renegade with stock or options to purchase stock, in lieu of cash.

     Renegade currently has in place an employee stock compensation plan and compensatory stock option plan. Renegade has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted, although other plans may be adopted by new management following completion of a business combination.

EMPLOYEE STOCK COMPENSATION PLAN

     Renegade has adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of Renegade and advisors to Renegade (the "ESC Plan"). Renegade has reserved a maximum of 1,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and Renegade will recognize a compensating deduction at such time. The ESC Plan will be administered by the Board of Directors. No Common Stock has been awarded under the ESC Plan.

COMPENSATORY STOCK OPTION PLAN

     Renegade has adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). Renegade has reserved a maximum of 2,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other CSO Plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Renegade will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan will be administered by the Board of Directors or a committee of directors. Options to purchase an aggregate of 1,000,000 shares of Renegade common stock have been granted under the CSO Plan, as described above.

COMPENSATION OF DIRECTORS

     Renegade has no standard arrangements in place or currently contemplated to compensate Renegade directors for their service as directors or as members of any committee of directors.

EMPLOYMENT CONTRACTS

     No person has entered into any employment or similar contract with Renegade. It is not anticipated that Renegade will enter into any employment or similar contract unless in conjunction with or following completion of a business combination.

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1999, the stock ownership of each officer and director of Renegade, of all officers and directors of Renegade as a group, and of each person known by Renegade to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of Renegade, except as noted.

                                               Amount
   Name and Address of                   Common Stock Owned   Percent of Common
   of Beneficial Owner                      Beneficially      Stock Outstanding
   -------------------                      ------------      -----------------

*Randy J. Sasaki .........................   512,500 (1)             38.8%
      2439 West Coast Highway, Suite 202
      Newport Beach, California 92663

*John D. Brasher Jr. .....................   525,000 (1)             39.7%
      90 Madison Street
      Suite 707
      Denver, Colorado 80206

*Thomas Liston ...........................     -0-                    -0-
      2604 South Xanadu Way
      Aurora, Colorado 80014

      *All directors and executive
      executive officers (3 persons) ..... 1,037,500                 78.5%

     (1) Includes 500,000 shares subject to purchase upon the exercise of options granted under the 1997 Compensatory Stock Option Plan.

     The percentages reflected in the above table were calculated as if all the 1,000,000 stock options had been exercised. The current officers and directors of Renegade may be deemed to be "promoters" or "founders" of Renegade.

CHANGES in CONTROL

     A change of control of Renegade probably will occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of Renegade and in the membership of the board of directors. The extent of any such change of control in ownership or board composition cannot be predicted at this time.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Renegade is not indebted to any current or former officer, director, promoter or control person, except for $46,823 owed to its counsel, director John D. Brasher Jr., for legal services rendered. Renegade has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to Renegade, loan money or otherwise provide funds to Renegade, although management expects that one or more of such persons may make funds available to Renegade in the event of need to cover operating expenses.

     No officer, director or employee of Renegade or its predecessor received a salary of $60,000 or more in 1999 or 1998. There were no transactions, or series of transactions, for the years ended December 31, 1999 or 1998, nor are there any currently proposed transactions, or series of transactions, to which Renegade is (or Renegade or its predecessor was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Renegade any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, Renegade will furnish any exhibit indicated in the list below as filed with report upon payment to Renegade of its expenses in furnishing the information.

     3.1 Articles of Incorporation of Renegade Venture Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file No. 33-30476 dated August 11,
          1989 ........................................................    1

     3.2  Bylaws of Renegade Venture Corporation, incorporated by reference to Exhibit 3.2 to registration statement on form
          S-18, file No. 33-30476 dated August 11, 1989 ...............    1

     3.5 Amendment to Articles of Incorporation of Renegade Venture Corporation, incorporated by reference from Exhibit 3.5 to
          Form 8-K dated August 16, 1996 ..............................    1

     3.6 Articles and Certificate of Merger dated September 18, 1997, between Renegade Venture Corporation and Renegade Venture
          (Nev.) Corporation, a Nevada corporation, with Merger
          Agreement attached thereto as Exhibit A, incorporated by
          reference to Exhibit 2.1 to Form 8-K dated October 2, 1997 ..    1

     3.7  Certificate of Incorporation of Renegade Venture (Nev.)
          Corporation, incorporated by reference to Exhibit 3.1 to
          Form 8-K dated October 2, 1997 ..............................    1

     3.8  Bylaws of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.2 to Form 8-K dated October 2,
          1997 ........................................................    1

     4.1  Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement of Form S-18, file
          No. 33-30476 dated August 11, 1989 ..........................    1

     10.1 1997 Compensatory Stock Option Plan, incorporated by
          reference to Exhibit 10.1 to Form 8-K dated October 2, 1997 .    1

     10.2 1997 Employee Stock Compensation Plan, incorporated by
          reference to Exhibit 10.2 to Form 8-K dated October 2, 1997 .    1

     10.3 Common Stock Option granted to Randy J. Sasaki ..............    2

     10.4 Common Stock Option granted to John D. Brasher Jr. ..........    2

     27   Financial Data Schedule .....................................    2

          1 - Incorporated by reference to another registration statement, report or document.

          2    - Included as part of this Report.

     (b) Reports on Form 8-K. NONE


Index to Financial Statements:


     INDEPENDENT AUDITOR's REPORT .........................................  F-1

     BALANCE SHEET as of December 31, 1999 ................................  F-2

     STATEMENTS OF OPERATIONS for years ended
      December 31, 1999 and 1998 and from Inception
      (February 13, 1989) through December 31, 1999 .......................  F-3


     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      from Inception (February 13, 1989) through
      December 31, 1999 ...................................................  F-4


     STATEMENTS OF CASH FLOWS for years ended
      December 31, 1999 and 1998 and from Inception
      (February 13, 1989) through December 31, 1999  ......................  F-5

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ...........................  F-6

     NOTES TO FINANCIAL STATEMENTS ........................................  F-6

                      RENEGADE VENTURE (NEV.) CORPORATION
                         (a development stage company)

                              FINANCIAL STATEMENTS

                               DECEMBER 31, 1999



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


          Statement of Cash Flows                                 F-5

          Notes to the Financial Statements                       F-6

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT





To the Board of Directors
Renegade Venture (Nev.) Corporation
Denver, Colorado



I have audited the accompanying balance sheet of Renegade Venture (Nev.) Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 1999 and 1998, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly the financial position of Renegade Venture (Nev.) Corporation as of December 31, 1999 and the results of its operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 1999 and 1998, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 1999 in conformity with generally accepted accounting principles.




/s/ Brian J. Wilcomb, CPA, P.C.
-------------------------------
Brian J. Wilcomb, CPA, P.C.                          January 12, 2000
Louisville, Colorado

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 1999




                    ASSETS
                    ------



CURRENT ASSETS:
  Cash held by trustee                                                $   8,855
                                                                      ---------


TOTAL ASSETS                                                          $   8,855
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------



CURRENT LIABILITIES:
  Accounts payable (note 2)                                           $  47,104
                                                                      ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock (note 3), .001 par value,
   50,000,000 shares authorized, 320,000
   shares issued and outstanding                                            320

  Additional paid-in capital                                             62,805

  Preferred stock (note 3), .001 par value,
   5,000,000 shares authorized, no shares
   issued or outstanding                                                   --

  Deficit accumulated during
   development stage                                                   (101,374)
                                                                      ---------
            Stockholders' Equity (Deficit)                              (38,249)
                                                                      ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                      $   8,855
                                                                      =========


    The accompanying notes are an integral part of this financial statement.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                             STATEMENT OF OPERATIONS


                                        Year Ended         Period From Inception
                                       December 31,         (February 13, 1989)
                                   1999             1998    to December 31, 1999
                                   ----             ----    --------------------


REVENUE                          $       0       $       0       $       0
                                 ---------       ---------       ---------

EXPENSES:
  Legal and accounting               8,590           6,720          76,508
  Stock transfer and
     promotion                       1,166             958          25,876
  Office and postage                   320             319           5,284
  Amortization                        --              --             1,760
                                 ---------       ---------       ---------
   Total expenses                   10,076           7,997         109,428
                                 ---------       ---------       ---------
   Loss from operations            (10,076)         (7,997)       (109,428)
                                 ---------       ---------       ---------
OTHER INCOME (EXPENSE):
  Interest income                     --              --             8,054
                                 ---------       ---------       ---------

NET LOSS INCURRED DURING
  DEVELOPMENT STAGE              ($ 10,076)      ($  7,997)      ($101,374)
                                 =========       =========       =========


NET LOSS PER SHARE (a)           ($   0.03)      ($   0.02)      ($   0.34)
                                 =========       =========       =========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                     320,000         320,000         301,427
                                 =========       =========       =========

DIVIDENDS DECLARED
   PER SHARE                          --              --              --
                                 =========       =========       =========


    The accompanying notes are an integral part of this financial statement.


                            RENEGADE VENTURE (NEV.) CORPORATION
                               (a development stage company)
                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   PERIOD FROM INCEPTION
                                    (FEBRUARY 13, 1989)
                                   TO DECEMBER 31, 1998


                                                                         Deficit
                                                                       Accumulated
                                       Common stock                      During
                                   No. of Shs                Paid-in   Development
                                    (000's)     Dollars      Capital      Stage        Total
                                    -------     -------      -------      -----        -----
Issuance of common
  stock, net of
  issuance costs                     32,000    $   3,200    $  59,925                $  63,125

Reverse stock-split
  August 9, 1996 -
   Cancel outstanding
    shares                          (32,000)
   Issue replacement
    shares                              320

Eliminate par value
  August 9, 1996                                  59,925      (59,925)                    --

Reinstate par value upon
  redomiciliation to Nevada                      (62,805)      62,805                     --

Loss for the period from
  inception (February 13, 1989)
  to December 31, 1997                                                  ($ 83,301)   ($ 83,301)
                                  ---------    ---------    ---------   ---------    ---------
Balance -
  December 31, 1997                     320          320       62,805     (83,301)     (20,176)

Loss for the period ended
  December 31, 1998                                                        (7,997)      (7,997)
                                  ---------    ---------    ---------   ---------    ---------
Balance -
  December 31, 1998                     320          320       62,805     (91,298)     (28,173)

Loss for the period ended
  December 31, 1999                                                       (10,076)     (10,076)
                                  ---------    ---------    ---------   ---------    ---------
Balance -
  December 31, 1999                     320    $     320    $  62,805   ($101,374)   ($ 38,249)
                                  =========    =========    =========   =========    =========


         The accompanying notes are an integral part of this financial statement.



                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                             STATEMENT OF CASH FLOWS



                                            Year Ended     Period From Inception
                                           December 31,     (February 13, 1989)
                                        1999          1998  to December 31, 1999
                                        ----          ----  --------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net Loss                           ($ 10,076)    ($  7,997)    ($101,374)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Amortization                          --            --           1,760
    Increase in accounts payable         6,031         3,269        47,104
                                     ---------     ---------     ---------
  Net cash used by operating
     activities                         (4,045)       (4,728)      (52,510)
                                     ---------     ---------     ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net proceeds from issuance of
   common stock                           --            --          63,125
                                     ---------     ---------     ---------
  Net cash provided by
     financing activities                    0             0        63,125
                                     ---------     ---------     ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Organization costs incurred             --            --          (1,760)
                                     ---------     ---------     ---------
  Net cash used by
     investing activities                    0             0        (1,760)
                                     ---------     ---------     ---------

NET INCREASE (DECREASE)
 IN CASH                                (4,045)       (4,728)        8,855

CASH AND CASH EQUIVALENTS -
  BEGINNING OF PERIOD                   12,900        17,628             0
                                     ---------     ---------     ---------
CASH AND CASH EQUIVALENTS -
  END OF PERIOD                      $   8,855     $  12,900     $   8,855
                                     =========     =========     =========



    The accompanying notes are an integral part of this financial statement.

                       RENEGADE VENTURE (Nev.) CORPORATION
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. General and Summary of Significant Accounting Policies
---------------------------------------------------------

Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation, (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. Through December 31, 1999 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

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

-------------------------------------

Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the company for the use of this office space. During 1999 and 1998, this director charged the Company $5,500 and $2,950, respectively, for legal services performed during each year. All of these fees are unpaid and included in accounts payable the accompanying financial statements. Of the accounts payable totals included on the financial statements, $46,823 and $41,073 was due to this director for legal fees and related expenses as of December 31, 1999 and 1998, respectively. This director does not intend to be paid for these fees and expenses from the Company's current operating capital.


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

Effective August 9, 1996 the Company's articles of incorporation were amended, making several changes affecting common stock. A reverse-stock split was approved, whereby 100 shares of the original common stock were replaced with one share of common stock. This action reduced the number of outstanding common shares from 3,200,000 to 320,000. The par value of the common stock was changed from $.0001 to no par value. What was formerly reported as "Additional paid-in capital" which totaled $59,925 was reclassified as common stock.

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

On May 5, 1999, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. The option price is $.05 per share and the options expire May 4, 2002. As of December 31, 1999, no common shares of stock under the Employee Stock Compensatory Plan had been issued.

During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the new corporation.


4. Income Taxes
---------------

The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $20,000 consisting of the tax effects of net operating loss carryforwards. As of December 31, 1999, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized.

At December 31, 1999, the Company has a net operating loss carryforward of approximately $100,000 which expires between the years ended December 31, 2005 and 2015.

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

Date:  February 29, 2000
                                          RENEGADE VENTURE (NEV.) CORPORATION




                                          By      /s/ Randy J. Sasaki
                                          --------------------------------------
                                               Randy J. Sasaki, President,
                                                Chief Executive Officer,
                                          Chief Financial and Accounting Officer




     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                                   Title                         Date
----                                   -----                         ----



/s/ Randy J. Sasaki          Director, President, Chief            2/29/2000
-------------------          Executive Officer, Chief
Randy J. Sasaki              Financial Officer, Chief
                             Accounting Officer

/s/ Thomas Liston            Secretary, Director                   2/29/2000
-----------------
Thomas Liston



/s/ John D. Brasher Jr.      Director                              2/29/2000
-----------------------
John D. Brasher Jr.