Form 10QSB
period 2000-03-31
RENEGADE VENTURE NEV CORP
filed 2000-05-15
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended March 31, 2000                  Commission File No. 33-30476-D


                       RENEGADE VENTURE (NEV.) CORPORATION
             (Exact name of Registrant as specified in its charter)


          NEVADA                                               84-1108499
  (State or other jurisdiction of                       (I.R.S. Empl. Ident No.)
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

                             Yes  X           No
                                 ---             ---

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2000 are as follows:


        Class of Securities                               Shares Outstanding
     --------------------------                           ------------------
   Common Stock, $.001 par value                                320,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2000 (Unaudited) and December 31, 1999 ......   3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2000 and 1999 and
            Cumulative from inception (February 13, 1989) through
            March 31, 2000................................................  4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2000 and 1999 and
            Cumulative from inception (February 13, 1989) through
            March 31, 2000................................................  5

            Notes to Financial Statements (Unaudited).....................  6


Item 2.     Management's Discussion and Analysis or Plan of Operation ....  8


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .............................  10


            Signatures....................................................  11

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                          March 31,     Dec. 31,
                                                            2000         1999
                                                            ----         ----
                                                         (Unaudited)   (Audited)
                  ASSETS

CURRENT ASSETS
Cash                                                     $     358    $   8,855
                                                         ---------    ---------


Total Current Assets                                           358        8,855
                                                         ---------    ---------


TOTAL ASSETS                                                   358        8,855
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                       $  49,421    $  47,104
                                                         ---------    ---------


Total Liabilities                                           49,421       47,104
                                                         ---------    ---------


STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                                 --           --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                            320          320

  Additional paid-in capital                                62,805       62,805

  Deficit accumulated during the
    development stage                                     (112,188)    (101,374)
                                                         ---------    ---------

Total Stockholders' Equity (Deficit)                       (49,063)     (38,249)
                                                         ---------    ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                         $     358    $   8,855
                                                         =========    =========


                 See accompanying notes to financial statements.



                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                        Cumulative from
                                           For The Three Months Ended      inception
                                           --------------------------    (Feb 13, 1989)
                                            March 31,       March 31,        through
                                            ---------       ---------       March 31,
                                               2000            1999            2000
                                            ---------       ---------       ---------
Revenues                                    $       0       $       0       $       0
                                            ---------       ---------       ---------

Costs and Expenses:
  Legal and accounting services                 4,897           3,772          81,405
  Stock transfer and promotion                  1,025             500          26,901
  Office and postage                                0               0           5,284
  Amortization                                      0               0           1,760
  Registration Fee                              4,892               0           4,892
                                            ---------       ---------       ---------
Total Expenses                                (10,814)          4,272         120,242
                                            ---------       ---------       ---------

Loss from operations                          (10,814)         (4,272)       (120,242)
                                            ---------       ---------       ---------

Other Income
  Interest income                                   0               0           8,054
                                            ---------       ---------       ---------

Net Loss Incurred during
  Development Stage                         $ (10,814)      $  (4,272)      $(112,188)
                                            =========       =========       =========

Net Loss per common share                   ($   0.03)      ($   0.01)      ($   0.35)
                                            =========       =========       =========

Weighted average shares outstanding           320,000         320,000         320,000
                                            =========       =========       =========
Dividends declared per common
  share                                     $       0       $       0       $       0
                                            =========       =========       =========


                 See accompanying notes to financial statements

                                        4

                            RENEGADE VENTURE (NEV.) CORPORATION
                               (A Development Stage Company)
                                 Statements of Cash Flows
                                        (Unaudited)


                                                                             Cumulative from
                                                  For the Three Months Ended    inception
                                                  --------------------------  (Feb.13, 1989)
                                                   March 31,       March 31,      through
                                                   ---------       ---------     March 31,
                                                      2000            1999          2000
                                                   ---------       ---------     ---------
Cash flow operating activities
  Net loss                                         $ (10,814)      $  (4,272)    $(112,188)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization                                           0               0         1,760
    Increase (decrease) in
      accounts payable                                 2,317           1,572        49,421


Net cash provided by (used In)                          --              --            --
  operating activities                                (8,497)         (2,700)      (61,007)

Cash flow from investing activities

  Organization costs incurred                              0               0        (1,760)
                                                   ---------       ---------     ---------
Cash flows from financing activities

 Net proceeds from issuance of
    common stock                                           0               0        63,125
                                                   ---------       ---------     ---------

Net increase (decrease) in cash                       (8,497)         (2,700)          358

Cash and cash equivalents at beg. period               8,855          12,900             0
                                                   ---------       ---------     ---------

Cash and cash equivalents at end of period         $     358       $  10,200     $     358
                                                   =========       =========     =========


                      See accompanying notes to financial statements.

                                             5

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

     During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse-stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of March 31, 2000, no common shares have been issued under the 1997 Employee Stock Compensation Plan. On May 5, 1999, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. The option price is $.05 per share and the options expire May 4, 2002.

     During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of the 320,000 post-reverse split shares of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the Nevada corporation.

4.   Related Party Transactions

     Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the Company for the use of this office space. During the first quarter of 2000, this director charged the Company $2,598 for legal services performed during the first quarter. During 1999 and 1998, this director charged the Company $46,823 and $41,073, respectively, for legal services preformed during the year. All of these fees are unpaid and included in accounts payable in the accompanying financial statements. The remaining balance in accounts payable for the first quarter of 2000, and the years 1999 and 1998 includes expenses incurred by this director on behalf of the Company. This director does not intend to be paid for these fees and expenses from the Company's current operating capital.

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

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $27,000 consisting of the tax effects of net operating loss carryforwards. As of March 31, 2000, a valuation allowance equal to the net deferred tax asset recognized has not been recorded, as it was determined that the deferred tax asset may never be realized.

     At March 31, 2000, the Company has a net operating loss carryforward of approximately $112,000 which expires between the years ended December 31, 2006 and 2015.

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

     COMPETITION. Renegade will be in direct competition with many entities in its efforts to locate suitable business opportunities. Included in the competition will be business development companies, venture capital partnerships and corporations, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management and management consultant firms and private individual investors. Most of these entities will possess greater financial resources and will be able to assume greater risks than those which Renegade, with its limited capital, could consider. Many of these competing entities will also possess significantly greater experience and contacts than Renegade's Management. Moreover, Renegade also will be competing with numerous other blank check companies for such opportunities.

     EMPLOYEES. Renegade has no full-time employees, and its only employees currently are its officers. It is not expected that Renegade will have additional full-time or other employees except as a result of completing a combination.

     RESULTS OF OPERATIONS

     FIRST QUARTER 2000. During the quarter ended March 31, 2000, the first quarter of the year, the Company incurred a net loss of $10,814. Expenses for the first quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     FIRST QUARTER 1999. During the quarter ended March 31, 1999, the Company had no revenues and incurred a net loss of $4,272. Expenses for the first quarter of 1999 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.. The Company paid no rent or salaries during the first quarter of 1999.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $358 cash on hand at the end of the first quarter. The Company has, since inception, accumulated a deficit (net loss) of $112,188.

     Renegade has no commitment for any capital expenditure and foresees none. However, Renegade will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Renegade's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending March 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

YEAR 2000 ISSUES

     Renegade has not suffered any Y2K related problems and does not anticipate that it will suffer any losses as a result of Y2K problems. However, if general economic problems resulting from Y2K issues were to be severe and prolonged (which apparently won't be the case), demand for blank check companies such as Renegade could be reduced or eliminated for an unknown period of time. Because Renegade regularly backs up its records and documents maintained on computer, any computer failure should not directly cause Renegade more than a modest inconvenience at worst.

Item 6.    Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS. Exhibit 27 - Financial Data Schedule.

          (b)  REPORTS ON FORM 8-K. None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: May 9, 2000
                                        RENEGADE VENTURE (NEV.) CORPORATION



                                        By /s/ Randy J. Sasaki
                                        ----------------------
                                        Randy J. Sasaki, Chief Executive Officer
                                              and Chief Financial Officer