Form 10QSB
period 2000-06-30
RENEGADE VENTURE NEV CORP
filed 2000-08-08
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30, 2000                   Commission File No. 33-30476-D


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

           Yes   X           No
               -----            ------

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2000 are as follows:


         Class of Securities                           Shares Outstanding
         -------------------                           ------------------
    Common Stock, $.001 par value                            320,000

                                      INDEX
                                                                         Page of
                                                                         Report
                                                                         ------

         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Balance Sheets:

         As of June 30, 2000 (Unaudited) and December 31, 1999............   3

         Statements of Operations (Unaudited):

         For the six months ended June 30, 2000 and 1999
         and Cumulative from inception (February 13, 1989)
         through June 30, 2000............................................   4

         Comparison of quarter ended June 30, 2000
         with quarter ended June 30, 1999 ................................   5

         Statements of Cash Flows (Unaudited):

         For the six months ended June 30, 2000 and 1999
         and Cumulative from inception (February 13, 1989)
         through June 30, 2000............................................   6

         Notes to Financial Statements (Unaudited) .......................   7


Item 2.  Management's Discussion and Analysis or Plan of Operation .......   9


         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ................................  11


         Signatures ......................................................  12

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                         June 30,     Dec. 31,
                                                            2000        1999
                                                         ---------    ---------
                                                        (Unaudited)   (Audited)
                      ASSETS

CURRENT ASSETS
  Cash                                                   $     493    $   8,855
                                                         ---------    ---------

Total Current Assets                                           493        8,855
                                                         ---------    ---------


TOTAL ASSETS                                                   493        8,855
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                       $  51,487    $  47,104
                                                         ---------    ---------

Total Liabilities                                           51,487       47,104
                                                         ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                                 --           --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                            320          320

  Additional paid-in capital                                62,805       62,805

  Deficit accumulated during the
    development stage                                     (114,119)    (101,374)
                                                         ---------    ---------

Total  Stockholders' Equity (Deficit)                      (50,994)     (38,249)
                                                         ---------    ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                         $     493    $   8,855
                                                         =========    =========


                See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                 Cumulative from
                                        For The Six Months Ended    inception
                                        ------------------------ (Feb. 13, 1989)
                                          June 30,     June 30,      through
                                          --------     --------      June 30,
                                            2000         1999          2000
                                            ----         ----          ----

Revenues                                 $       0    $       0    $       0
                                         ---------    ---------    ---------


Costs and Expenses:
  Legal and accounting services              6,397        5,521       82,905
  Stock transfer and promotion               5,757          500       31,633
  Office and postage                           591            0        5,875
  Amortization                                   0            0        1,760
                                         ---------    ---------    ---------

Total Expenses                             (12,745)       6,021      122,173
                                         ---------    ---------    ---------


Loss from operations                       (12,745)      (6,021)    (122,173)
                                         ---------    ---------    ---------


Other Income
  Interest income                                0            0        8,054
                                         ---------    ---------    ---------

Net Loss Incurred during
  Development Stage                      $ (12,745)   $  (6,021)   $(114,119)
                                         =========    =========    =========


Net Loss per common share                ($   0.04)   ($   0.02)   ($   0.38)
                                         =========    =========    =========


Weighted average shares outstanding        320,000      320,000      302,235
                                         =========    =========    =========

Dividends declared per common
  share                                  $       0    $       0    $       0
                                         =========    =========    =========



                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                    Comparison of Quarter Ended June 30, 2000
                        with Quarter Ended June 30, 1999
                                   (Unaudited)



                                          For the 2nd Quarter Ended,
                                                  June 30,
                                                  --------
                                             2000          1999       Difference
                                             ----          ----       ----------

Revenue                                    $   -0-       $   -0-       $   -0-
                                           =======       =======       =======

Cost, Expenses:

  Legal and accounting                       1,500         1,749          (249)

  Stock transfer and promotion                 365          --             365

  Office and postage                            66          --              66
                                           -------       -------       -------

Total expenses                               1,931         1,749           182
                                           -------       -------       -------


  Net Loss                                 $(1,931)      $(1,749)      $  (182)
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


                              RENEGADE VENTURE (NEV.) CORPORATION
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                                          (Unaudited)


                                                                                Cumulative from
                                                 For The Six Months Ended          inception
                                                --------------------------       (Feb. 13, 1989)
                                                June 30,          June 30,          through
                                                --------          --------          June 30,
                                                  2000              1999              2000
                                                  ----              ----              ----
Cash flow operating activities
  Net loss                                     $ (12,745)        $  (6,021)        $(114,119)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization                                       0                 0             1,760
    Increase (decrease) in
      accounts payable                             4,383             2,634            51,487
                                               ---------         ---------         ---------

Net cash provided by (used In)
  operating activities                            (8,362)           (3,387)          (60,872)


Cash flow from investing activities

  Organization costs incurred                          0                 0            (1,760)
                                               ---------         ---------         ---------

Cash flows from financing activities

 Net proceeds from issuance of
    common stock                                       0                 0            63,125
                                               ---------         ---------         ---------


Net increase (decrease) in cash                   (8,362)           (3,387)              493

Cash and cash equivalents at beg. period           8,855            12,900                 0
                                               ---------         ---------         ---------


Cash and cash equivalents at end of period     $     493         $   9,513         $     493
                                               =========         =========         =========


                        See accompanying notes to financial statements.

                                              6

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2000


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

     During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse- stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of June 30, 2000, no common shares have been issued under the 1997 Employee Stock Compensation Plan. On May 5, 1999, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. The option price is $.05 per share and the options expire May 4, 2002.

     During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of the 320,000 post-reverse split shares of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the Nevada corporation.

4.   Related Party Transactions

     Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the Company for the use of this office space. During the second quarter of 2000, this director charged the Company $1,566 for legal services performed during the second quarter. During 1999 and 1998, this director charged the Company $5,500 and $2,950, respectively, for legal services performed during the year. All of these fees are unpaid and included in accounts payable in the accompanying financial statements. The remaining balance in accounts payable for the second quarter of 2000, and the years 1999 and 1998 includes expenses incurred by this director on behalf of the Company. This director does not intend to be paid for these fees and expenses from the Company's current operating capital.

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

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $22,800 consisting of the tax effects of net operating loss carryforwards. As of June 30, 2000, a valuation allowance equal to the net deferred tax asset recognized has not been recorded, as it was determined that the deferred tax asset may never be realized. At June 30, 2000, the Company has a net operating loss carryforward of approximately $114,119 which expires between the years ended December 31, 2006 and 2015.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

     BACKGROUND. Renegade Venture Corporation was incorporated in the state of Colorado on February 13, 1989. On August 9, 1996, a 1:100 reverse-stock split was approved, in which each of the 32,000,000 shares of original common stock outstanding were changed into 320,000 shares of common stock. On September 22, 1997, it was redomiciled to the state of Nevada by merging into its wholly owned subsidiary Renegade Venture (Nev.) Corporation ("Company"), a Nevada corporation, which now is the name of the Company. The merger effected a 1:1 stock exchange, where the 320,000 outstanding shares of common stock, no par value, of Renegade Venture Corporation were exchanged for 320,000 shares of common stock, $.001 par value, of the Company.

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

     RESULTS OF OPERATIONS

     SECOND QUARTER 2000. During the quarter ended June 30, 2000, the second quarter of the year, the Company incurred a net loss of $1,931. Expenses for the second quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     SECOND QUARTER 1999. During the quarter ended June 30, 1999, the Company had no revenues and incurred a net loss of $1,749. Expenses for the second quarter of 1999 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.. The Company paid no rent or salaries during the second quarter of 1999.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $493 cash on hand at the end of the second quarter. The Company has, since inception, accumulated a deficit (net loss) of $114,119.

     Renegade has no commitment for any capital expenditure and foresees none. However, Renegade will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Renegade's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal quarter ending June 30, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

     Renegade will only be able to pay its future debts and meet operating expenses by raising additional funds, acquiring a profitable company or otherwise generating positive cash flow. As a practical matter, Renegade is unlikely to generate positive cash flow by any means other than acquiring a company with such cash flow. Renegade believes that management members or shareholders will loan funds to Renegade as needed for operations prior to completion of an acquisition. Management and the shareholders are not obligated to provide funds to Renegade, however, and it is not certain they will always want or be financially able to do so. Renegade shareholders and management members who advance money to Renegade to cover operating expenses will expect to be reimbursed, either by Renegade or by the company acquired, prior to or at the time of completing a combination. Renegade has no intention of borrowing money to reimburse or pay salaries to any Renegade officer, director or shareholder or their affiliates. There currently are no plans to sell additional securities of Renegade to raise capital, although sales of securities may be necessary to obtain needed funds. Renegade's current management and its counsel have agreed to continue their services to Renegade and to accrue sums owed them for services and expenses and expect payment reimbursement only.

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

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

     (a)  EXHIBITS. Exhibit 27 - Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K. None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 10, 2000
                                        RENEGADE VENTURE (NEV.) CORPORATION



                                        By: /s/ Randy J. Sasaki
                                        -----------------------
                                        Randy J. Sasaki, Chief Executive Officer
                                        and Chief Financial Officer