Form 10QSB
period 2000-09-30
RENEGADE VENTURE NEV CORP
filed 2000-11-13
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


    For Quarter Ended September 30, 2000         Commission File No. 0-28575


                       RENEGADE VENTURE (NEV.) CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                NEVADA                                     84-1108499
     -----------------------------                   -----------------------
    (State or other jurisdiction of                 (I.R.S. Empl. Ident. No.)
     incorporation or organization)


     90 Madison Street, Suite 707
            Denver, Colorado                                    80206
 --------------------------------------                        --------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (303) 355-3000
               --------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                   Yes  X  No
                      -----  -----

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2000 are as follows:


                   Class of Securities                 Shares Outstanding
             -------------------------------           ------------------
              Common Stock, $.001 par value                  320,000

                                      INDEX
                                                                        Page of
                                                                         Report
                                                                         ------
            PART I.     FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of September 30, 2000 (Unaudited) and December 31, 1999 ...  3

            Statements of Operations (Unaudited):

            For the nine months ended September 30, 2000 and 1999
            and Cumulative from inception (February 13, 1989)
            through September 30, 2000....................................  4

            Comparison of three months ended September 30, 2000
            with three months ended September 30, 1999 ...................  5

            Statements of Cash Flows (Unaudited):

            For the nine months ended September 30, 2000 and 1999
            and Cumulative from inception (February 13, 1989)
            through September 30, 2000....................................  6

            Notes to Financial Statements (Unaudited) ....................  7


Item 2.     Management's Discussion and Analysis or Plan of Operation ....  9


            PART II.    OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K .............................  11


            Signatures ...................................................  12

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                         Sept. 30,     Dec. 31,
                                                           2000         1999
                                                        ----------    ---------
                                                        (Unaudited)   (Audited)
                    ASSETS

CURRENT ASSETS
  Cash                                                   $       1    $   8,855
                                                         ---------    ---------
Total Current Assets                                             1        8,855
                                                         ---------    ---------
TOTAL ASSETS                                                     1        8,855
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                       $  53,276    $  47,104
                                                         ---------    ---------
Total Liabilities                                           53,276       47,104
                                                         ---------    ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                                 --           --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                            320          320

  Additional paid-in capital                                62,805       62,805

  Deficit accumulated during the
    development stage                                     (116,400)    (101,374)
                                                         ---------    ---------
Total  Stockholders' Equity (Deficit)                      (53,275)     (38,249)
                                                         ---------    ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                         $       1    $   8,855
                                                         =========    =========


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                              Cumulative from
                                    For The Nine Months Ended    inception
                                    -------------------------- (Feb. 13, 1989)
                                      Sept. 30,    Sept. 30,      through
                                      ---------    ---------     Sept. 30,
                                        2000          1999         2000
                                        ----          ----         ----

Revenues                              $       0    $       0    $       0
                                      ---------    ---------    ---------
Costs and Expenses:
  Legal and accounting services          13,935        7,746       85,186
  Stock transfer and promotion              500          500       31,633
  Office and postage                        591            0        5,875
  Amortization                                0            0        1,760
                                      ---------    ---------    ---------

Total Expenses                          (15,026)       8,246      124,454
                                      ---------    ---------    ---------

Loss from operations                    (15,026)      (8,246)    (124,454)
                                      ---------    ---------    ---------
Other Income
  Interest income                             0            0        8,054
                                      ---------    ---------    ---------
Net Loss Incurred during
  Development Stage                   $ (15,026)   $  (8,246)   $(116,400)
                                      =========    =========    =========

Net Loss per common share            ($    0.05)  ($    0.03)  ($    0.38)
                                      =========    =========    =========

Weighted average shares outstanding     320,000      320,000      302,613
                                      =========    =========    =========
Dividends declared per common
  share                               $       0    $       0    $       0
                                      =========    =========    =========


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                 Comparison of Three Months Ended Sept. 30, 2000
                     with Three Months Ended Sept. 30, 1999
                                   (Unaudited)



                                         For the Three Months Ended,
                                                  Sept. 30,
                                                  ---------
                                              2000        1999     Difference
                                              ----        ----     ----------

Revenue                                    $    -0-    $    -0-    $   -0-

Cost, Expenses:

  Legal and accounting                        2,281      2,225          (56)

  Stock transfer and promotion                 --         --           --

  Office and postage                           --         --           --
                                            -------    -------      -------

Total expenses                                2,281      2,225           56
                                            -------    -------      -------

  Net Loss                                  $(2,281)   $(2,225)     $   (56)
                                            =======    =======      =======


                          RENEGADE VENTURE (NEV.) CORPORATION
                             (A Development Stage Company)
                               Statements of Cash Flows
                                      (Unaudited)

                                                                       Cumulative from
                                            For The Nine Months Ended    inception
                                            ------------------------- (Feb. 13, 1989)
                                              Sept. 30,   Sept. 30,       through
                                              ---------   ---------       Sept 30,
                                                 2000        1999           2000
                                                 ----        ----           ----


Cash flow operating activities
  Net loss                                   $ (15,026)   $  (8,246)     $(116,400)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization                                     0            0          1,760
    Increase (decrease) in
      accounts payable                           6,172        4,201         53,276
                                             ---------    ---------      ---------

Net cash provided by (used In)
  operating activities                          (8,854)      (4,045)       (61,364)


Cash flow from investing activities

  Organization costs incurred                        0            0         (1,760)
                                             ---------    ---------      ---------
Cash flows from financing activities

 Net proceeds from issuance of
    common stock                                     0            0         63,125
                                             ---------    ---------      ---------

Net increase (decrease) in cash                 (8,854)      (4,045)             1

Cash and cash equivalents at beg. period         8,855       12,900              0
                                             ---------    ---------      ---------

Cash and cash equivalents at end of period   $       1    $   8,855      $       1
                                             =========    =========      =========


                    See accompanying notes to financial statements.

                                           6

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2000


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

          During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse- stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of September 30, 2000, no common shares have been issued under the 1997 Employee Stock Compensation Plan. On May 5, 1999, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. The option price is $.05 per share and the options expire May 4, 2002.

          During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of the 320,000 post-reverse split shares of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the Nevada corporation.

4.        Related Party Transactions

          Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the Company for the use of this office space. During the third quarter of 2000, this director charged the Company $1,538 for legal services performed during the third quarter. During 1999 and 1998, this director charged the Company $5,500 and $2,950, respectively, for legal services performed during the year. All of these fees are unpaid and included in accounts payable in the accompanying financial statements. The remaining balance in accounts payable for the third quarter of 2000, and the years 1999 and 1998 includes expenses incurred by this director on behalf of the Company. This director does not intend to be paid for these fees and expenses from the Company's current operating capital.

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

          The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $28,646 consisting of the tax effects of net operating loss carryforwards. As of September 30, 2000, a valuation allowance equal to the net deferred tax asset recognized has not been recorded, as it was determined that the deferred tax asset may never be realized. At September 30, 2000, the Company has a net operating loss carryforward of approximately $116,400 which expires between the years ended December 31, 2004 and 2015.

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

     RESULTS OF OPERATIONS

     THIRD QUARTER 2000. During the quarter ended September 30, 2000, the third quarter of the year, the Company incurred a net loss of $2,281. Expenses for the third quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     THIRD QUARTER 1999. During the quarter ended September 30, 1999, the Company had no revenues and incurred a net loss of $2,225. Expenses for the third quarter of 1999 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.. The Company paid no rent or salaries during the third quarter of 1999.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $1 cash on hand at the end of the third quarter. The Company has, since inception, accumulated a deficit (net loss) of $116,400.

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

DATED: November 9, 2000
                                         RENEGADE VENTURE (NEV.) CORPORATION



                                         By:  /s/  Randy J. Sasaki
                                            ----------------------------------
                                                   Randy J. Sasaki, Chief
                                                   Executive Officer and Chief
                                                   Financial Officer