Form 10KSB40
period 2000-12-31
RENEGADE VENTURE NEV CORP
filed 2001-04-02
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For year ended December 31, 2000                     Commission File No. 0-28575


                       RENEGADE VENTURE (NEV.) CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   NEVADA                               84-1108499
       ------------------------------        ----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

        90 Madison Street, Suite 707
          Denver, Colorado 80206                      (303) 355-3000
 ----------------------------------------        -------------------------
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

     Yes  X  No
        -----  -----

     The registrant's revenues for its most recent fiscal year were $-0-.

     The aggregate market value of the 122,875 shares of common stock of the registrant held by non-affiliates on December 31, 2000, was approximately $45,078.00


     At December 31, 2000, a total of 320,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS


                                     PART I


Item 1. Description of Business............................................   3

Item 2. Description of Property............................................   11

Item 3. Legal Proceedings..................................................   11

Item 4. Submission of Matters to a Vote of Security Holders................   11


                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Stockholder
         Matters ..........................................................   12

Item 6. Management's Discussion and Analysis or Plan of Operation..........   12

Item 7. Financial Statements...............................................   14

Item 8. Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure..............................................   14


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................   14

Item 10. Executive Compensation............................................   17

Item 11. Security Ownership of Certain Beneficial Owners and Management....   18

Item 12. Certain Relationships and Related Transactions....................   19

Item 13. Exhibits and Reports on Form 8-K..................................   19


         Index to Financial Statements.....................................   21


         Financial Statements..............................................  F-1


         Signatures........................................................   22

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Renegade that are based on the beliefs of its management as well as assumptions made by and information currently available to its management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Renegade or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Renegade concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: a general economic downturn; a downturn in the securities markets; a general lack of interest for any reason in going public by means of transactions involving public blank check companies; federal or state laws or regulations having an adverse effect on blank check companies, Securities and Exchange Commission regulations which affect trading in the securities of "penny stocks," and other risks and uncertainties. Should any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described in this report as anticipated, estimated or expected. Readers should realize that Renegade is in the development stage, with only very limited assets, and that for Renegade to succeed requires that it either originate a successful business (for which it lacks the funds) or acquire a successful business. Renegade's realization of its business aims as stated herein will depend in the near future principally on the successful completion of its acquisition of a business, as iscussed below.

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2000, and no meeting of shareholders was held.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK

     During the fiscal year ended December 31, 2000, the Common Shares were quoted under symbol "RDVN" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., but few transactions have taken place, and there is no market for the Common Shares at this time. The common shares are quoted at a bid price of $.41 and an ask price of $.88.

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

HOLDERS

     Renegade had approximately 51 shareholders of record as of December 31, 2000, which number may not include shareholders whose shares are held in street or nominee names.

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

RESULTS OF OPERATIONS

     2000. For the year ended December 31, 2000, Renegade had no revenues and incurred a net loss of $18,182 as compared to a net loss of $10,076 for the year ended December 31, 1999. Expenses in calendar 2000 related primarily to miscellaneous filing fees, accounting fees and legal fees, as they did in 1999.

     1999. For the year ended December 31, 1999, Renegade had no revenues and incurred a net loss of $10,076 as compared to a net loss of $7,997 for the year ended December 31, 1998. Expenses in calendar 1999 related primarily to miscellaneous filing fees, accounting fees and legal fees, as they did in 1998.

LIQUIDITY and CAPITAL RESOURCES

     Renegade had $430 in cash on hand at December 31, 2000 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Renegade has accumulated a deficit (net loss) of $119,556. Renegade has debts totalling $55,111, principally fees owed to its legal counsel for services rendered.

     Renegade has no commitment for any capital expenditure and foresees none. However, Renegade will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Renegade's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

      Name              Age                       Position
      ----              ---                       --------
Randy J. Sasaki         42        Director and Chairman of the Board, President,
                                  Chief Executive Officer, Chief Financial and
                                  Accounting Officer, since April 13, 1994

John D. Brasher Jr.     49        Director since October 29, 1997

Thomas M. Liston        46        Secretary, Treasurer, Director since April 13,
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

     JOHN D. BRASHER JR. Mr. Brasher is an attorney engaged since February 1988 in the practice of law in Denver, Colorado, as proprietor of Brasher & Company and concentrates in the fields of corporate and securities law. Mr. Brasher received a B.A. degree in English in 1979, and in 1982 received a law degree (J.D.), both from Louisiana State University. He is admitted to practice in the States of Colorado and Louisiana and is a member of the bar of the United States Supreme Court. He is also CEO and President of GlobalNet Equities, Inc., a public holding company headquartered in Denver, Colorado. Mr. Brasher also is President of LogiCapital Corporation, a Colorado software company that develops Internet-based products for the financial markets.

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


Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     During the year ended December 31, 2000, Renegade paid no cash or cash equivalent compensation to its executive officers and directors. Renegade has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.

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


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


     The following table sets forth, as of December 31, 2000, the stock ownership of each officer and director of Renegade, of all officers and directors of Renegade as a group, and of each person known by Renegade to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of Renegade, except as noted.

                                             Amount
   Name and Address of                  Common Stock Owned    Percent of Common
   of Beneficial Owner                     Beneficially       Stock  Outstanding
--------------------------              ------------------    ------------------

*Randy J. Sasaki .......................    512,500 (1)              38.8%
      90 Madison Street, Suite 707
      Denver, Colorado 80206

*John D. Brasher Jr. ...................    525,000 (1)              39.7%
      90 Madison Street, Suite 707
      Denver, Colorado 80206

*Thomas Liston ..........................     -0-                     -0-
      2604 South Xanadu Way
      Aurora, Colorado 80014

      *All directors and executive
      executive officers (3 persons) .... 1,037,500                  78.5%

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


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Renegade is not indebted to any current or former officer, director, promoter or control person, except for $55,111 owed to its counsel, director John D. Brasher Jr., for legal services rendered. Renegade has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to Renegade, loan money or otherwise provide funds to Renegade, although management expects that one or more of such persons may make funds available to Renegade in the event of need to cover operating expenses.

     No officer, director or employee of Renegade or its predecessor received a salary of $60,000 or more in 2000 or 1999. There were no transactions, or series of transactions, for the years ended December 31, 2000 or 1999, nor are there any currently proposed transactions, or series of transactions, to which Renegade is (or Renegade or its predecessor was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Renegade any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.


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

      3.1       Articles of Incorporation of Renegade Venture
                Corporation, incorporated by reference to Exhibit
                3.1 to registration statement on Form S-18, file
                No. 33-30476 dated August 11, 1989......................  1

      3.2       Bylaws of Renegade Venture Corporation,
                incorporated by reference to Exhibit 3.2 to
                registration statement on form S-18, file No.
                33-30476 dated August 11, 1989 .........................  1

      3.5       Amendment to Articles of Incorporation of Renegade
                Venture Corporation, incorporated by reference
                from Exhibit 3.5 to Form 8-K dated August 16, 1996......  1

      3.6       Articles and Certificate of Merger dated September
                18, 1997, between Renegade Venture Corporation and
                Renegade Venture (Nev.) Corporation, a Nevada
                corporation, with Merger Agreement attached
                thereto as Exhibit A, incorporated by reference to
                Exhibit 2.1 to Form 8-K dated October 2, 1997...........  1

      3.7       Certificate of Incorporation of Renegade Venture
                (Nev.) Corporation, incorporated by reference to
                Exhibit 3.1 to Form 8-K dated October 2, 1997...........  1

      3.8       Bylaws of Renegade Venture (Nev.) Corporation,
                incorporated by reference to Exhibit 3.2 to Form
                8-K dated October 2, 1997...............................  1

      4.1 Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement of Form S-18, file No. 33-30476 dated August 11, 1989...  1

      10.1      1997 Compensatory Stock Option Plan, incorporated
                by reference to Exhibit 10.1 to Form 8-K dated
                October 2, 1997.........................................  1

      10.2      1997 Employee Stock Compensation Plan,
                incorporated by reference to Exhibit 10.2 to Form
                8-K dated October 2, 1997...............................  1

      10.3      Common Stock Option granted to Randy J. Sasaki .........  1

      10.4      Common Stock Option granted to John D. Brasher Jr.......  1

      27        Financial Data Schedule.................................  2


                1 - Incorporated by reference to another registration
                     statement, report or document.
                2 - Included as part of this Report.


     (b) Reports on Form 8-K. NONE

Index to Financial Statements:


      INDEPENDENT AUDITOR's REPORT ......................................   F-1

      BALANCE SHEET as of December 31, 2000 .............................   F-2

      STATEMENTS OF OPERATIONS for years ended
       December 31, 2000 and 1999 and from Inception
       (February 13, 1989) through December 31, 2000 ....................   F-3


      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       from Inception (February 13, 1989) through
       December  31, 2000 ...............................................   F-4


      STATEMENTS OF CASH FLOWS for years ended December 31, 2000 and
       1999 and from Inception February 13, 1989) through December
       31, 2000 ........................................................    F-5

      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES .......................    F-6

      NOTES TO FINANCIAL STATEMENTS ....................................    F-6

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT




To the Board of Directors
Renegade Venture (Nev.) Corporation
Denver, Colorado


I have audited the accompanying balance sheet of Renegade Venture (Nev.) Corporation (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 2000 and 1999, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the_financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of the financial statements provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly the financial position of Renegade Venture (Nev.) Corporation as of December 31, 2000 and the results of its operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 2000 and 1999, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception, has a lack of liquidity and a working capital deficit as of December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Brian J. Wilcomb, CPA, P.C.
-------------------------------
Brian J. Wilcomb, CPA, P.C.                                    February 15, 2001
Louisville, Colorado

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000



                      ASSETS
                      ------

CURRENT ASSETS:
  Cash held by trustee                                                $     430
                                                                      ---------

TOTAL ASSETS                                                          $     430
                                                                      =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------


CURRENT LIABILITIES
  Accounts payable  (note 2)                                          $  55,111
  Note Payable - officer (note 2)                                         1,750
                                                                      ---------
       Total Current Liabilities                                         56,861
                                                                      ---------

STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock (note 3), .001 par value,
  50,000,000 shares authorized, 320,000
  shares issued and outstanding                                             320

 Additional paid-in capital                                              62,805

 Preferred stock (note 3), .001 par value,
  5,000,000 shares authorized, no shares
  issued or outstanding                                                    --

 Deficit accumulated during
  development stage                                                    (119,556)
                                                                      ---------
       Stockholders' Equity (Deficit)                                   (56,431)
                                                                      ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                      $     430
                                                                      =========


    The accompanying notes are an integral part of this financial statement.



                         RENEGADE VENTURE (NEV.) CORPORATION
                            (a development stage company)
                               STATEMENT OF OPERATIONS


                                               Year Ended
                                               December 31,           Period From Inception
                                         -----------------------       (February 13, 1989)
                                         2000               1999      to December 31, 2000
                                         ----               ----      --------------------

REVENUE                                $       0          $       0         $       0
                                       ---------          ---------         ---------

EXPENSES:
  Legal and accounting                    10,940              8,590            87,448
  Stock transfer and promotion             6,904              1,166            32,780
  Office and postage                         338                320             5,622
  Amortization                              --                 --               1,760


   Total Expenses                         18,182             10,076           127,610


   Loss from operations                  (18,182)           (10,076)         (127,610)


OTHER INCOME (EXPENSE):
  Interest income                           --                 --               8,054
                                       ---------          ---------         ---------

NET LOSS INCURRED DURING
  DEVELOPMENT STAGE                    ($ 18,182)         ($ 10,076)        ($119,556)
                                       =========          =========         =========


NET LOSS PER SHARE (a)                 ($   0.06)         ($   0.03)        ($   0.39)
                                       =========          =========         =========


WEIGHTED AVERAGE SHARES
   OUTSTANDING                           320,000            320,000           302,975
                                       =========          =========         =========

DIVIDENDS DECLARED
   PER SHARE                                --                 --                --
                                       =========          =========         =========


                   See accompanying notes to financial statements.

                                         F-3

                              RENEGADE VENTURE (NEV.) CORPORATION
                                 (a development stage company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     PERIOD FROM INCEPTION
                                      (FEBRUARY 13, 1989)
                                     TO DECEMBER 31, 2000

                                                                          Deficit
                                                                        Accumulated
                                       Common stock                       During
                                  No. of Shs                 Paid-in    Development
                                   (000's)      Dollars      Capital       Stage        Total
                                  ---------    ---------    ---------    ---------    ---------

Issuance of common stock,
  net of issuance costs              32,000    $   3,200    $  59,925                 $  63,125

Reverse stock-split
  August 9, 1996 -
   Cancel outstanding shares        (32,000)
   Issue replacement shares             320

Eliminate par value
  August 9, 1996                                  59,925      (59,925)

Reinstate par value upon
  redomiciliation to Nevada                      (62,805)      62,805

Loss for the period from
  inception (February 13, 1989)
  to December 31, 1998                                                   ($ 91,298)     (91,298)
                                  ---------    ---------    ---------    ---------    ---------
Balance - December 31, 1998             320          320       62,805      (91,298)     (28,173)

Loss for the period ended
  December 31, 1999                                                        (10,076)     (10,076)
                                  ---------    ---------    ---------    ---------    ---------
Balance - December 31, 1999             320          320       62,805     (101,374)     (38,249)

Loss for the period ended
  December 31, 2000                                                        (18,182)     (18,182)
                                  ---------    ---------    ---------    ---------    ---------
Balance - December 31, 2000             320    $     320    $  62,805    ($119,556)   ($ 56,431)
                                  =========    =========    =========    =========    =========


           The accompanying notes are an integral part of this financial statement.

                                              F-4

                                RENEGADE VENTURE (NEV.) CORPORATION
                                   (a development stage company)
                                      STATEMENT OF CASH FLOWS


                                                      Year Ended
                                                      December 31,             Period From Inception
                                              ----------------------------     (February 13, 1989)
                                                2000                1999       to December 31, 2000
                                              ---------          ---------     --------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                                    ($ 18,182)         ($ 10,076)          ($119,556)
  Adjustments to reconcile net
  loss to net cash used by
  operating activities:
    Amortization                                   --                 --                 1,760
    Increase in accounts payable                  8,007              6,031              55,111
                                              ---------          ---------           ---------
Net cash provided by operating
  activities                                    (10,175)            (4,045)            (62,685)
                                              ---------          ---------           ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net proceeds from issuance of
    common stock                                   --                 --                63,125
  Proceeds from loan from officer                 1,750               --                 1,750
                                              ---------          ---------           ---------
  Net cash provided by
    financing activities                          1,750                  0              64,875
                                              ---------          ---------           ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Organization costs incurred                      --                 --                (1,760)


  Net cash used by
    investing activities                              0                  0              (1,760)

 NET INCREASE (DECREASE)
   IN CASH                                       (8,425)            (4,045)                430

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                            8,855             12,900                   0
                                              ---------          ---------           ---------

CASH AND CASH EQUIVALENTS -
   END OF PERIOD                              $     430          $   8,855           $     430
                                              =========          =========           =========


            The accompanying notes are an integral part of this financial statement

                                              F-5

                       RENEGADE VENTURE (Nev.) CORPORATION
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1. General and Summary of Significant Accounting Policies
   ------------------------------------------------------

Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation, (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. Through December 31, 2000 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

During 1997, the Company was redomiciled as a Nevada corporation through a merger with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation, a wholly-owned subsidiary of Renegade Venture Corporation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no revenues as of December 31, 2000 and has incurred losses of $119,556 since inception (February 13, 1989). The Company has no operating history or revenue, and expects losses to continue in the foreseeable future until a suitable, profitable merger partner is located. The Company has essentially exhausted all of the cash raised by its initial public offering, and is now relying on loans from officers and stockholders to meet cash flow needs. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable amount of time.

Officers and stockholders plan to continue advancing funds on an as-needed basis. The Company also intends to continue seeking a suitable merger partner which would provide capital through operations. There is no assurance, however, that the officers and stockholders will continue to advance funds or that a suitable merger partner will be located. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

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

   ------------------------------------------------------

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


2. Related Party Transactions
   --------------------------

Through April 9, 1994 the Company maintained its office at the office of the former president of the Company. No rent was ever paid by the Company to this former president. Bookkeeping and office management duties were performed by the spouse of the former president of the Company. Fees of $90 to $125 per month were paid from 1991 through March, 1994 for these services.

Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the company for the use of this office space. During 2000 and 1999 this director charged the Company $8,000 and $5,500, respectively, for legal services performed during each year. All of these fees are unpaid and included in accounts payable the accompanying financial statements. All of the $55,111 of accounts payable balance included on the financial statements as of December 31, 2000 was due to this director for legal fees and related expenses.

In addition, this same director advanced the Company funds during 2000 totaling $1,750 to meet cash flow needs. This loan bears interest at 8% APR and is payable upon demand. This director and another officer and director have committed to continuing to make advance to the Company at similar terms to provide for its cash flow needs on an as-needed basis.

3. Common Stock Transactions
   -------------------------
During 1989, the Company completed a public offering. The Company sold 5,000,000 units consisting of 2 shares of $.0001 par value common stock and one Class A common stock purchase warrant at $.02 per unit. The Class A warrants entitled the holder to purchase one share of common stock at $.02 per share, and receive one Class B warrant which entitled the holder to purchase one share of common stock at $.04 per share. In addition, the underwriter was issued warrants which entitled them to purchase 500,000 of the public offering units discussed above with an exercise price of $.024 per unit for a flat fee of $50. A total of $100,050 was raised in this initial public offering, less $37,425 in offering costs.

   -------------------------

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

   -------------------------

On May 5, 2000, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. The option price is $.05 per share and the options expire May 4, 2002. As of December 31, 2000, no common shares of stock under the Employee Stock Compensatory Plan had been issued.

During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the new corporation.


4. Income Taxes
   ------------

The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $25,000 consisting of the tax effects of net operating loss carryforwards. As of December 31, 2000, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized.

At December 31, 2000, the Company has a net operating loss carryforward of approximately $119,000 which expires between the years ended December 31, 2005 and 2016.


5. Use of Estimates in the Preparation of Financial Statements
   -----------------------------------------------------------

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

Date:  March 27, 2001
                                           RENEGADE VENTURE (NEV.) CORPORATION



                                           By:  /s/  Randy J. Sasaki
                                              --------------------------------
                                                     Randy J. Sasaki, President,
                                                     Chief Executive Officer,
                                                     Chief Financial and
                                                     Accounting Officer




     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                           Title                            Date


/s/ Randy J. Sasaki               Director, President, Chief        3/27/2001
-----------------------------     Executive Officer, Chief
    Randy J. Sasaki               Financial Officer, Chief
                                  Accounting Officer




                                  Secretary, Director
-----------------------------
    Thomas Liston



/s/ John D. Brasher Jr.           Director                          3/27/2001
-----------------------------
    John D. Brasher Jr.