Form 10QSB
period 2001-03-31
RENEGADE VENTURE NEV CORP
filed 2001-05-14
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001                     Commission File No. 0-28575


                       RENEGADE VENTURE (NEV.) CORPORATION
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           NEVADA                                             84-1108499
 ------------------------------                         -----------------------
(State or other jurisdiction of                        (I.R.S. Empl. Ident. No.)
 incorporation or organization)


      90 Madison Street, Suite 707
          Denver, Colorado                                        80206
 --------------------------------------                         --------
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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2001 are as follows:


      Class of Securities                                    Shares Outstanding
-------------------------------                              ------------------
Common Stock, $.001 par value                                     320,000

                                      INDEX
                                                                         Page of
                                                                         Report
                                                                         ------
            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2001 (Unaudited) and December 31, 2000..........  3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2001 and 1999
            and Cumulative from inception (February 13, 1989)
            through March 31, 2001..........................................  4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2001 and 2000
            and Cumulative from inception (February 13, 1989)
            through March 31, 2001..........................................  5

            Notes to Financial Statements (Unaudited).......................  6


Item 2.     Management's Discussion and Analysis or Plan of Operation.......  9


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K................................  11


            Signatures......................................................  12

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                                         March 31,     Dec. 31,
                                                           2001          2000
                                                         ---------    ---------
                                                        (Unaudited)   (Audited)
                              ASSETS

CURRENT ASSETS
  Cash                                                   $     247    $     430
                                                         ---------
Total Current Assets                                           247          430
                                                         ---------
TOTAL ASSETS                                                   247          430
                                                         =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                       $  57,656    $  55,111
  Loans Payable                                              4,750        1,750
                                                         ---------    ---------
Total Liabilities                                           62,406       56,861
                                                         ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                                 --           --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                            320          320

  Additional paid-in capital                                62,805       62,805

  Deficit accumulated during the
    development stage                                     (125,284)    (119,556)
                                                         ---------
Total  Stockholders' Equity (Deficit)                      (62,159)     (56,431)
                                                         ---------    ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                         $     247    $     430
                                                         =========


                 See accompanying notes to financial statements.

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                   Cumulative
                                     For The Three Months Ended       from
                                     --------------------------     inception
                                                                  (Feb.13, 1989)
                                      March 31,      March 31,        through
                                      ---------      ---------       March 31,
                                        2001           2000            2001
                                        ----           ----            ----

Revenues                              $       0      $       0      $       0
                                      ---------      ---------      ---------


Costs and Expenses:
  Legal and accounting services           4,945          4,897         92,393
  Stock transfer and promotion              783          1,025         29,196
  Office and postage                          0              0          5,097
  Amortization                                0              0          1,760
  Registration Fee                            0          4,892          4,892
                                      ---------      ---------
Total Expenses                            5,728         10,814        133,338
                                      ---------      ---------
Loss from operations                     (5,728)       (10,814)      (133,338)
                                      ---------      ---------

Other Income
  Interest income                             0              0          8,054

Net Loss Incurred during
                                      ---------      ---------
  Development Stage                   $  (5,728)     $ (10,814)     $(125,284)
                                      =========      =========
Net Loss per common share             ($   0.02)     ($   0.03)     ($   0.39)
                                      =========      =========

Weighted average shares outstanding     320,000        320,000        320,000

Dividends declared per common
  share                               $       0      $       0      $       0
                                      =========      =========      =========


                 See accompanying notes to financial statements.



                            RENEGADE VENTURE (NEV.) CORPORATION
                               (A Development Stage Company)
                                 Statements of Cash Flows
                                        (Unaudited)


                                                                          Cumulative from
                                             For The Three Months Ended      inception
                                             --------------------------   (Feb. 13, 1989)
                                              March 31,      March 31,        through
                                              ---------      ---------       March 31,
                                                2001            2000           2001
                                                ----            ----           ----


Cash flow operating activities
  Net loss                                   $  (5,728)      $ (10,814)    $(125,284)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization                                     0               0         1,760
    Increase (decrease) in
      accounts payable                           2,545           2,317        57,656


Net cash provided by (used In)               ---------
  operating activities                          (3,183)         (8,497)      (65,868)

Cash flow from investing activities:
  Organization costs incurred                        0               0        (1,760)
                                             ---------       ---------
Cash flows from financing activities:
 Notes and loans                                 3,000               0         4,750
 Net proceeds from issuance of
    common stock                                     0               0        63,125
                                             ---------       ---------

 Cash provided                                   3,000               0        67,875
                                             ---------       ---------     ---------

Net increase (decrease) in cash                   (183)         (8,497)          247

Cash and cash equivalents at beg. period           430           8,855             0
                                             ---------       ---------


Cash and cash equivalents at end of period   $     247       $     358     $     247
                                             =========       =========


                      See accompanying notes to financial statements.

                                       5

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 March 31, 2001


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

     During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse- stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of March 31, 2001, no common shares have been issued under the 1997 Employee Stock Compensation Plan. On May 5, 1999, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. The option price is $.05 per share and the options expire May 4, 2002.

     During 1997, the company redomiciled to the state of Nevada by merging with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation. Each share of the 320,000 post-reverse split shares of Renegade Venture Corporation was converted into one fully paid, non-assessable share of the Nevada corporation.

4.   Related Party Transactions

     Through April 9, 1994 the Company maintained its office at the office of the former president of the Company. No rent was ever paid by the Company to this former president. Bookkeeping and office management duties were performed by the spouse of the former president of the Company. Fees of $90 and $120 per month were paid from 1991 through March 1994 for these services.

     Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the Company for the use of this office space. During 2000 and 1999 this director charged the Company $8,000 and $5,500, respectively, for legal services performed during each year. All of these fees are unpaid and included in accounts payable in the accompanying financial statements. All of the $57,656 of accounts payable balance included on the financial statements as of March 31, 2001 was due to this director for legal fees and related expenses.

     In addition, this same director advanced the Company funds during 2000 totaling $1,750 to meet cash flow needs. This loan bears interest at 8% APR and is payable upon demand. This director and another officer and director have committed to continuing to make advance to the Company at similar terms to provide for its cash flow needs on an as-needed basis. During the first quarter of 2001 they loaned an additional $3,000 to the Company.

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

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $28,646 consisting of the tax effects of net operating loss carryforwards. As of March 31, 2000, a valuation allowance equal to the net deferred tax asset recognized has not been recorded, as it was determined that the deferred tax asset may never be realized. At March 31, 2001, the Company has a net operating loss carryforward of approximately $116,400 which expires between the years ended December 31, 2004 and 2015.

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

     RESULTS OF OPERATIONS

     FIRST QUARTER 2001. During the quarter ended March 31, 2001, the first quarter of the year, the Company incurred a net loss of $5,728. Expenses for the first quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     FIRST QUARTER 2000. During the quarter ended March 31, 2000, the Company had no revenues and incurred a net loss of $10,814. Expenses for the first quarter of 2000 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.. The Company paid no rent or salaries during the first quarter of 2000.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $247 cash on hand at the end of the first quarter. The Company has, since inception, accumulated a deficit (net loss) of $125,284.

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

DATED: May 9, 2001
                                            RENEGADE VENTURE (NEV.) CORPORATION


                                            By:  /s/  Randy J. Sasaki
                                               -------------------------------
                                                      Randy J. Sasaki, Chief
                                                      Executive Officer
                                                      and Chief Financial
                                                      Officer