Form 10QSB
period 2001-06-30
RENEGADE VENTURE NEV CORP
filed 2001-08-13
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30, 2001                      Commission File No. 0-28575


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2001 are as follows:


         Class of Securities                            Shares Outstanding
     -----------------------------                      ------------------
     Common Stock, $.001 par value                            320,000

                                     INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

         PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheets:

         As of June 30, 2001 (Unaudited) and December 31, 2000 (audited) ..  3

         Statements of Operations (Unaudited):

         For the six months ended June 30, 2001 and 2000
         and Cumulative from inception (February 13, 1989)
         through June 30, 2001 ............................................  4

         Comparison of quarter ended June 30, 2001
         with quarter ended June 30, 2000 .................................  5

         Statements of Cash Flows (Unaudited):

         For the six months ended June 30, 2001 and 2000
         and Cumulative from inception (February 13, 1989)
         through June 30, 2001 ............................................  6

         Notes to Financial Statements (Unaudited) ........................  7


Item 2.  Management's Discussion and Analysis or Plan of Operation ........ 10


         PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ................................. 12


         Signatures ....................................................... 12

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                          June 30,     Dec. 31,
                                                            2001         2000
                                                         ---------    ---------
                                                        (Unaudited)   (Audited)
                    ASSETS

CURRENT ASSETS
  Cash                                                   $     147    $     430
                                                         ---------    ---------

Total Current Assets                                           147          430
                                                         ---------    ---------


TOTAL ASSETS                                             $     147    $     430
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                       $  59,330    $  55,111
  Loans Payable                                              4,750        1,750
                                                         ---------    ---------

Total Liabilities                                           64,080       56,861
                                                         ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                                 --           --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                            320          320

  Additional paid-in capital                                62,805       62,805

  Deficit accumulated during the
    development stage                                     (127,058)    (119,556)
                                                         ---------    ---------

Total  Stockholders' Equity (Deficit)                      (63,933)     (56,431)
                                                         ---------    ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                         $     147    $     430
                                                         =========    =========


                 See accompanying notes to financial statements.


                            RENEGADE VENTURE (NEV.) CORPORATION
                               (A Development Stage Company)
                                 Statements of Operations
                                        (Unaudited)



                                                                             Cumulative from
                                              For The Six Months Ended          inception
                                             ---------------------------     (Feb. 13, 1989)
                                             June 30,          June 30,          through
                                             ---------         ---------         June 30,
                                                2001              2000              2001
                                             ---------         ---------         ---------
Revenues                                     $       0         $       0         $       0
                                             ---------         ---------         ---------


Costs and Expenses:
  Legal and accounting services                  7,002             6,397            94,067
  Stock transfer and promotion                     500             5,757            29,296
  Office and postage                                 0               591             5,097
  Amortization                                       0                 0             1,760
  Registration Fee                                   0                 0             4,892
                                             ---------         ---------         ---------
Total Expenses                                   7,502            12,745           135,112
                                             ---------         ---------         ---------

Loss from operations                            (7,502)          (12,745)         (135,112)
                                             ---------         ---------         ---------

Other Income
  Interest income                                    0                 0             8,054
                                             ---------         ---------         ---------

Net Loss Incurred during
  Development Stage                          $  (7,502)        $ (12,745)        $(127,058)
                                             =========         =========         =========


Net Loss per common share                    ($   0.02)        ($   0.04)        ($   0.40)
                                             =========         =========         =========



Weighted average shares outstanding            320,000           320,000           320,000
                                             =========         =========         =========

Dividends declared per common
  share                                      $       0         $       0         $       0
                                             =========         =========         =========


                      See accompanying notes to financial statements.



                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                    Comparison of Quarter Ended June 30, 2001
                        with Quarter Ended June 30, 2000
                                   (Unaudited)



                                          For the 2nd Quarter Ended,
                                                  June 30,
                                          -------------------------
                                             2001          2000        Difference
                                            -------       -------      ----------

Revenue                                     $   -0-       $   -0-       $   -0-

Cost, Expenses:

  Legal and accounting                        1,774         1,500          (274)

  Stock transfer and promotion                    0           365           365

  Office and postage                              0            66            66
                                            -------       -------       -------

Total expenses                                1,774         1,931           157
                                            -------       -------       -------


  Net Loss                                  $(1,774)      $(1,931)      $  (157)
                                            =======       =======       =======




                 See accompanying notes to financial statements.



                            RENEGADE VENTURE (NEV.) CORPORATION
                               (A Development Stage Company)
                                 Statements of Cash Flows
                                        (Unaudited)


                                                                              Cumulative from
                                                 For The Six Months Ended        inception
                                                --------------------------    (Feb. 13, 1989)
                                                June 30,         June 30,         through
                                                --------         ---------        June 30,
                                                   2001             2000            2001
                                                ---------        ---------        ---------
Cash flow operating activities
  Net loss                                      $  (7,502)       $ (12,745)       $(127,058)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization                                        0                0            1,760
    Increase (decrease) in
      accounts payable                              4,219            4,383           59,330
                                                ---------        ---------        ---------

Net cash provided by (used In)
  operating activities                             (3,283)          (8,362)         (65,968)


Cash flow from investing activities:
  Organization costs incurred                           0                0           (1,760)
                                                ---------        ---------        ---------

Cash flows from financing activities:
 Notes and loans                                    3,000                0            4,750
 Net proceeds from issuance of
    common stock                                        0                0           63,125
                                                ---------        ---------        ---------


Cash provided                                       3,000                0           67,875
                                                ---------        ---------        ---------

Net increase (decrease) in cash                      (283)          (8,362)             147

Cash and cash equivalents at beg. period              430            8,855                0
                                                ---------        ---------        ---------


Cash and cash equivalents at end of period      $     147        $     493        $     147
                                                =========        =========        =========


                      See accompanying notes to financial statements.

                                            6

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                                  June 30, 2001


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

     During 1997, the Company was redomiciled as a Nevada corporation through a merger with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation, a wholly-owned subsidiary of RenegadeVenture Corporation.

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

     During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse- stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of June 30, 2001, no common shares have been issued under the 1997 Employee Stock Compensation Plan. On May 5, 1999, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. The option price is $.05 per share and the options expire May 4, 2002.

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

     Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the Company for the use of this office space. During 2000 and 1999 this director charged the Company $8,000 and $5,500, respectively, for legal services performed during each year. All of these fees are unpaid and included in accounts payable in the accompanying financial statements. As of June 30, 2001, the total accounts payable of $59,330 included $58,735 due to the director for legal fees and related expenses.

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

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $32,800 consisting of the tax effects of net operating loss carryforwards. As of June 30, 2001, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized. At June 30, 2001, the Company has a net operating loss carryforward of approximately $127,058 which expires between the years ended December 31, 2006 and 2016.

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

     RESULTS OF OPERATIONS

     SECOND QUARTER 2001. During the quarter ended June 30, 2001, the second quarter of the year, the Company incurred a net loss of $1,774. Expenses for the second quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     SECOND QUARTER 2000. During the quarter ended June 30, 2000, the Company had no revenues and incurred a net loss of $1,931. Expenses for the second quarter of 2000 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.. The Company paid no rent or salaries during the second quarter of 2000.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $147 cash on hand at the end of the second quarter. The Company has, since inception, accumulated a deficit (net loss) of $127,058.

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

DATED: August 10, 2001
                                        RENEGADE VENTURE (NEV.) CORPORATION


                                        By: /s/ Randy J. Sasaki
                                        -----------------------
                                        Randy J. Sasaki, Chief Executive Officer
                                        and Chief Financial Officer