Form 10QSB
period 2001-09-30
RENEGADE VENTURE NEV CORP
filed 2001-11-09
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended September 30, 2001                 Commission File No. 0-28575


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2001 are as follows:


         Class of Securities                             Shares Outstanding
     -----------------------------                       ------------------
     Common Stock, $.001 par value                             320,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

         PART I.        FINANCIAL INFORMATION


Item 1.  Financial Statements

         Balance Sheets:

         As of September 30, 2001 (Unaudited) and December 31, 2000
         (audited) ........................................................  3

         Statements of Operations (Unaudited):

         For the nine months ended September 30, 2001 and 2000 and
         Cumulative from inception (February 13, 1989) through
         September 30, 2001 ...............................................  4

         Comparison of quarter ended September 30, 2001
         with quarter ended September 30, 2000 ............................  5

         Statements of Cash Flows (Unaudited):

         For the nine months ended September 30, 2001 and 2000 and
         Cumulative from inception (February 13, 1989) through
         September 30, 2001 ...............................................  6

         Notes to Financial Statements (Unaudited) ........................  7


Item 2.  Management's Discussion and Analysis or Plan of Operation ........ 10


         PART II        OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K ................................. 12


         Signatures ....................................................... 12

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                                         Sept. 30,    Dec. 31,
                                                            2001        2000
                                                         ---------    ---------
                                                        (Unaudited)   (Audited)
                     ASSETS

CURRENT ASSETS
  Cash                                                   $       6    $     430
                                                         ---------    ---------

Total Current Assets                                             6          430
                                                         ---------    ---------


TOTAL ASSETS                                             $       6    $     430
                                                         =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                       $  59,787    $  55,111
  Loans Payable                                              6,000        1,750
                                                         ---------    ---------

Total Liabilities                                           65,787       56,861
                                                         ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares issued or
  outstanding                                                 --           --

  Common stock, $.001 par value; 50,000,000
    shares authorized, 320,000 shares issued
    and outstanding                                            320          320

  Additional paid-in capital                                62,805       62,805

  Deficit accumulated during the
    development stage                                     (128,906)    (119,556)
                                                         ---------    ---------

Total Stockholders' Equity (Deficit)                       (65,781)     (56,431)
                                                         ---------    ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                         $       6    $     430
                                                         =========    =========


                 See accompanying notes to financial statements.



                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)


                                                                       Cumulative from
                                                                          inception
                                           For The Nine Months Ended   (Feb. 13, 1989)
                                           -------------------------       through
                                            Sept. 30,      Sept. 30,      Sept. 30,
                                               2001          2000           2001
                                               ----          ----           ----

Revenues                                    $       0      $       0      $       0
                                            ---------      ---------      ---------


Costs and Expenses:
  Legal and accounting services                 8,850         13,935         96,730
  Stock transfer and promotion                    500            500         32,848
  Office and postage                                0            591          5,622
  Amortization                                      0              0          1,760
                                            ---------      ---------      ---------

Total Expenses                                  9,350         15,026        136,960
                                            ---------      ---------      ---------


Loss from operations                           (9,350)       (15,026)      (136,960)
                                            ---------      ---------      ---------


Other Income
  Interest income                                   0              0          8,054
                                            ---------      ---------      ---------

Net Loss Incurred during
  Development Stage                         $  (9,350)     $ (15,026)     $(128,906)
                                            =========      =========      =========


Net Loss per common share                   ($   0.03)     ($   0.05)     ($   0.42)
                                            =========      =========      =========



Weighted average shares outstanding           320,000        320,000        303,337
                                            =========      =========      =========

Dividends declared per common
  share                                     $       0      $       0      $       0
                                            =========      =========      =========


                 See accompanying notes to financial statements.



                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                             Statement of Operations
                 Comparison of Quarter Ended September 30, 2001
                      with Quarter Ended September 30, 2000
                                   (Unaudited)



                                           For the 3rd Quarter Ended,
                                                  Sept. 30,
                                              -----------------
                                              2001         2000        Difference
                                              ----         ----        ----------

Revenue                                     $     0       $     0       $     0

Cost, Expenses:

  Legal and accounting                        1,848         2,281          (433)

  Stock transfer and promotion                    0             0             0

  Office and postage                              0             0             0
                                            -------       -------       -------

Total expenses                                1,848         2,281          (433)
                                            -------       -------       -------


  Net Loss                                  $(1,848)      $(2,281)      $   433
                                            =======       =======       =======




                 See accompanying notes to financial statements.



                              RENEGADE VENTURE (NEV.) CORPORATION
                                 (A Development Stage Company)
                                   Statements of Cash Flows
                                          (Unaudited)

                                                                                 Cumulative from
                                                                                    inception
                                                  For The Nine Months Ended      (Feb. 13, 1989)
                                                  --------------------------         through
                                                  Sept. 30,        Sept. 30,        Sept. 30,
                                                     2001            2000             2001
                                                     ----            ----             ----


Cash flow operating activities
  Net loss                                        $  (9,350)       $ (15,026)      $(128,906)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization                                          0                0           1,760
    Increase (decrease) in
      accounts payable                                8,926            6,172          65,787
                                                  ---------        ---------       ---------

Net cash provided by (used In)
  operating activities                                 (424)          (8,854)        (61,359)


Cash flow from investing activities:
------------------------------------
  Organization costs incurred                             0                0          (1,760)
                                                  ---------        ---------       ---------

Cash flows from financing activities:
-------------------------------------
Net proceeds from issuance of
    common stock                                          0                0          63,125
                                                  ---------        ---------       ---------


Net increase (decrease) in cash                        (424)          (8,854)              6

Cash and cash equivalents at beg. period                430            8,855               0
                                                  ---------        ---------       ---------


Cash and cash equivalents at end of period        $       6        $       1       $       6
                                                  =========        =========       =========


                        See accompanying notes to financial statements.

                                              6

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                               September 30, 2001


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

     During 1996, the Company's shareholders approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse- stock split discussed above, to be issued to key employees, officers, directors and certain other persons affiliated with the Company as compensation. As part of the 1997 redomiciliation to Nevada (see below), the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada corporation. As of September 30, 2001, no common shares have been issued under the 1997 Employee Stock Compensation Plan. On May 5, 1999, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. The option price is $.05 per share and the options expire May 4, 2002.

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

     Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the Company for the use of this office space. During 2001 and 2000 this director charged the Company $1,052 and $8,007, respectively, for legal services performed during each year. All of these fees are unpaid and included in accounts payable in the accompanying financial statements. As of September 30, 2001, the total accounts payable of $59,787 is due to the director for legal fees and related expenses.

     In addition, this same director advanced the Company funds during 2001 totaling $6,000 to meet cash flow needs. This loan bears interest at 8% APR and is payable upon demand. This director and another officer and director have committed to continuing to make advance to the Company at similar terms to provide for its cash flow needs on an as-needed basis.

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

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $33,521 consisting of the tax effects of net operating loss carryforwards. As of September 30, 2001, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized. At September 30, 2001, the Company has a net operating loss carryforward of approximately $128,806 which expires between the years ended December 31, 2006 and 2016.

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

     RESULTS OF OPERATIONS

     THIRD QUARTER 2001. During the quarter ended September 30, 2001, the third quarter of the year, the Company incurred a net loss of $1,848. Expenses for the third quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     THIRD QUARTER 2000. During the quarter ended September 30, 2000, the Company had no revenues and incurred a net loss of $2,281. Expenses for the third quarter of 2000 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.. The Company paid no rent or salaries during the third quarter of 2000.

     LIQUIDITY AND CAPITAL RESOURCES. The Company had $6 cash on hand at the end of the third quarter. The Company has, since inception, accumulated a deficit (net loss) of $128,906.

     Renegade has no commitment for any capital expenditure and foresees none. However, Renegade will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Renegade's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal quarter ending September 30, 2001. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

DATED: November 8, 2001
                                        RENEGADE VENTURE (NEV.) CORPORATION



                                        By /s/ Randy J. Sasaki
                                        ----------------------
                                        Randy J. Sasaki, Chief Executive Officer
                                        and Chief Financial Officer