Form 10KSB40
period 2001-12-31
RENEGADE VENTURE NEV CORP
filed 2002-03-27
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For year ended December 31, 2001                     Commission File No. 0-28575


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

     The aggregate market value of the 122,875 shares of common stock of the registrant held by non-affiliates on December 31, 2001, was approximately $45,078.00


     At December 31, 2001, a total of 320,000 shares of common stock were outstanding.

                                TABLE OF CONTENTS




                                     PART I


Item 1. Description of Business ...........................................    3

Item 2. Description of Property ...........................................   11

Item 3. Legal Proceedings .................................................   11

Item 4. Submission of Matters to a Vote of Security Holders ...............   11


                                    PART II


Item 5. Market for the Registrant's Common Equity
        and Related Stockholder Matters ...................................   12

Item 6. Management's Discussion and Analysis or Plan of Operation .........   12

Item 7. Financial Statements ..............................................   14

Item 8. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure ............................   14


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act .................   14

Item 10. Executive Compensation ...........................................   17

Item 11. Security Ownership of Certain Beneficial Owners and Management ...   18

Item 12. Certain Relationships and Related Transactions ...................   19

Item 13. Exhibits and Reports on Form 8-K .................................   19


Index to Financial Statements .............................................   21


Financial Statements ......................................................  F-1


Signatures ................................................................   22

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


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote or for the written consent of security shareholders for the year ended December 31, 2001, and no meeting of shareholders was held.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

PRICE RANGE OF COMMON STOCK

     During the fiscal year ended December 31, 2001, the Common Shares were quoted under symbol "RDVN" on the Pink Sheets operated by the National Quotation Bureau, but few transactions have taken place, and there is no market for the Common Shares at this time. The common shares are quoted at a bid price of $.25 and an ask price of $.72.

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

HOLDERS

     Renegade had approximately 51 shareholders of record as of December 31, 2001, which number may not include shareholders whose shares are held in street or nominee names.

DIVIDENDS

     Renegade does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on Renegade's earnings (if any) and its cash requirements at that time.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN of OPERATION

     Renegade is a blank check company whose plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Renegade will not be restricted in its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business, including service, finance, mining, manufacturing, real estate, oil and gas, distribution, transportation, medical, communications, high technology, biotechnology or any other. Management's discretion is, as a practical matter, unlimited in the selection of a combination candidate. Management of Renegade will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Renegade's shareholders. For further information on Renegade's plan of operation and business, see PART I, Item 1 above.

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

RESULTS OF OPERATIONS

     2001. For the year ended December 31, 2001, Renegade had no revenues and incurred a net loss of $11,166 as compared to a net loss of $18,182 for the year ended December 31, 2000. Expenses in calendar 2001 related primarily to miscellaneous filing fees, accounting fees and legal fees, as they did in 2000.

     2000. For the year ended December 31, 2000, Renegade had no revenues and incurred a net loss of $18,182 as compared to a net loss of $10,076 for the year ended December 31, 1999. Expenses in calendar 2000 related primarily to miscellaneous filing fees, accounting fees and legal fees, as they did in 1999.

LIQUIDITY and CAPITAL RESOURCES

     Renegade had $676 in cash on hand at December 31, 2001 and had no other assets to meet ongoing expenses or debts that may accumulate. Since inception, Renegade has accumulated a deficit (net loss) of $130,722. Renegade has debts totalling $60,857, principally fees owed to its legal counsel for services rendered.

     Renegade has no commitment for any capital expenditure and foresees none. However, Renegade will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Renegade's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 in the fiscal year ending December 31, 2002. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

      Name                 Age                    Position
      ----                 ---                    --------
Randy J. Sasaki            43       Director and Chairman of the Board,
                                    President, Chief Executive  Officer,  Chief
                                    Financial and Accounting Officer, since
                                    April 13, 1994

John D. Brasher Jr.        50       Director since October 29, 1997

Thomas M. Liston           47       Secretary, Treasurer, Director since
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

Item 10. EXECUTIVE COMPENSATION.

CASH and OTHER COMPENSATION

     During the year ended December 31, 2001, Renegade paid no cash or cash equivalent compensation to its executive officers and directors. Renegade has no other agreement or understanding, express or implied, with any director or executive officer concerning employment or cash or other compensation for services.

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


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 2001, the stock ownership of each officer and director of Renegade, of all officers and directors of Renegade as a group, and of each person known by Renegade to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of Renegade, except as noted.

                                               Amount
   Name and Address of                   Common Stock Owned    Percent of Common
   of Beneficial Owner                      Beneficially       Stock Outstanding
   -------------------                      ------------       -----------------

*Randy J. Sasaki .......................     512,500 (1)              38.8%
      90 Madison Street,  Suite 707
      Denver, Colorado 80206

*John D. Brasher Jr. ...................     525,000 (1)              39.7%
      90 Madison Street
      Suite 707
      Denver, Colorado 80206

*Thomas Liston .........................        -0-                    -0-
      2604 South Xanadu Way
      Aurora, Colorado 80014

      *All directors and executive
      executive officers (3 persons) ...     1,037,500                78.5%


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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Renegade is not indebted to any current or former officer, director, promoter or control person, except for $60,857 owed to its counsel, director John D. Brasher Jr., for legal services rendered. Renegade has no understanding with its officers, directors or shareholders, pursuant to which such persons are required to contribute capital to Renegade, loan money or otherwise provide funds to Renegade, although management expects that one or more of such persons may make funds available to Renegade in the event of need to cover operating expenses.

     No officer, director or employee of Renegade or its predecessor received a salary of $60,000 or more in 2001 or 2000. There were no transactions, or series of transactions, for the years ended December 31, 2001 or 2000, nor are there any currently proposed transactions, or series of transactions, to which Renegade is (or Renegade or its predecessor was) a party, in which the amount exceeds $60,000, and in which to the knowledge of Renegade any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.


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
               33-30476 dated August 11, 1989 ............................    1

     3.2 Bylaws of Renegade Venture Corporation, incorporated by reference to Exhibit 3.2 to registration statement on
               form S-18, file No. 33-30476 dated August 11, 1989 ........    1

     3.5       Amendment to Articles of Incorporation of Renegade
               Venture Corporation, incorporated by reference from
               Exhibit 3.5 to Form 8-K dated August 16, 1996 .............    1

     3.6       Articles and Certificate of Merger dated September 18,
               1997, between Renegade Venture Corporation and Renegade
               Venture (Nev.) Corporation, a Nevada corporation, with
               Merger Agreement attached thereto as Exhibit A,
               incorporated by reference to Exhibit 2.1 to Form 8-K
               dated October 2, 1997 .....................................    1

     3.7 Certificate of Incorporation of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.1
               to Form 8-K dated October 2, 1997 .........................    1

     3.8       Bylaws of Renegade Venture (Nev.) Corporation,
               incorporated by reference to Exhibit 3.2 to Form 8-K
               dated October 2, 1997 .....................................    1

     4.1       Specimen common stock certificate, incorporated by
               reference to Exhibit 4.1 to registration statement of
               Form S-18, file No. 33-30476 dated August 11, 1989 ........    1

     10.1      1997 Compensatory Stock Option Plan, incorporated by
               reference to Exhibit 10.1 to Form 8-K dated October 2,
               1997 ......................................................    1

     10.2      1997 Employee Stock Compensation Plan, incorporated by
               reference to Exhibit 10.2 to Form 8-K dated October 2,
               1997 ......................................................    1

     10.3      Common Stock Option granted to Randy J. Sasaki ............    1

     10.4      Common Stock Option granted to John D. Brasher Jr. ........    1


               1 - Incorporated by reference to another registration statement, report or document.
               2 -  Included as part of this Report.

     (b) Reports on Form 8-K. NONE

Index to Financial Statements:


INDEPENDENT AUDITOR's REPORT .............................................   F-1

BALANCE SHEET as of December 31, 2001 ....................................   F-2

STATEMENTS OF OPERATIONS for years ended
 December 31, 2001 and 2000 and from Inception
 (February 13, 1989) through December 31, 2001 ...........................   F-3

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 from Inception (February 13, 1989) through
 December 31, 2001 .......................................................   F-4


STATEMENTS OF CASH FLOWS for years ended
 December 31, 2001 and 2000 and from Inception
 (February 13, 1989) through December 31, 2001  F-5

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES ...............................   F-6

NOTES TO FINANCIAL STATEMENTS ............................................   F-6

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



To the Board of Directors
Renegade Venture (Nev.) Corporation
Denver, Colorado

I have audited the accompanying balance sheet of Renegade Venture (Nev.) Corporation (a development stage company) as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 2001 and 2000, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly the financial position of Renegade Venture (Nev.) Corporation as of December 31, 2001 and the results of its operations, changes in stockholders' equity (deficit) and cash flows for each of the years ended December 31, 2001 and 2000, and the related cumulative amounts for the period from inception (February 13, 1989) to December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses since inception, has a lack of liquidity and a working capital deficit as of December 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brian J. Wilcomb, CPA, P.C.
-------------------------------
Brian J. Wilcomb, CPA, P.C.
February 13, 2002
Louisville, Colorado

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                                  BALANCE SHEET
                                DECEMBER 31, 2001

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash held by trustee                                                $     676
                                                                      ---------

TOTAL ASSETS                                                          $     676
                                                                      =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES
  Accounts payable  (note 2)                                          $  60,857
  Note Payable - officer (note 2)                                         7,000
  Accrued Interest (note 3)                                                 416
                                                                      ---------
       Total Current Liabilities                                         68,273
                                                                      ---------
STOCKHOLDERS' EQUITY (DEFICIT)
 Common stock (note 4), .001 par value,
  50,000,000 shares authorized, 320,000
  shares issued and outstanding                                             320

Additional paid-in capital                                               62,805

Preferred stock (note 4), .001 par value,
  5,000,000 shares authorized, no shares
  issued or outstanding                                                    --

  Deficit accumulated during
    development stage                                                  (130,722)
                                                                      ---------
       Stockholders' Equity (Deficit)                                   (67,597)
                                                                      ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                      $     676
                                                                      =========


    The accompanying notes are an integral part of this financial statement.



                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                             STATEMENT OF OPERATIONS



                                                Year Ended       Period From Inception
                                                December 31,      (February 13, 1989)
                                            2001           2000   to December 31, 2001
                                          ---------     --------- --------------------

REVENUE                                   $       0     $       0     $       0
                                          ---------     ---------     ---------
EXPENSES:
  Legal and accounting                        9,105        10,940        96,553
  Stock transfer and promotion                1,399         6,904        34,179
  Office and postage                            246           338         5,868
  Interest                                      416          --             416
  Amortization                                 --            --           1,760
                                          ---------     ---------     ---------
   Total Expenses                            11,166        18,182       138,776
                                          ---------     ---------     ---------

   Loss from operations                     (11,166)      (18,182)     (138,776)
                                          ---------     ---------     ---------

OTHER INCOME (EXPENSE):
  Interest income                              --            --           8,054
                                          ---------     ---------     ---------

NET LOSS INCURRED DURING
  DEVELOPMENT STAGE                       ($ 11,166)    ($ 18,182)    ($130,722)
                                          =========     =========     =========


NET LOSS PER SHARE (a)                    ($   0.03)    ($   0.06)    ($   0.43)
                                          ---------     ---------     ---------

WEIGHTED AVERAGE SHARES
   OUTSTANDING                              320,000       320,000       304,285
                                          =========     =========     =========

DIVIDENDS DECLARED
   PER SHARE                                   --            --            --
                                          =========     =========     =========


                 See accompanying notes to financial statements.



                              RENEGADE VENTURE (NEV.) CORPORATION
                                 (a development stage company)
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                     PERIOD FROM INCEPTION
                                      (FEBRUARY 13, 1989)
                                     TO DECEMBER 31, 2001

                                                                         Deficit
                                                                       Accumulated
                                      Common stock                        During
                                  No. of Shs                 Paid-in   Development
                                   (000's)      Dollars      Capital      Stage        Total
                                  ---------    ---------    ---------   ---------    ---------

Issuance of common stock,
  net of issuance costs              32,000    $   3,200    $  59,925                $  63,125

Reverse stock-split
  August 9, 1996 -
   Cancel outstanding shares        (32,000)
   Issue replacement shares             320

Eliminate par value
  August 9, 1996                                  59,925      (59,925)                    --

Reinstate par value upon
  redomiciliation to Nevada                      (62,805)      62,805                     --

Loss for the period from
  inception (February 13, 1989)
  to December 31, 1999                                                  ($101,374)    (101,374)
                                  ---------    ---------    ---------   ---------    ---------
Balance - December 31, 1999             320          320       62,805    (101,374)     (38,249)

Loss for the period ended
  December 31, 2000                                                       (18,182)     (18,182)
                                  ---------    ---------    ---------   ---------    ---------
Balance - December 31, 2000             320          320       62,805    (119,556)     (56,431)

Loss for the period ended
  December 31, 2001                                                       (11,166)     (11,166)
                                  ---------    ---------    ---------   ---------    ---------
Balance - December 31, 2001             320    $     320    $  62,805   ($130,722)   ($ 67,597)
                                  =========    =========    =========   =========    =========


           The accompanying notes are an integral part of this financial statement.



                       RENEGADE VENTURE (NEV.) CORPORATION
                          (a development stage company)
                             STATEMENT OF CASH FLOWS

                                                Year Ended        Period From Inception
                                                December 31,       (February 13, 1989)
                                             2001          2000   to December 31, 2001
                                          ---------     --------- --------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                                ($ 11,166)    ($ 18,182)    ($130,722)
  Adjustments to reconcile net
  loss to net cash used by
  operating activities:
    Amortization                               --            --           1,760
    Increase in accounts payable              5,746         8,007        60,857
    Increase in accrued interest                416          --             416
                                          ---------     ---------     ---------
Net cash provided by operating
  activities                                 (5,004)      (10,175)      (67,689)
                                          ---------     ---------     ---------
CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Net proceeds from issuance of
    common stock                               --            --          63,125
  Proceeds from loan from officer             5,250         1,750         7,000
                                          ---------     ---------     ---------
  Net cash provided by
    financing activities                      5,250         1,750        70,125
                                          ---------     ---------     ---------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Organization costs incurred                  --            --          (1,760)
                                          ---------     ---------     ---------

  Net cash used by
    investing activities                          0             0        (1,760)

 NET INCREASE (DECREASE)
   IN CASH                                      246        (8,425)          676

CASH AND CASH EQUIVALENTS -
   BEGINNING OF PERIOD                          430         8,855             0
                                          ---------     ---------     ---------
CASH AND CASH EQUIVALENTS -
   END OF PERIOD                          $     676     $     430     $     676
                                          =========     =========     =========



     The accompanying notes are an integral part of this financial statement

                                       F-5

                       RENEGADE VENTURE (Nev.) CORPORATION
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

1. General and Summary of Significant Accounting Policies
---------------------------------------------------------

Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation, (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. Through December 31, 2001 the Company had been seeking a viable prospective opportunity and had not engaged in any other activities.

During 1997, the Company was redomiciled as a Nevada corporation through a merger with a newly formed Nevada corporation, Renegade Venture (Nev.) Corporation, a wholly-owned subsidiary of Renegade Venture Corporation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no revenues as of December 31, 2001 and has incurred losses of $130,722 since inception (February 13, 1989). The Company has no operating history or revenue, and expects losses to continue in the foreseeable future until a suitable, profitable merger partner is located. The Company has exhausted all of the cash raised by its initial public offering, and is now relying on loans from officers and stockholders to meet cash flow needs. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable amount of time.

Officers and stockholders plan to continue advancing funds on an as-needed basis (see note 3). The Company also intends to continue seeking a suitable merger partner which would provide capital through operations. There is no assurance, however, that the officers and stockholders will continue to advance funds or that a suitable merger partner will be located. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome from this uncertainty.

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

-----------------------------------------------------------------

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

Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the company for the use of this office space. During 2001 and 2000 this director charged the Company $5,500 and $8,000, respectively, for legal services performed during each year. All of these fees are unpaid and included in accounts payable the accompanying financial statements. All of the $60,857 of accounts payable balance included on the financial statements as of December 31, 2001 was due to this director for legal fees and related expenses.


3. Notes Payable - Stockholders
-------------------------------

Two different officers advanced the Company funds during 2000 and 2001. The balances were as follows as of December 31, 2001.

President and CEO, no collateral,
interest at 8%, payable upon demand             $2,500

Director, no collateral, interest at
8%; principal and interest payable
upon demand                                      4,500
                                                ------


Total, all current                              $7,000
                                                ======

Interest totaling $416 had accrued on these two notes as of December 31, 2001. The officers who made these loans have committed to continue loaning funds to the company on as as-needed basis under similar terms for the foreseeable future.

4. Common Stock Transactions
----------------------------

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

During 1996, the Company's shareholders approved the 1994 Compensatory Stock Option Plan. The plan provides for options to purchase up to 2,000,000 shares of common stock, after the reverse-stock split discussed above. The options give the right to purchase common stock at "fair market value" as determined by the

------------------------------------

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

As part of the 1997 redomiciliation to Nevada, the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan.

On May 5, 2000, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. The option price is $.05 per share and the options expire May 4, 2002. As of December 31, 2001, no common shares of stock under the Employee Stock Compensatory Plan had been issued.


5. Income Taxes
---------------

The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $26,000 consisting of the tax effects of net operating loss carryforwards. As of December 31, 2001, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized.

At December 31, 2001, the Company has a net operating loss carryforward of approximately $130,000 which expires between the years ended December 31, 2005 and 2016.


6. Use of Estimates in the Preparation of Financial Statements
--------------------------------------------------------------

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

Date:  March 25, 2002
                                       RENEGADE VENTURE (NEV.) CORPORATION



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

        Name                            Title                            Date
        ----                            -----                            ----

/s/ Randy J. Sasaki            Director, President, Chief              3/25/2002
-------------------            Executive Officer, Chief
Randy J. Sasaki                Financial Officer, Chief
                               Accounting Officer


                               Secretary, Director
-------------------
Thomas Liston


/s/ John D. Brasher Jr.        Director                                3/25/2002
-----------------------
John D. Brasher Jr.