Form 10QSB
period 2002-03-31
RENEGADE VENTURE NEV CORP
filed 2002-05-02
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended March 31, 2002                     Commission File No. 0-28575


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

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2002 are as follows:


          Class of Securities                           Shares Outstanding
          -------------------                           ------------------
     Common Stock, $.001 par value                           320,000

                                      INDEX
                                                                         Page of
                                                                          Report
                                                                          ------

            PART I.        FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Balance Sheets:

            As of March 31, 2002 (Unaudited) and December 31, 2001
            (audited)......................................................    3

            Statements of Operations (Unaudited):

            For the three months ended March 31, 2002 and 2001 and
            cumulative from inception (February 13, 1989) through
            March 31, 2002................................................     4

            Statements of Cash Flows (Unaudited):

            For the three months ended March 31, 2002 and 2001 and
            cumulative from inception (February 13, 1989) through
            March 31, 2002................................................     5

            Notes to Financial Statements (Unaudited).....................     6


Item 2.     Management's Discussion and Analysis or Plan of Operation ....     9


            PART II.       OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K..............................    11


            Signatures....................................................    11



                           RENEGADE VENTURE (NEV.) CORPORATION
                              (A Development Stage Company)
                                     Balance Sheets

                                                                 March 31,     Dec.31,
                                                                   2002         2001
                                                                 ---------    ---------
                                                                (Unaudited)   (Audited)
                                         ASSETS

CURRENT ASSETS
  Cash held by trustee                                           $     151    $     676
                                                                 ---------    ---------

TOTAL ASSETS                                                     $     151    $     676
                                                                 =========    =========


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                               $  63,662    $  60,857
  Notes payable                                                      9,160        7,000
  Accrued interest                                                     563          416
                                                                 ---------    ---------
Total Current Liabilities                                           73,385       68,273
                                                                 ---------    ---------

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, $.001 par value,
  5,000,000 shares authorized, no shares
  issued or outstanding                                               --           --

  Common stock, $.001 par value; 50,000,000
  shares authorized, 320,000 shares issued
  and outstanding                                                      320          320

  Additional paid-in capital                                        62,805       62,805

  Deficit accumulated during the
    development stage                                             (136,359)    (130,722)
                                                                 ---------    ---------

Total  Stockholders' Equity (Deficit)                              (73,234)     (67,597)
                                                                 ---------    ---------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                 $     151    $     676
                                                                 =========    =========


                     See accompanying notes to financial statements.

                                           3



                          RENEGADE VENTURE (NEV.) CORPORATION
                             (A Development Stage Company)
                               Statements of Operations
                                      (Unaudited)



                                                   For The             Cumulative from
                                              Three Months Ended          inception
                                            ----------------------     (Feb. 13, 1989)
                                            March 30,    March 30,         through
                                            ---------    ---------        March 30,
                                               2002         2001            2002
                                               ----         ----            ----

Revenue                                     $       0    $       0       $       0



Expenses:
  Legal and accounting                          4,660        4,945         101,213
  Stock transfer and promotion                    525          783          34,704
  Office and postage                              305            0           6,173
  Interest                                        147            0             563
  Amortization                                      0            0           1,760
                                            ---------    ---------       ---------
Total Expenses                                  5,637        5,728         144,413
                                            ---------    ---------       ---------

Loss from operations                           (5,637)      (5,728)       (144,374)
                                            ---------    ---------       ---------

Other Income (Expense)
  Interest income                                   0            0           8,054
                                            ---------    ---------       ---------
Net Loss Incurred During
  Development Stage                         $  (5,637)   $  (5,728)      $(136,359)
                                            =========    =========       =========

Net Loss per common share                   ($   0.02)   ($   0.02)
                                            =========    =========

Weighted average shares outstanding           320,000      320,000
                                            =========    =========
Dividends declared per common
  share                                     $       0    $       0


                    See accompanying notes to financial statements.

                                          4



                           RENEGADE VENTURE (NEV.) CORPORATION
                              (A Development Stage Company)
                                Statements of Cash Flows
                                       (Unaudited)




                                                     For The             Cumulative from
                                               Three Months Ended           inception
                                             ----------------------      (Feb.13, 1989)
                                              March 31,   March 31,          through
                                             ---------    ---------          March 31,
                                                2002         2001              2002
                                                ----         ----              ----

Cash flows operating activities:
--------------------------------
  Net loss                                   $  (5,637)   $  (5,728)        $(136,359)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Amortization                                     0            0             1,760
    Increase in accounts payable                 2,805        2,545            63,662
    Increase in accrued interest                   147            0               563

Net cash provided by                         ---------    ---------         ---------
  operating activities                          (2,685)      (3,183)          (70,374)

Cash flow from investing activities:
------------------------------------
  Organization costs incurred                        0            0            (1,760)
                                             ---------    ---------         =========
Cash flows from financing activities:
-------------------------------------
  Notes and loans                                2,160        3,000             9,160
  Net proceeds from issuance of
    common stock                                     0            0            63,125
                                             ---------    ---------         ---------


Cash provided                                    2,160        3,000            72,285
                                             ---------    ---------         ---------

Net increase (decrease) in cash                   (525)        (183)              151

Cash at beginning of period                        676          430                 0
                                             ---------    ---------         ---------

Cash at end of period                        $     151    $     247         $     151
                                             =========    =========         =========


                      See accompanying notes to financial statements.

                                       5

                       RENEGADE VENTURE (NEV.) CORPORATION
                          (A Development Stage Company)
                          Notes To Financial Statements
                                 March 31, 2002


1.   Description of Business

     Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation (the "Company") was incorporated on February 13, 1989. The Company was formed as a Blank Check Company to obtain funding from a public offering in order to provide a vehicle to acquire or engage in business opportunities that management believes have potential for profitability. The Company continues to seek a viable prospective opportunity and has not engaged in any other activity.

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

     Since 1994, the Company has maintained its office at the office of the Company's legal counsel, who is also a director of the Company. No rent is charged to the Company for the use of this office space. During 2001 and 2000 this director charged the Company $5,550 and $8,000, respectively, for legal services performed during each year. All of these fees are unpaid and included in accounts payable in the accompanying financial statements. As of March 31, 2002, the total accounts payable of $63,662 is due to the director for legal fees and related expenses.

     In addition, this same director advanced the Company funds during 2001 totaling $3,000 to meet cash flow needs. This loan bears interest at 8% APR and is payable upon demand. This director and another officer and director have committed to continuing to make advance to the Company at similar terms to provide for its cash flow needs on an as-needed basis. During the first quarter of 2002 they loaned an additional $2,160 to the Company.

5.   Income Taxes

     The difference between the tax basis of assets and liabilities gives rise to a net deferred tax asset of approximately $26,000 consisting of the tax effects of net operating loss carryforwards. As of March 31, 2002, a valuation allowance equal to the net deferred tax asset recognized has been recorded, as it was determined that the deferred tax asset may never be realized. At March 31, 2002, the Company has a net operating loss carryforward of approximately $136,000 which expires between the years ended December 31, 2005 and 2016.

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

     RESULTS OF OPERATIONS

     FIRST QUARTER 2002. During the quarter ended March 31, 2002, the first quarter of the year, the Company incurred a net loss of $5,637. Expenses for the first quarter related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings. The Company paid no rent or salaries during the quarter.

     FIRST QUARTER 2001. During the quarter ended March 31, 2002, the Company had no revenues and incurred a net loss of $5,728. Expenses for the first quarter of 2001 related primarily to accounting fees, legal fees and other costs incurred in regard to the Company's SEC filings.. The Company paid no rent or salaries during the first quarter of 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company had $151 cash on hand at the end of the first quarter. The Company has, since inception, accumulated a deficit (net loss) of $136,359.

     Renegade has no commitment for any capital expenditure and foresees none. However, Renegade will incur routine fees and expenses incident to its reporting duties as a public company, and it will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event it makes an acquisition or attempts but is unable to complete an acquisition. Renegade's cash requirements for the next twelve months are relatively modest, principally accounting expenses and other expenses relating to making filings required under the Securities Exchange Act of 1934 (the "Exchange Act"), which should not exceed $10,000 for the fiscal year ending December 31, 2002. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

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

DATED: May 1, 2002

                                            RENEGADE VENTURE (NEV.) CORPORATION


                                            By:  /s/  Randy J. Sasaki
                                               --------------------------------
                                                      Randy J. Sasaki,
                                                      Chief Executive Officer
                                                      and Chief Financial
                                                      Officer