Form 10QSB
period 2002-06-30
RENEGADE VENTURE NEV CORP
filed 2002-09-18
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


           FOR QUARTER ENDED JUNE 30, 2002 COMMISSION FILE NO. 0-28575


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


Yes [X] No [ ]


The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2002 are as follows:


          Class of Securities                           Shares Outstanding
          -------------------                           ------------------
     Common Stock, $.001 par value                           18,640,000


                Transitional Small Business Format Yes [ ] No [X]

INDEX

                                                                         Page of
                                                                          Report
                                                                         -------
                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.
          Balance Sheet:
          As of June 30, 2002 (Unaudited)                                      1

          Statements of Operations:
          For the six months ended June 30, 2002 and 2001 (Unaudited)          2

          Statement of Changes in Stockholders'Equity
          For the six months ended June 30, 2002 (Unaudited)                   3

          Statements of Cash Flows (Unaudited):
          For the six months ended June 30, 2002 and 2001 (Unaudited)          4

          Notes to Financial Statements (Unaudited)                            5

Item 2.   Management's Discussion and Analysis or Plan of Operation

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          Signatures

                       RENEGADE VENTURE (NEV) CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $     5,094
  Accounts receivable                                                   721,947
  Prepaid expenses                                                       52,126
  Other current assets                                                    1,425
                                                                    -----------

          Total Current Assets                                          780,592

Property, plant and equipment                                            39,878
Goodwill                                                                 47,853
Other non-current assets                                                  3,000
                                                                    -----------

          Total Assets                                              $   871,323
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note payable - related party                                      $     9,310
  Accounts payable
  - trade                                                               210,047
  - related party                                                         9,379
  Due to factor                                                         322,500
  Billings in excess of costs and estimated
    earnings on contracts in progress                                    13,620
  Accrued liabilities                                                   395,072
                                                                    -----------

          Total Liabilities                                             959,928
                                                                    -----------

Commitments and Contingencies:                                               --

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                              --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 18,970,000 shares issued and 18,640,000                  18,970
    shares outstanding
  Additional paid-in capital                                          1,807,465
  Accumulated deficit                                                (1,816,040)
                                                                    -----------
          Total paid-in capital and accumulated deficit                  10,395
  Less: treasury stock, at cost, 330,000 shares                         (99,000)
                                                                    -----------

          Total Stockholders' Equity                                    (88,605)
                                                                    -----------

          Total Liabilities and Stockholders' Equity                $   871,323
                                                                    ===========

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                       RENEGADE VENTURE (NEV) CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                   Three Month      Six Month
                                                   Period Ended    Period Ended
                                                    6/30/2002       6/30/2002
                                                   ------------    ------------
Net Sales                                          $  1,487,569    $  1,487,569

Cost of Sales                                         1,399,857       1,399,857
                                                   ------------    ------------

Gross Profit                                             87,712          87,712

Selling, general and administrative expenses         (1,896,609)     (1,896,609)
                                                   ------------    ------------

Loss from Operations                                 (1,808,897)     (1,808,897)

Other Income (Expense):
  Interest expense                                       (7,343)         (7,343)
  Miscellaneous income                                      200             200
                                                   ------------    ------------

Net Loss                                           $ (1,816,040)   $ (1,816,040)
                                                   ============    ============

Basic and diluted earnings per share               $      (0.10)   $      (0.10)
                                                   ============    ============

Weighted average common shares outstanding           18,073,948      18,073,948
                                                   ============    ============

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                       RENEGADE VENTURE (NEV) CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                       Common Stock                            Additional                        Total
                               ----------------------------     Treasury        Paid-in       Accumulated     Stockholders'
                                  Shares          Amount         Stock          Capital         Deficit          Equity
                               ------------    ------------   ------------    ------------    ------------    ------------
Balance at March 31, 2002           320,000    $        320   $         --    $     62,805    $   (136,359)   $    (73,234)

Exercise of stock options         1,000,000           1,000             --          49,000              --          50,000

Loss prior to reverse
  merger                                 --              --             --              --         (25,449)        (25,449)
                               ------------    ------------   ------------    ------------    ------------    ------------

Balance prior to mergers          1,320,000           1,320             --         111,805        (161,808)        (48,683)

Acquisition of Johnstone
  Softmachine Corporation         3,000,000           3,000             --          (3,000)             --              --

Effect of reverse merger                 --
  with Hamilton Aerospace        12,500,000          12,500             --         274,910         161,808         449,218
                               ------------    ------------   ------------    ------------    ------------    ------------

Balance after reverse merger     16,820,000          16,820             --         383,715              --         400,535

Issuance of stock for
  services                        2,150,000           2,150             --       1,377,850              --       1,380,000

Stock surrendered                  (330,000)             --        (99,000)             --              --         (99,000)

Options granted                          --              --             --          45,900              --          45,900

Net loss for the six month
  period ended June 30, 2002             --              --             --              --      (1,816,040)     (1,816,040)
                               ------------    ------------   ------------    ------------    ------------    ------------

Balance at June 30, 2002         18,640,000    $     18,970   $    (99,000)   $  1,807,465    $ (1,816,040)   $    (88,605)
                               ============    ============   ============    ============    ============    ============

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                       RENEGADE VENTURE (NEV) CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                   Three Month      Six Month
                                                   Period Ended    Period Ended
                                                    6/30/2002       6/30/2002
                                                   ------------    ------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
  Net Loss                                         $ (1,816,040)   $ (1,816,040)

Adjustments to reconcile net loss to net cash
  provided (Used) by operating activities:
  Depreciation                                            1,467           1,467
  Consulting services paid with stock                 1,326,900       1,326,900
Changes in Assets and Liabilities:
  Accounts receivable                                  (721,947)       (721,947)
  Prepaid expenses                                      (52,126)        (52,126)
  Other current assets                                   (1,425)         (1,425)
  Other non-current assets                               (3,000)         (3,000)
  Accounts payable
  - trade                                               171,504         171,504
  - related party                                         9,379           9,379
  Due to factor                                         322,500         322,500
  Billings in excess of costs and estimated
    earnings on contracts in progress                    13,620          13,620
  Accrued liabilities                                   395,072         395,072
                                                   ------------    ------------

Net cash used by operating activities                  (354,096)       (354,096)
                                                   ------------    ------------

Cash flows from investing activities:
  Purchase of property, plant and equipment             (41,345)        (41,345)
                                                   ------------    ------------

Net cash used by investing activities                   (41,345)        (41,345)
                                                   ------------    ------------

Cash flows from financing activities:
  Issuance of stock                                     400,535         400,535
                                                   ------------    ------------

Net cash provided by financing activities               400,535         400,535
                                                   ------------    ------------

Net increase in cash and cash equivalents                 5,094           5,094

Cash and cash equivalents at beginning of period             --              --
                                                   ------------    ------------

Cash and cash equivalents at end of period         $      5,094    $      5,094
                                                   ============    ============

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, certain information and footnote disclosure normally included in financial statements have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc ("Hamilton Aerospace") and Johnstone Softmachine Corporation ("Johnstone"), collectively, the "Company". All significant intercompany accounts and transactions have been eliminated. Hamilton Aerospace performed a reverse merger with Renegade on April 30, 2002. As such, the financial statements reflect the accounting activity of Hamilton Aerospace since its inception, April 5, 2002. No activity prior to April 5, 2002 is reported (See Pending Matter in Footnote 3).

Operating results for the period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

2. ORGANIZATION AND NATURE OF OPERATIONS

Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation was incorporated on February 13, 1989, as a Delaware corporation. In 1997, the Company was re-domiciled as a Nevada Corporation through a merger with a newly formed Nevada Corporation, Renegade Venture (NEV.) Corporation, a wholly-owned subsidiary of Renegade Venture Corporation. On April 30, 2002, the Company did a reverse merger with Hamilton Aerospace Technologies, Inc. (see below). Prior to the merger, the Company was primarily inactive. As a result of the merger, the Company's operations are now focused on large aircraft maintenance, repair and modification services provided to owners and operators of large, transport-category, commercial jet aircraft.

On April 30, 2002, the Company acquired 100% of the common stock of Hamilton Aerospace Technologies, Inc. ("HAT") pursuant to a Stock Exchange Agreement whereby the former shareholders of Hamilton Aerospace received 12,500,000 common shares of Renegade Venture (NEV.) Corporation. Subsequent to the merger there were 16,820,000 total common shares outstanding. Accordingly, this transaction has been accounted for as a reverse merger with Hamilton Aerospace treated as the accounting acquirer, as their stockholders control approximately 74% of the post-merger common stock. As such, the accompanying financial statements refer to the activity of Hamilton Aerospace Technologies, Inc. since its inception, April 5, 2002.

Hamilton Aerospace was formed on April 5, 2002 and commenced operations on April 15, 2002. Hamilton Aerospace provides large aircraft maintenance, repair and modification services to owners and operators of large transport-category commercial jet aircraft. Services of this nature are required and needed by passenger and cargo air carriers, aircraft lessors, and governmental entities.

On April 12, 2002, Renegade Venture (NEV.) Corporation acquired 100% of the common stock of Johnstone Softmachine Corporation (Johnstone) pursuant to the Stock Purchase Agreement and Plan of Reorganization by and between LogiCapital Corporation (the principal shareholder of Johnstone), an entity controlled by John Brasher, who, at that time was a director of Renegade Venture (NEV) Corporation (he has since resigned) and Renegade Venture (NEV.) Corporation. Mr. Brasher was also a principal stockholder of Renegade Venture (NEV.) Corporation prior to the merger. As such, this transaction represented a transfer between control groups and is reported on a historical cost basis.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

2. ORGANIZATION AND NATURE OF OPERATIONS (Continued)

Johnstone was formed on May 8, 1996, has had no substantial operations, and is in the development stage. Johnstone holds a license for certain data and technology that permits the use, reproduction and distribution of certain data by the licensor (LogiCapital Corporation) through financial websites to be designed and operated by Johnstone. The data license agreement has a five (5) year term and requires a royalty payment to the licensor of 20% of gross revenues related to the license, subject to a minimum annual cash payment of $25,000 to keep the license in force. Johnstone currently lacks the funding necessary to commence operations. Management has not yet determined its plan for utilizing the license, or whether the minimum license fee will be paid or the agreement will be allowed to lapse. The effective date of the license agreement is March 31, 2002.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PENDING MATTER

The Company, through its subsidiary, HAT, Inc., had entered into various contracts with a company called Hamilton Aviation, Inc. ("HAM"). Currently, the Company is leasing equipment from HAM on a month-to-month basis for $8,000 per month.

The prior contracts provided for a purchase of HAM and/or a capital lease to acquire HAM's equipment. These contracts have expired or been amended. Accounting standards require the disclosure of the prior company's financial statements if it is deemed that a "business" has been acquired, pursuant to
Article 11-01(d) of Regulation S-X.

Due to the complexities involved in the transactions, the Company has sought a definitive determination with the U.S. Securities and Exchange Commission as to whether a business acquisition has occurred. Should it be decided that the Company has acquired the business of HAM, an amended filing will be made to report the prior financial activity of HAM. It should be noted that HAM has filed for protection under Article II of the U.S. Bankruptcy Code, and currently has either no, or minimal operations.

TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable represent amounts billed but uncollected on both completed and in-progress aircraft repair and maintenance contracts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. As of June 30, 2002, there was no allowance for doubtful accounts, as all receivables were deemed collectible.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed periodically to determine whether any events or circumstances indicate that the carrying amount may not be recoverable. Such review includes estimating future cash flows.

As of June 30, 2002, property and equipment consisted primarily of leasehold improvements which are being depreciated over a period of (5) five years.

GOODWILL

Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the reverse merger with Hamilton Aerospace Technologies, Inc. and Johnstone. The Company adopted Financial Accounting Standard Opinion No. 142, Goodwill and Other Intangibles. Goodwill is reviewed at least annually for any impairment in value. If an impairment has occurred, the goodwill will be adjusted to fair value at that time.

REVENUE AND COST RECOGNITION

Revenues and costs from fixed-price and modified fixed-price repair and maintenance contracts are recognized on the percent-of-completion method, measured by the percentage of labor hours incurred to date to the estimated total of labor hours. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenues from time and material contracts are recognized as the services are performed.

NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB"), Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business.

The Company adopted the provisions of SFAS No. 144 effective as of July 30, 2002. The implementation of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," ("EITF No. 01-09"). EITF No. 01-09 requires recording certain consideration paid to distributors of the Company's products as a reduction of revenue. The Company adopted the provisions of EITF No. 01-09 effective June 30, 2002. The implementation of EITF No. 01-09 did not have a material effect on the Company's financial position and results of operations.

In April of 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. Under SFAS No.145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The scope of the SFAS No.146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No.146 will be effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No.146. Adopting the provisions of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

STOCK-BASED COMPENSATION

As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation, the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

4. SHAREHOLDERS EQUITY

COMMON STOCK

In 1996, the Company's articles of incorporation were amended, making several changes affecting common stock. A reverse-stock split was approved, whereby each 100 shares of original common stock were exchanged into one share of common stock. This action reduced the outstanding common shares from 3,200,000 to 320,000. The number of authorized common shares was increased after the reverse split from 32,000,000 to 50,000,000. In addition, the amount of authorized preferred stock was changed to 5,000,000 shares. As a result of the re-domiciliation to Nevada, statutory par value of $.001 for both common and preferred stock was established.

As discussed in Note 1, the Company has gone through two mergers during the quarter ended June 30, 2002. Under the terms of these mergers, the Company issued 3,000,000 common shares to the stockholders of Johnstone Softmachine Corporation and 12,500,000 shares to the stockholders of Hamilton Aerospace Technologies, Inc. The issuance of these shares is reflected in the accompanying financial statements.

STOCK OPTIONS

During 1996, the Company's shareholders approved the 1994 Compensatory Stock Option Plan. The plan provides for options to purchase up to 2,000,000 shares of common stock, after the reverse-stock split discussed above. The options give the right to purchase common stock at "fair market value," as determined by the Board of Directors, at the date of issuance for a period of up to (5) five years.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

4. SHAREHOLDERS EQUITY (Continued)

During 1996, the Company's shareholders also approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse-stock split discussed above, to be issued to key employees, officers, directors, and certain other persons affiliated with the Company, as compensation. As part of the 1997 re-domiciliation to Nevada, the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee Stock Compensation Plan by the Nevada Corporation. Under the terms of both of these plans, the Company is not permitted to issue options from these plans after April 15, 2004.

During the quarter ended June 30, 2002, the Company's shareholders approved the 2002 Compensatory Stock Option Plan. The plan provides for options to purchase up to 3,000,000 shares of common stock. The options give the right to purchase common stock at "fair market value," as determined by the Board of Directors, at the date of issuance for a period of up to (10) ten years. Under the terms of the plan, the Company is not permitted to issue options from the 2002 Compensatory Stock Option Plan after April 14, 2012.

On May 5, 1999 the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. These options had a (3) three-year term and an exercise price of $.05 per share. These options were exercised on April 30, 2002, resulting in total proceeds to the Company of $50,000. Subsequently, these two directors resigned and were replaced on the board after the reverse merger with Hamilton Aerospace.

On May 3, 2002, the Company granted 920,000 common stock options to an employee and various outside consultants of the Company under the 1997 Compensatory Stock Option Plan. These options have a term of (3) three years and an exercise price of $0.30 per share. The Company recorded an expense of $45,900 for the quarter ended June 30, 2002 for the value of the options granted to outside consultants. This expense is included in selling, general and administrative expenses on the accompanying statement of operations. The fair value of the stock options granted to consultants is based on a risk-free interest rate of 4% and a volatility factor of 83% resulting in a value per option of $0.17.

On May 3, 2002, the Company also granted and issued 1,100,000 shares of common stock to various directors, employees, and consultants of the Company under the 1997 Employee Stock Compensation Plan. The Company recorded an expense of $330,000 for the quarter ended June 30, 2002 as a result of this grant, which is included in selling, general and administrative expenses on the accompanying statement of operations.

On May 31, 2002, the Company granted and issued 650,000 common shares to an employee and consultants in exchange for options granted on May 3, 2002 under the 1997 Compensatory Stock Option Plan for additional services that were rendered. The Company has recorded an expense of $650,000 for the quarter ended June 30, 2002 as a result of this grant, which is included in selling, general and administrative expenses on the accompanying statement of operations.

On May 31, 2002, the Company also granted 400,000 restricted common shares to John B. Sawyer, a Director and Chief Operating Officer of the Company for services rendered during the quarter ended June 30, 2002. The Company recognized an expense of $400,000 for the quarter ended June 30, 2002 as a result of this grant, which is included in selling, general and administrative expenses on the accompanying statement of operations.

Prior to June 30, 2002, 330,000 of the shares previously granted to consultants for services rendered were returned to the Company to reflect a $99,000 adjustment to the value of the services performed.

As of June 30, 2002, the Company had a total of 270,000 stock options outstanding with a weighted average exercise price of $.30 per share. All of these options are exercisable at June 30, 2002 and expire during 2005. The remaining weighted average life of the options outstanding at June 30, 2002 is
2.83 years.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

4. SHAREHOLDERS EQUITY (Continued)

The following is a table of activity for all options:

                                                                     Weighted
                                                    Number of         Average
                                                      Shares      Exercise Price
                                                    ----------    --------------
OPTIONS OUTSTANDING, December 31, 2001               1,000,000      $     0.05
  Granted                                                   --              --
  Exercised                                                 --              --
  Canceled                                                  --              --
                                                    ----------      ----------

OPTIONS OUTSTANDING, March 31, 2002                  1,000,000      $     0.05
  Granted                                              920,000            0.30
  Exercised                                         (1,000,000)           0.05
  Converted to common shares                          (650,000)           0.30
                                                    ----------      ----------

OPTIONS OUTSTANDING, June 30, 2002                     270,000      $     0.30
                                                    ==========      ==========

As of June 30, 2002, the Company has 3,000,000 compensating stock options authorized and available for grant under the terms of the 2002 Compensatory Stock Option Plan. As of June 30,2002, the Company has exceeded the number of shares available for issuance under the 1997 Employee Stock Compensation Plan (see Note 9 Contingencies, for further information).

PRO FORMA STOCK-BASED COMPENSATION DISCLOSURE

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. As of June 30, 2002, there are no options outstanding to employees of the Company, therefore, the Company has no proforma adjusted net loss to disclose.

5. DUE TO FACTOR

As of June 30, 2002, the Company had $322,500 in full recourse financing owed to several factors. The debt is secured by the Company's accounts receivable, and bears interest at a rate of 42% to 52% per annum.

6. RELATED PARTY TRANSACTIONS

NOTE PAYABLE

As of June 30, 2002, the Company had a note payable to a former director in the amount of $9,310. The note bears interest at 8% per annum, and is payable upon demand.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

6. RELATED PARTY TRANSACTIONS (Continued)

HAMILTON AVIATION, INC.

On April 15, 2002, Hamilton Aerospace entered into a Sale of Assets Agreement with Hamilton Aviation, Inc. ("Hamilton Aviation"), a privately held Arizona corporation. The agreement was for the purchase by Hamilton Aerospace of substantially all of Hamilton Aviation's equipment and inventory used in its aircraft maintenance, repair and modification services business. Under the terms of this agreement, the closing date was to be no later than July 15, 2002.

Also on April 15, 2002, Hamilton Aerospace entered into a Lease / Purchase Agreement with Hamilton Aviation for the same assets that were included in the Sale of Assets Agreement. Under the Lease / Purchase Agreement, these assets would be leased for a term of (3) three years or until the Sale of Assets Agreement closed, at which time, all assets would transfer to Hamilton Aerospace. The Lease / Purchase Agreement provided for payments in the amount of $8,000 per month to Hamilton Aviation through April 15, 2005. Provided that the Sale of Assets Agreement did not close by the expiration of the Lease / Purchase Agreement, title of all assets covered under the Lease / Purchase agreement would pass from Hamilton Aviation to Hamilton Aerospace.

On May 9, 2002, Hamilton Aviation filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that time, the Sale of Assets Agreement between Hamilton Aviation and Hamilton Aerospace lapsed and accordingly, the Company continued to operate under the Lease / Purchase Agreement. Subsequent to June 30, 2002, the Company entered into negotiations with the trustee for Hamilton Aviation to re-negotiate the terms of the Lease / Purchase agreement so as to convert it to an operating lease. A new month-to-month lease has been negotiated with payments of $8,000 per month.

The Company is currently operating its aircraft maintenance, repair and modification services business from facilities located in Tucson, Arizona. These facilities were previously occupied by Hamilton Aviation and remain under lease between Hamilton Aviation and the Tucson Airport Authority (the "Airport Authority"). The Company is currently negotiating its own lease with the Airport Authority, however, as of June 30, 2002, the Company is making payments to Hamilton Aviation, who remits the funds to the Tucson Airport Authority.

During the period from April 15, 2002 through May 31, 2002, pending issuance of the Company's FAA Repair Station Certification, Hamilton Aerospace accepted work from its customers and outsourced some of the work to Hamilton Aviation, Inc. Under the terms of the services agreement, a fee equal to 95% of the revenues earned was paid to Hamilton Aviation as consideration for labor services and materials provided. Accordingly, approximately $61,000 was paid to Hamilton Aviation during the period from April 15, 2002 through May 31, 2002 (unaudited).

Hamilton Aerospace also purchases substantially all of its inventory from Hamilton Aviation. These purchases are made at the time the inventory is required for an existing project and will continue until the majority of Hamilton Aviation's inventory has been utilized. These purchases are charged to expense as they are made since the inventory is utilized directly in projects in progress.

As stated above, at June 30, 2002, Hamilton Aviation was seeking reorganization under Chapter 11 of the United States Bankruptcy Act. Management does not believe that these circumstances will have a negative impact on the operations of the Company.

FACTORING

In June, 2002, Ronald J. Clark, an Officer and Director of the Company, advanced $100,000 to the Company to use for general business operations. This amount is reflected in the accompanying financial statements as part of the monies owed to factors. The advance bears interest at a rate of 42% to 52% per annum, and is currently due in full. The funds were advanced through an agreement with Wolfjet, Ltd. (a company wholly-owned by Mr. Clark) under the same terms as a prior advance from an independent factoring company.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2002

7. CONTRACTS IN PROGRESS

At June 30, 2002, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

     Cost incurred on uncompleted contracts                       $  8,603

     Profit earned to date                                           8,602
                                                                  --------
                                                                    17,205

     Less:  Billings to date                                       (30,825)
                                                                  --------

                                                                  $(13,620)
                                                                  ========

Included in the accompanying balance sheet at June 30, 2002 under the following captions:

     Costs and estimated earnings in excess of
       billings on uncompleted contracts                          $     --

     Billings in excess of costs and estimated
       earnings on uncompleted contracts                            13,620
                                                                  --------

                                                                  $ 13,620
                                                                  ========

8. TRADE ACCOUNTS RECEIVABLE

As of June 30, 2002, trade accounts receivable consist of the following:

     Contracts in progress                                        $  2,853
     Completed contracts                                           719,094
                                                                  --------

                                                                   721,947
                                                                  --------

     Less: allowance for doubtful accounts                              --
                                                                  --------

                                                                  $721,947
                                                                  ========

9. CONTINGENCIES

As discussed in Note 4, Shareholders' Equity, the Company may issue up to 1,000,000 shares of common stock under the 1997 Employee Stock Compensation Plan. As result of the shares granted during the quarter ended June 30, 2002 under this plan, the Company has exceeded the maximum number of shares allowed for issuance by 100,000 shares. Management is currently working on a resolution of this matter and does not believe that the resolution will have a material impact on the Company's financial condition.

10. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses from operations in prior-years and has incurred losses since performing the reverse merger with Hamilton Aerospace, Inc. on April 30, 2002 (as discussed in
Note 1). The Company requires and is currently pursuing additional capital for growth and strategic plan implementation.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES

                           FORWARD LOOKING STATEMENTS

From time to time, in oral statements and written reports, including this report, the Corporation discusses its expectations regarding future performance by making "forward-looking statements". These forward-looking statements are based on currently available competitive, financial and economic data and management's view and assumptions regarding future events.

Such forward-looking statements are inherently uncertain, and actual results may differ materially from those expressed or implied herein. Consequently, the Corporation wishes to caution readers not to place undue reliance on any forward-looking statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                PLAN OF OPERATION

Renegade Venture (Nev.) Corporation is a holding company whose plan of operation over the next twelve months is to seek and to acquire, if possible, aviation industry related businesses to complement its Hamilton Aerospace Technologies subsidiary. Additionally, the Company will seek to expand Hamilton Aerospace. Renegade will not limit its search for business combination candidates to any particular geographical area. Management of Renegade will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Renegade's shareholders.

Hamilton Aerospace Technologies, Inc. will continue its efforts to acquire contracted and other service related work for large aircraft maintenance, repair and modification services to owners and operators of large, transport-category commercial jet aircraft. Management is of the opinion that demand for quality repair services will strengthen during the next twelve months and that the Company is positioned well to be able to enjoy increased growth and revenues. The Company currently expects to be able to attract in excess of $20,000,000 in revenues over the next twelve months.

                              RESULTS OF OPERATIONS

The operations discussed represent the activity of Hamilton Aerospace Technologies, Inc. since its inception on April 5, 2002. During the quarter ended June 30, 2002, the second quarter of the year, the Company incurred a net loss of $1,816,040. The Company completed its acquisition of Hamilton Aerospace Technologies, Inc. in April 2002, in a transaction accounted for as a reverse merger. Additionally, Hamilton Aerospace Technologies, Inc. commenced operations on April 15, 2002. The net loss is largely attributable to the cost of setting up the Hamilton Aerospace business to commence operations including, but not limited to, the cost of attracting new business, hiring qualified employees and management, entering into vendor relationships and establishing internal operating and reporting systems.

Revenues were $1,487,569 for the period from April 5, 2002 (the inception of Hamilton Aerospace Technologies, Inc.) through June 30, 2002. There were no revenues prior to inception. Cost of sales was $1,399,857, or 94.1% of revenues. This reflects the high cost of sub-contracting services prior to receiving a separate FAA Repair Station Certificate. Selling, general and administrative expenses were $1,896,609, or 127.5% of revenues, for the period, which reflects significant start-up costs.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had $5,094 of available cash. Since inception, the Company has accumulated a net loss of approximately $1,900,000.

Renegade has offered a letter of intent to acquire certain aviation assets and inventory from a commercial financial organization for $1,500,000. The offer, which has been accepted subject to a formal agreement, will require a deposit of $250,000, and an installment obligation of $1,250,000 to be amortized over an approximate 36-month period.

Hamilton Aerospace Technologies, Inc. will require additional working capital of at least $500,000 to carryout its business development and plan. In addition, Hamilton Aerospace is currently using equipment and premises under an operating lease with Hamilton Aviation. Since Aviation is operating under bankruptcy protection, the Company has no assurance that it will not have to acquire these assets currently under lease or other assets. The cost of acquiring property and equipment could exceed the Company's ability to borrow or raise funds.

Renegade does not currently have the funds necessary to convert the letter of intent to a purchase agreement nor do they have the funds necessary to provide working and expansion capital to Hamilton Aerospace Technologies, Inc. Accordingly, Renegade will only be able to provide the needed capital by raising additional funds.

The inability to raise funds or a continued lack of funds could result in the failure to complete needed acquisitions of certain aviation assets and inventory, as well as jeopardize the prospective operating results of Hamilton Aerospace.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES

                          PART III - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS 99.1 Certifications

REPORTS ON FORM 8-K

     May 3, 2002 - Acquisition or Disposition of Assets
                       Acquisition of Johnstone Softmachine Corporation

     May 9, 2002 - Change in Control of Registrant
                       Reverse Merger with Hamilton Aerospace Technologies, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RENEGADE VENTURE (NEV.) CORPORATION


Dated: September 18, 2002               By: /s/ Robert I. Scott
                                            -------------------------------
                                            Robert I Scott
                                            Chief Financial Officer


Dated: September 18, 2002               By: /s/ Ian Herman
                                            -------------------------------
                                            Ian Herman
                                            Chief Executive Officer