Form 10QSB
period 2002-09-30
RENEGADE VENTURE NEV CORP
filed 2002-11-19
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

FOR QUARTER ENDED SEPTEMBER 30, 2002                 COMMISSION FILE NO. 0-28575


                      RENEGADE VENTURE (NEV.) CORPORATION
             (Exact name of Registrant as specified in its charter)

                 NEVADA                                        84-1108499
    (State or other jurisdiction of                    (I.R.S. Empl. Ident. No.)
     incorporation or organization)


              6901 S. Park St.
                 Tucson, AZ.                                     85734
(Address of Principal Executive Offices)                       (Zip Code)


                                 (520) 294-3481
              (Registrant's Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [X] No  [ ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2002 are as follows:


     Class of Securities                           Shares Outstanding
     -------------------                           ------------------
Common Stock, $.001 par value                          18,640,000

                Transitional Small Business Format Yes [ ] No [X]

INDEX

                                                                         Page of
                                                                          Report
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1.   Financial Statements.
               Balance Sheet:
               As of September 30, 2002 (Unaudited)                          1

               Statements of Operations:
               For the three and nine months ended
               September 30, 2002 (Unaudited)                                2

               Statement of Changes in Stockholders'
               Equity For the nine months ended
               September 30, 2002 (Unaudited)                                3

               Statements of Cash Flows (Unaudited):
               For the three and nine months ended
               September 30,2002 (Unaudited)                                 4

               Notes to Financial Statements (Unaudited)                     5

     Item 2.   Management's Discussion and Analysis or Plan of Operation    13

PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                             15

               Signatures                                                   16

                       RENEGADE VENTURE (NEV) CORPORATION
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                     ASSETS

Current Assets:
  Cash and cash equivalents                                         $   172,116
  Accounts receivable                                                 1,075,223
  Prepaid expenses                                                       85,021
  Other current assets                                                      690
                                                                    -----------

          Total Current Assets                                        1,333,050

Property, plant and equipment                                            47,876
Goodwill                                                                 47,853
Other non-current assets                                                 19,917
                                                                    -----------

          Total Assets                                              $ 1,448,696
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note payable                                                      $     4,866
  Accounts payable
    - trade                                                             549,149
    - related party                                                     132,677
  Due to factor                                                         471,247
  Billings in excess of costs and estimated
    earnings on contracts in progress                                    89,466
  Accrued liabilities                                                   816,794
                                                                    -----------

          Total Liabilities                                           2,064,199
                                                                    -----------

Commitments and Contingencies:                                               --

Stockholders' Equity:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued or outstanding                              --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 18,970,000 shares issued and 18,640,000                  18,970
    shares outstanding
  Additional paid-in capital                                          1,807,465
  Accumulated deficit                                                (2,342,938)
                                                                    -----------
          Total paid-in capital and accumulated deficit                (516,503)

  Less: treasury stock, at cost, 330,000 shares                         (99,000)
                                                                    -----------

          Total Stockholders' Equity                                   (615,503)
                                                                    -----------

          Total Liabilities and Stockholders' Equity                $ 1,448,696
                                                                    ===========

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                       RENEGADE VENTURE (NEV) CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                    Three Month     Nine Month
                                                   Period Ended    Period Ended
                                                     9/30/2002       9/30/2002
                                                   ------------    ------------

Net Sales                                          $  1,447,808    $  2,935,377

Cost of Sales                                         1,271,782       2,671,639
                                                   ------------    ------------

Gross Profit                                            176,026         263,738

Selling, general and administrative expenses           (662,789)     (2,559,398)
                                                   ------------    ------------

Loss from Operations                                   (486,763)     (2,295,660)

Other Income (Expense):
  Interest expense                                      (41,019)        (48,362)
  Miscellaneous expense                                  (6,379)         (6,379)
  Miscellaneous income                                    7,263           7,463
                                                   ------------    ------------
Net Loss                                           $   (526,898)   $ (2,342,938)
                                                   ============    ============

Basic and diluted earnings per share               $      (0.03)   $      (0.11)
                                                   ============    ============

Weighted average common shares outstanding           18,640,000      18,338,974
                                                   ============    ============

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                       RENEGADE VENTURE (NEV) CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                            Common Stock                             Additional                        Total
                                    ----------------------------      Treasury        Paid-in        Accumulated    Stockholders'
                                       Shares          Amount          Stock          Capital          Deficit         Equity
                                    ------------    ------------    ------------    ------------    ------------    ------------
Balance at March 31, 2002                320,000    $        320    $         --    $     62,805    $   (136,359)   $    (73,234)

Exercise of stock options              1,000,000           1,000              --          49,000              --          50,000

Loss prior to reverse
  merger                                      --              --              --              --         (25,449)        (25,449)
                                    ------------    ------------    ------------    ------------    ------------    ------------

Balance prior to mergers               1,320,000           1,320              --         111,805        (161,808)        (48,683)

Acquisition of Johnstone
  Softmachine Corporation              3,000,000           3,000              --          (3,000)             --              --

Effect of reverse merger                      --
  with Hamilton Aerospace             12,500,000          12,500              --         274,910         161,808         449,218
                                    ------------    ------------    ------------    ------------    ------------    ------------

Balance after reverse merger          16,820,000          16,820              --         383,715              --         400,535

Issuance of stock for
  services                             2,150,000           2,150              --       1,377,850              --       1,380,000

Stock surrendered                       (330,000)             --         (99,000)             --              --         (99,000)

Options granted                               --              --              --          45,900              --          45,900

Net loss for the six month
  period ended June 30, 2002                  --              --              --              --      (1,816,040)     (1,816,040)
                                    ------------    ------------    ------------    ------------    ------------    ------------

Balance at June 30, 2002              18,640,000    $     18,970    $    (99,000)   $  1,807,465    $ (1,816,040)   $    (88,605)

Net loss for the period ended
  September 30, 2002                                                                                $   (526,898)   $   (526,898)
                                    ------------    ------------    ------------    ------------    ------------    ------------

Balance-September 30, 2002            18,640,000    $     18,970    $    (99,000)   $  1,807,465    $ (2,342,938)   $   (615,503)
                                    ============    ============    ============    ============    ============    ============

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

                       RENEGADE VENTURE (NEV) CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                     Three Month    Nine Month
                                                    Period Ended   Period Ended
                                                      9/30/2002      9/30/2002
                                                     -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
  Net Loss                                           $  (526,898)   $(2,342,938)

Adjustments to reconcile net loss to net cash
  provided (Used) by operating activities:
    Depreciation                                           2,147          3,614
    Consulting services paid with stock                       --      1,326,900
Changes in Assets and Liabilities:
    Accounts receivable                                 (353,276)    (1,075,223)
    Prepaid expenses                                     (32,895)       (85,021)
    Other current assets                                     735           (690)
    Other non-current assets                             (16,917)       (19,917)
    Notes payable                                          4,866          4,866
    Notes payable-related party                           (9,310)        (9,310)
    Accounts payable
     -trade                                              339,102        519,985
     -related party                                      123,298        123,298
    Due to factor                                        148,747        471,247
    Billings in excess of costs and estimated
     earnings on contracts in progress                    75,846         89,466
    Accrued liabilities                                  421,722        816,794
                                                     -----------    -----------

Net cash used by operating activities                    177,167       (176,929)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of property, plant and equipment              (10,145)       (51,490)
                                                     -----------    -----------

Net cash used by investing activities                    (10,145)       (51,490)
                                                     -----------    -----------

Cash flows from financing activities:
  Issuance of stock                                      400,535        400,535
                                                     -----------    -----------

Net cash provided by financing activities                     --             --
                                                     -----------    -----------

Net increase in cash and cash equivalents                167,022        172,116

Cash and cash equivalents at beginning of period           5,094             --
                                                     -----------    -----------

Cash and cash equivalents at end of period           $   172,116    $   172,116
                                                     ===========    ===========

                     The Accompanying Notes are an Integral
                  Part of the Consolidated Financial Statements

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

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

Operating results for the period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002.

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

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

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

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. As of September 30, 2002, there was no allowance for doubtful accounts, as all receivables were deemed collectible.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

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

As of September 30, 2002, property and equipment consisted primarily of leasehold improvements which are being depreciated over a period of (5) five years.

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

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

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

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

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

As of September 30, 2002, the Company had a total of 270,000 stock options outstanding with a weighted average exercise price of $.30 per share. All of these options are exercisable at September 30, 2002 and expire during 2005. The remaining weighted average life of the options outstanding at September 30, 2002 is 2.58 years.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

4. SHAREHOLDERS EQUITY (Continued)

The following is a table of activity for all options:

                                                                    Weighted
                                                    Number of        Average
                                                      Shares      Exercise Price
                                                    ----------    --------------
OPTIONS OUTSTANDING, December 31, 2001               1,000,000        $0.05

  Granted                                                   --           --
  Exercised                                                 --           --
  Canceled                                                  --           --
                                                    ----------        -----

OPTIONS OUTSTANDING, March 31, 2002                  1,000,000        $0.05

  Granted                                              920,000         0.30
  Exercised                                         (1,000,000)        0.05
  Converted to common shares                          (650,000)        0.30
                                                    ----------        -----

OPTIONS OUTSTANDING, June 30, 2002 &
  September 30, 2002                                   270,000        $0.30
                                                    ==========        =====

As of September 30, 2002, the Company has 3,000,000 compensating stock options authorized and available for grant under the terms of the 2002 Compensatory Stock Option Plan. As of September 30,2002, the Company has exceeded the number of shares available for issuance under the 1997 Employee Stock Compensation Plan (see Note 9 Contingencies, for further information).

PRO FORMA STOCK-BASED COMPENSATION DISCLOSURE

The Company has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," but applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. As of June 30, 2002, there are no options outstanding to employees of the Company, therefore, the Company has no pro-forma adjusted net loss to disclose.

5. DUE TO FACTOR

As of September 30, 2002, the Company had $471,247 in full recourse financing owed to several factors. The debt is secured by the Company's accounts receivable, and bears interest at a rate of 42% to 52% per annum.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

6. RELATED PARTY TRANSACTIONS

HAMILTON AVIATION, INC.

On April 15, 2002, Hamilton Aerospace entered into a Sale of Assets Agreement with Hamilton Aviation, Inc. ("Hamilton Aviation"), a privately held Arizona corporation. The agreement was for the purchase by Hamilton Aerospace of substantially all of Hamilton Aviation's equipment and inventory used in its aircraft maintenance, repair and modification services business. Under the terms of this agreement, the closing date was to be no later than July 15, 2002

Also on April 15, 2002, Hamilton Aerospace entered into a Lease / Purchase Agreement with Hamilton Aviation for the same assets that were included in the Sale of Assets Agreement. Under the Lease / Purchase Agreement, these assets would be leased for a term of (3) three years or until the Sale of Assets Agreement closed, at which time, all assets would transfer to Hamilton Aerospace. The Lease / Purchase Agreement provided for payments in the amount of $8,000 per month to Hamilton Aviation through April 15, 2005. Provided that the Sale of Assets Agreement did not close by the expiration of the Lease / Purchase Agreement, title of all assets covered under the Lease / Purchase agreement would pass from Hamilton Aviation to Hamilton Aerospace.

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

The Company is currently operating its aircraft maintenance, repair and modification services business from facilities located in Tucson, Arizona. These facilities were previously occupied by Hamilton Aviation and remain under lease between Hamilton Aviation and the Tucson Airport Authority (the "Airport Authority"). The Company is currently negotiating its own lease with the Airport Authority, however, as of September 30, 2002, the Company is making payments to Hamilton Aviation, who remits the funds to the Tucson Airport Authority.

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

Hamilton Aerospace also purchases various inventory items from Hamilton Aviation. These purchases are made at the time the inventory is required for an existing project and will continue until the majority of Hamilton Aviation's inventory has been utilized. These purchases are charged to expense as they are made since the inventory is utilized directly in projects in progress.

As stated above, at September 30, 2002, Hamilton Aviation was seeking reorganization under Chapter 11 of the United States Bankruptcy Act. Management does not believe that these circumstances will have a negative impact on the operations of the Company.

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

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2002

7. CONTRACTS IN PROGRESS

At September 30, 2002, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

Cost incurred on uncompleted contracts                               $  155,189

Profit earned to date                                                   152,365
                                                                     ----------

                                                                        307,554

Less:  Billings to date                                                (397,020)
                                                                     ----------

                                                                     $  (89,466)
                                                                     ==========

Included in the accompanying balance sheet at September 30, 2002 under the following captions:

Costs and estimated earnings in excess of
  billings on uncompleted contracts                                  $       --

Billings in excess of costs and estimated
  earnings on uncompleted contracts                                      89,466
                                                                     ----------

                                                                     $   89,466
                                                                     ==========

8. TRADE ACCOUNTS RECEIVABLE

As of September 30, 2002, trade accounts receivable consist of the following:

Contracts in progress                                                $  200,269
Completed contract                                                      874,954
                                                                     ----------

                                                                      1,075,223
                                                                     ----------

Less: allowance for doubtful accounts                                        --
                                                                     ----------

                                                                     $1,075,223
                                                                     ==========
9. CONTINGENCIES

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

Hamilton Aerospace Technologies, Inc. will continue its efforts to acquire contracted and other service related work for large aircraft maintenance, repair and modification services to owners and operators of large, transport-category commercial jet aircraft. Management is of the opinion that demand for quality repair services will strengthen during the next twelve months and that the Company is positioned well to be able to enjoy increased growth and revenues. The Company currently expects to be able to attract in excess of $20,000,000 in revenues over the next twelve months if it is able to raise adequate capital (see discussion of liquidity and capital reserves).

                              RESULTS OF OPERATIONS

The operations discussed represent the activity of Hamilton Aerospace Technologies, Inc. since its inception on April 5, 2002. During the quarter ended September 30, 2002, the third quarter of the year, the Company incurred a net loss of $526,898. The Company completed its acquisition of Hamilton Aerospace Technologies, Inc. in April 2002, in a transaction accounted for as a reverse merger. Additionally, Hamilton Aerospace Technologies, Inc. commenced operations on April 15, 2002. The net loss is largely attributable to the cost of setting up the Hamilton Aerospace business to commence operations including, but not limited to, the cost of attracting new business, hiring qualified employees and management, entering into vendor relationships and establishing internal operating and reporting systems.

Revenues were $1,447,808 for the three months ended September 30, 2002. Cost of sales was $1,271,782, or 87.8% of revenues. Costs of sales are high due to a lower than expected sales volume and are due in part to internal operating changes implemented for long term growth and profitability. Selling, general and administrative expenses were $662,789 for the three months ended September 30, 2002.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had $172,116 of available cash. Since inception, the Company has accumulated a net loss of approximately $2,350,000.

Hamilton Aerospace Technologies, Inc. will require additional working capital of at least $750,000 to carryout its business development and plan. In addition, Hamilton Aerospace is currently using equipment and premises under an operating lease with Hamilton Aviation. Since Aviation is operating under bankruptcy protection, the Company has no assurance that it will not have to acquire these assets currently under lease or other assets. The cost of acquiring property and equipment could exceed the Company's ability to borrow or raise funds.

Management is confident of its ability to raise or borrow sufficient capital needed for operations as well as to implement its business development plans.

However, the inability to raise funds or a continued lack of funds could result in the failure to complete needed acquisitions of certain aviation assets and inventory, as well as jeopardize the prospective operating results of Hamilton Aerospace.

              RENEGADE VENTURE (NEV.) CORPORATION AND SUBSIDIARIES

                          PART III - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     EXHIBITS

          99.1  Certifications

     REPORTS ON FORM 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has Caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RENEGADE VENTURE (NEV.) CORPORATION


Dated: November 19, 2002                By: /s/ Ian Herman
                                            ------------------------------------
                                            Ian Herman
                                            Chief Executive Officer

Dated: November 19, 2002                By: /s/ Robert J. Scott
                                            ------------------------------------
                                            Robert J. Scott
                                            Chief Financial Officer

                                 CERTIFICATIONS

I, Ian Herman, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Renegade Venture
     (Nev) Corporation,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a). Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b). Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c). Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent Evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a). All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b). Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Ian Herman
------------------------------------
Ian Herman
Chief Executive Officer

                                 CERTIFICATIONS

I, Robert J. Scott, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Renegade Venture
     (Nev) Corporation,

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a). Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b). Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c). Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent Evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a). All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b). Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Robert J. Scott
------------------------------------
Robert J. Scott
Chief Financial Officer