Form 10KSB
period 2002-12-31
RENEGADE VENTURE NEV CORP
filed 2003-04-15
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2002                    Commission File No. 0-28575


                       RENEGADE VENTURE (NEV.) CORPORATION
        (Exact name of small business issuer as specified in its charter)


                  NEVADA                                          84-1108499
      (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                         Identification No.)

          6901 South Park Avenue
           Tucson, Arizona 85706                             (520) 294-3481
 (Address of Principal Executive Offices)               (Issuer's Telephone No.)

         Securities registered pursuant to
           Section 12(b) of the Act:               NONE

         Securities registered pursuant to
           Section 12(g) of the Act:               Common stock, $.001 par value

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [ X ] Yes [ ] No

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X ] Yes

     The registrant's revenues for its most recent fiscal year were $5,009,703. At December 31, 2002, a total of 18,980,000 shares of common stock were outstanding, and the aggregate market value of the 5,790,000 shares of common stock of the registrant held by non-affiliates on March 31, 2003, was approximately $1,621,200 (based on the closing sales price of the common stock (as reported on the OTC Bulletin Board maintained by the NASD on such date, which was $0.28 per share).

                           FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements and information relating to Renegade Venture (NEV) Corporation "Renegade" and its wholly owned subsidiary Hamilton Aerospace Technologies Inc. "HAT" that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Renegade, HAT, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Renegade and HAT concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: relating to our results of operations, competitive factors, shifts in market demand, and other risks and uncertainties (including those described under "Risk Factors" below and elsewhere in this report), our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, which comes due in September 2003, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Renegade Venture (NEV.) Corporation, a Nevada corporation ("Renegade"), is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin Board under symbol RDVN. On May 2, 2002, Renegade acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 15, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MROM") services to owners and operators of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies.

     HAT is a repair station licensed by the Federal Aviation Administration
(FAA) and by the Joint Aviation Authority of the European Economic Community
(JAA), and is known as an "Air Agency" in FAA parlance. Its MROM services include maintenance, repair, overhaul and modification services for narrow-body Transport Category aircraft, repair and overhaul services on a wide range of aircraft components and aircraft interiors, and servicing of Pratt & Whitney JT8D and General Electric CFM56 engines. Our major modification services comprise the conversion of passenger aircraft to freighter configuration. In order to control overhead expense, some services are outsourced, such as engine overhaul.

     MROM facilities such as HAT are "apex" companies in the aviation industry. While the airlines and large leasing operators get the lion's share of attention, the repair stations occupy a truly pivotal role. First, no modification, service or repair can be made to any aircraft, nor can any parts be installed, inspected or certified, except by FAA-certified repair facilities. Second, aircraft require regular inspection and maintenance in accordance with FAA regulations and must regularly visit repair stations. Third, most operators must as a matter of economics rely on repair stations to obtain parts for them, and many operators rely on repair stations entirely to manage their parts usage and even their line fleet. Fourth, when operator customers have parts inventories to be disposed of or planes to be torn down and parted out, repair stations are called upon to do the work and find buyers for the parts.

     Fifth, because of their closeness to their operator customers, repair stations usually are the first to learn of bargains on parts inventories and aircraft and usually have first crack at finding a buyer or lessee for a customer aircraft. Sixth, repair stations can avoid many of the effects of aviation downturns, until large numbers of aircraft are mothballed, because they are not affected to nearly as great an extent as airlines by fuel prices, air travel and similar factors. After all, air fleets still must undergo scheduled maintenance irrespective of industry conditions. Seventh, HAT's extensive working relationships with aircraft leasing companies, airlines, subcontractors and vendors provides an ideal basis for identifying and evaluating further asset and company acquisitions.

                                 Asset Purchase

     HAT has agreed to purchase certain assets and leasehold interests for $1.5 mil. from Hamilton Aviation, Inc., a company in Chapter 11 reorganization that formerly occupied the facilities now occupied by HAT. The purchase was approved by the Bankruptcy Court as part of the reorganization plan. This included the planned assumption of a lease held by Hamilton Aviation with the Tucson Airport Authority for an approximately 22-acre facility with two hangers and various office and storage buildings on the Tucson International Airport. The purchase includes all the ramp equipment, special tooling, FAA-approved data, office furnishings and equipment, including phone and computer systems necessary to perform the functions required to operate the FAA-approved aircraft repair station. These assets are located in the HAT facility and are being used daily in HAT's operations. More specifically, the equipment and tooling includes:

     o Ground equipment consisting of stands, compressors, jacks, tugs, power and hydraulic equipment, etc.

     o Special tools appropriate to the specific type of aircraft applied for on the FAA Air Agency application, including engine slings, jack pads, hand tools, special fittings, etc.

     o Computer hardware and software relevant to the inventory purchased and repair logistics management

     o Machinery including drill presses, lathes, shears, brakes, presses and other machine shop equipment.

     o General tools used in repair, maintenance and modification of any commercial aircraft.

     The purchase agreement also includes certain intellectual property assets from Hamilton Aviation as well as the estate of Gordon B. Hamilton (deceased), including all uses of the name "Hamilton," "Hamilton Aviation," "Gordon B. Hamilton," "Gordon D. Hamilton," "Hamilton Brothers," and "Hamilton Aeronautics." Under the terms of the purchase agreement, HAT has agreed to make a cash down payment of $300,000 on these assets and must repay the $1.2 mil. balance over a 36-month term. We anticipate that the cash flow from operations using these assets will easily be sufficient to repay the balance.

                                 Our Operations

     As your jet rolls away from the gate and over the tarmac toward the runway, you've noticed the huge hangar buildings in which large commercial jets were being serviced. This is exactly what HAT does. HAT was created to provide large aircraft maintenance, repair , overhaul and modification services to owners and operators of Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers and aircraft leasing companies.

     When economic factors adversely affect the airline industry, they tend to reduce the overall demand for aircraft maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business within the industry. Additionally, the price of fuel affects the aircraft maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our aircraft maintenance and repair business, become less viable as the price of fuel increases. We cannot assure you that economic and other factors that have affected the airline market in the past and may affect the airline industry in the future will not adversely impact our business, financial condition or results of operations. However, since inception, HAT has aggressively increased its market share by focusing on quality service, turn time, breadth of services offered and by, where necessary, offering price concessions and fixed prices for certain services.

     MROM Services

     HAT is a full-service aviation maintenance and modification repair facility that concentrates on large narrow body jets, such as the Boeing 727 and 737 and the DC9 and MD80 series aircraft, and it primarily does heavy maintenance and component overhaul on those aircraft. HAT has extensive engine hush-kit experience including Federal Express and Raisbeck kits for Boeing 727 aircraft, ABX kits for DC9 aircraft, as well as Nordam and AvAero kits for Boeing 737 aircraft. Below is a brief description of HAT's core services:

     o    Routine minor and major maintenance (phase checks A, B, C and D)
     o    Corrosion control and prevention programs
     o    Structural inspections
     o    Avionic upgrades
     o    Interior reconfiguration and refurbishment
     o    Strip and paint services to operators' livery requirements
     o    Comprehensive systems and structural modifications
     o    Flight test support
     o    Component overhaul

Aircraft Heavy Maintenance and Repair

     Maintenance for narrow body commercial jet aircraft constitutes HAT's core business, along with repairs. These services include simple repairs and servicing, heavy maintenance referred to as a "C-check" and complete overhaul referred to as a "D-check." In addition, HAT performs major configuration changes of commercial aircraft, such as interior reconfiguration and conversion from passenger service to cargo service. Each airline operator has a governmental-approved and mandated maintenance schedule for each of its commercial aircraft on the line. Certain maintenance is typically performed by the operator's maintenance personnel (for example, daily line checks), while other, more substantial maintenance can be self-performed or contracted out to certified repair stations such as HAT.

     HAT provides services for each aircraft under a Maintenance and Service Agreement (MSA) with each operator. These contracts are generally fixed-price labor-only, with a cap on hours expended on unforeseen repairs. Parts are either provided by the operator or can be procured by HAT and resold to the operator. Delivery of the aircraft to and from HAT's facility are at the operator's cost and risk, and HAT requires each operator to execute a Final Acceptance and Release which acknowledges that the services have been performed properly, that the commercial aircraft is airworthy, and which, apart from contractual warrantees, releases HAT from any financial or legal responsibility with respect to the aircraft and services. With certain larger customers such as Jetran International, HAT has entered into a General Terms Agreement, which is an umbrella agreement that covers the general framework for all services HAT expects to render to the customer. The MSA relates to one or more particular aircraft to be worked on.

     As applied to large commercial jets, the term "maintenance" is a broad one that includes regular and routine inspections, heavy maintenance ("C-checks"), scheduled major overhauls ("D-checks"), Airworthiness Directives, Service Bulletins, Structurally Significant Inspection Documents ("SSIDs"), and other Aging Aircraft requirements to assure the continued integrity of commercial aircraft. All such services are performed under FAA regulations, and only a licensed facility can provide them.

     HAT is qualified to perform all levels of maintenance service from pre-flight checks up through complete major overhauls ("D" checks). Because of its low overhead structure and the experience of its employees, HAT is widely recognized throughout the industry as a leading provider of cost-effective, quality maintenance services for Boeing 727 and 737 and DC9/MD80 aircraft. HAT intends to add Boeing 757 aircraft to it certification.

     In addition to scheduled maintenance services, HAT also offers quality refinishing and repainting and return-to-service maintenance. HAT also offers numerous related services, such as world-wide commercial aircraft pre-purchase inspection and appraisal services, post-purchase configuration, maintenance and operational program development, post-contract and post-lease condition assessment, commercial aircraft accident assessment and recovery, flight line maintenance and termination of lease recovery.

     A solid knowledge of Boeing and McDonnell Douglas narrow-body aircraft by HAT's personnel ensures that even challenging discrepancies can be corrected for operators within the shortest possible time, and at a minimum of expense. HAT's access to a substantial inventory of parts, and its strategic alliance with World Jet Corporation (see below), provides support for in-house overhaul programs and operator requirements at a reasonable cost.

Component Overhaul

     In order to better support its aircraft maintenance operations, HAT has been developing its component overhaul capabilities. HAT performs maintenance, repair and overhaul of airframe components, including fairing panels, nacelle systems and exhaust systems, and refurbishes aircraft interior component Not only do these activities enjoy high profit margins, but existing and potential customers also tend to view extensive component backshop capabilities positively.

Modification Services

     Operators, investors and financial institutions alike all share the need to minimize risk in their business enterprises. Many erroneously believe that buying new aircraft minimizes that risk. Only later do they encounter the potential deadly combination of high debt burden and unforeseen operating problems often associated with new operations. These risks are clearly minimized with the lower capital investment and known operating costs of mature, modernized equipment.

     The pace of technological advancement in the commercial aircraft industry, including new developments in aerodynamics, metallurgy, composite materials, electronics and computer-based devices, constantly offer new opportunities to improve aircraft performance and communications. Due to the very high cost of new aircraft (a new Boeing 737 is approximately $40 million today), these advances have increased the advantages of retrofitting existing dependable, supportable and economical-proven commercial aircraft with state-of-the-art technology by improving utility, performance and value.

     In particular, advances in powerplant technology have created dramatic gains in efficiency, reliability, sound abatement and lower maintenance costs. Advances in avionics and electrical systems have improved reliability, reduced operating weight and increased safety by meeting Windshear and Collision Avoidance Systems ("TCAS") requirements. Modern lightweight seats and other interior components together with structural modifications have increased payloads and flexibility of utilization. Today, aircraft modified with advanced technology are not only more cost effective than their newer counterparts, but may have better overall performance in speed, range, payloads, hot/high takeoff and landing conditions, and passenger comfort.

     HAT modification services include support programs for engine noise suppression, large turbine retrofits using various power plants and structural modifications for both Boeing and McDonnell Douglas aircraft, and avionics upgrades to the latest in navigation, communication, and digital technology. HAT offers services to renovate, restore and reconfigure commercial aircraft from passenger service to cargo. HAT's cargo modification capabilities include cargo doors, cargo floors, Class E requirements, and empty-weight reduction programs. Additional modification services performed may include cockpit reconfiguration to upgrade the avionic systems to current technology and the integration of traffic control and avoidance systems, windshear detection systems and navigational aids.

     Airline passengers quickly form their opinion of aircraft from the attractiveness and comfort of the interior. HAT provides a variety of custom seating arrangements to meet operators' requirements, including all coach class, and close or extended seat pitch for (respectively) higher revenues or better passenger comfort in any color or livery scheme.

     HAT will continue to offer such modification services, where it is not at economic risk. However, HAT intends at this time to concentrate its business-building efforts in its primary maintenance services.

Other Services and Activities

     In addition to the services listed above, HAT derives revenues from other activities that are complementary to those services, which are described below under the caption "Customers and Revenue Streams."

     Customers and Revenue Streams

     When it was first launched, HAT concentrated its marketing efforts on so-called "Tier 2" operators of older, narrow-body commercial jets, particularly Boeing 727 aircraft. HAT has expanded those efforts and now aggressively pursues both Tier 1 and Tier 2 narrow-body operators.

     HAT's current customers include Jetran International, a fast-growing and aggressive aircraft leasing company, Pegasus Aviation, a large aircraft leasing company and long-time Hamilton Aviation customer, Falcon Air Express, Ryan International Air, a Boeing Company joint venture, Custom Air Transport, DHL Worldwide Express, and United Parcel Service, as well as a number of smaller customers. HAT is working to increase and diversity its customer base and expects to sign more large maintenance contracts. Hamilton Aerospace currently does not obtain any revenues from government or defense contracts and will not be affected slowdowns in government aviation spending or procurement work.

     In regard to maintenance, repair, component overhaul and modification services, HAT's principal revenue stream is from the sale of labor, plus any parts that are sold to operators. Many operators provide their own parts from their maintenance stocks, while others have HAT purchase parts on their behalf. HAT maintains rigorous controls on the purchasing, receiving and installation of customer-supplied and HAT-supplied parts, due to extensive FAA regulations governing the handling of aviation parts.

     o Distress purchases: Hamilton is able to buy planes and parts at pennies on the dollar, re-certify parts, engines and airframes and resell them at significant profit.

     o Parts Sales: Hamilton makes a profit on all parts it installs in customer aircraft.

     o Commission Sales: Hamilton buys parts on request for customers that don't maintain parts inventory and charges a commission for that service.

     o Aircraft storage: Hamilton offers environmentally favorable aircraft storage to aircraft operators and has over 40 aircraft parked on its ramp for which the customers are paying both tarmac space rental and storage maintenance labor and components. Because it costs tens of thousands of dollars to fly them to another comparable facility, most of these aircraft will be returned to service at a cost of hundreds of thousands of dollars each in new work for Hamilton.

     o Inspection and Certification: Hamilton charges a service to inspect and to re-certify parts, engines and airframes for customers.

     o Aircraft Sales and Leasing Commissions: Hamilton takes full advantage of its position as a maintenance provider to earn commissions on aircraft sales or leases, as opportunities arise.

     o Aircraft Ferry and Flight Crew Services: Hamilton offers aircraft ferry service and flight crew operations, to shuttle aircraft for maintenance, service or repossession. Contract crews are used in order not to create additional overhead.

     o Labor Contracting: Hamilton provides teams of technicians to understaffed competitors on a contract basis, or as field teams to rescue distressed aircraft in remote locales.

     These other services are synergistic, because different services generate additional services and opportunities. For example, HAT typically gets the maintenance and overhaul work on aircraft stored on its tarmac, due to the tens of thousands of dollars often required to relocate such aircraft. HAT also frequently gets the first offer to buy or broker aircraft and aviation parts inventories, due to its abilities to resell or install them. These abilities exist because a large jet repair facility such as HAT is an "apex" company at the center of the aviation industry. Every large jet must under FAA rules undergo periodic minor and major maintenance, and such services, and installation of parts, must be done by an FAA-approved repair facility such as HAT.

     Key Operational Strategies

     Due to complexity of aircraft maintenance operations, it is essential that HAT employ highly experienced and highly competent people in key management positions. This is necessary both to attract and keep business and to maintain HAT's good standing with the FAA. Accordingly, HAT has found it most cost effective to attract and keep key personnel by offering attractive salaries, while aggressively replacing those key employees who, after given a reasonable opportunity to do so, fail to successfully meet their job requirements. While this may seem harsh, the critical public safety issues associated with commercial aircraft maintenance require that HAT quickly identify and address any shortcomings in the oversight of its activities.

     Similarly, in an industry where aircraft down time represents tens of thousands of dollars a day in lost revenue, and a mis-drilled hole or a bolt left in an engine inlet can cost tens of thousands of dollars to address, HAT has found it most cost effective to pay its production personnel wages at the higher end of national standards while demanding in return a high level of professionalism from its employees. To insure that a good level of communication is maintained with all employees, HAT provides regular written evaluations to all employees.

     The principal focus of the operations group at HAT is the implementation of strategies to enhance worker productivity, which include assigning dedicated crews and dedicated project managers to each maintenance and modification job, ongoing training for supervisors, project managers and quality control personnel, and improving material flow to each job site. HAT also is strengthening its production planning and control department for the purpose of improving pre-input planning, responsiveness to unexpected maintenance finds or changes in customer work scope, and the efficiency with which, when necessary, manpower flows from one job to another.

     Aircraft maintenance and modification is a highly regulated industry, and a good working relationship with the FAA is essential to the successful operation of an FAA-approved Repair Station such as HAT. The policy of HAT management is to work closely and proactively with the FAA, which has resulted in the very positive relationship needed to insure that when significant issues do occasionally arise between HAT and the FAA they are addressed in a reasonable and constructive nature.

     Marketing Strategy

     HAT has identified maintenance and modification of the Boeing 727 and 737 and the DC-9/MD80 jet aircraft (and eventually, Boeing 757 aircraft) as its major target markets through at least 2005. Although aircraft maintenance is a multi-billion dollar annual industry, in many ways it is a very tightly knit community in which many key players are well known to one another. As a result, there exists a surprisingly efficient flow of information throughout the industry that makes a company's reputation by far its most important marketing asset.

     Consequently, HAT's marketing efforts are focused on building relationships with key clients and making sure that each job is a positive experience for the customer. Much of the sales activity at HAT is actually based on communicating with customers while their aircraft are in work, in order to minimize the possibility of misunderstandings arising. In lieu of traditional advertising, HAT favors personal visits to current and potential customers in order to build the direct personal relationships that are key to its success, presence at industry conferences and trade shows, and building referrals from satisfied customers. Conversely, traditional advertising in industry and trade publications, direct mail and other conventional marketing and advertising techniques used by service businesses have been of little use in generating business for a large-jet repair facility.

     HAT regularly provides press releases on major jobs and provides interviews for trade journals as a method for maintaining visibility in the industry. HAT also maintains a web site that describes its facilities, personnel and capabilities. at www.hamaerotech.com.

     Market

     Narrow body commercial airliners (Boeing 727s, 737s and MD80s and DC-9s) are HAT's primary market for selling aircraft maintenance, repair, and component overhaul services. Major commercial airlines, lower-tier airlines, package carriers and charter operators operate these aircraft. Although the severe industry-wide impact of the September 11th event still is being felt today, we estimate that the North American market for MROM services is approximately $5 billion annually. HAT's target market of narrow body commercial jet aircraft constitutes an estimated 20% of the worldwide commercial aircraft maintenance market. Due to the relatively small portion of its revenues that come from activities other than its core MROM services, HAT has not examined the markets for those other activities.

     Competition

     The barriers to entry in the commercial jet maintenance and modification business are very high due to the stringency of FAA regulation, the complexity and sophistication of modern jet aircraft, and the reluctance of operators to entrust their aircraft maintenance to new, unproven start-up facilities. Even if a new entrant succeeds in completing the very costly and time consuming process of obtaining FAA approval for a new repair station, they are then faced with the difficult task with convincing operators to input aircraft into an unproven facility that will necessarily experience learning curve cost overruns and delays.

     Many of the largest aircraft repair stations expend the majority of their man-hours on wide body aircraft. HAT is one of the top twenty repair stations in the country specializing in strictly narrow body aircraft, and once it reaches approximately $25 mil. in revenues, HAT will be among the top ten repair stations of its class.

     Given the many billions of aircraft maintenance dollars spent each year, and the relatively limited number of approved repair stations, much of the meaningful competition in today's aircraft maintenance industry is not so much competition for customers as it is for qualified personnel to perform the work. In view of the importance of employing highly competent personnel in the quality critical field of commercial aircraft maintenance, HAT's pay scales generally meet or exceed national standards. Also, HAT has been very successful in recruiting key personnel by focusing on providing a good quality work environment and due to the desirability of Tucson's lifestyle.

     In the local area, HAT's major competitor for narrow-body aircraft maintenance work is Evergreen Air Center, which is located in Marana, Arizona and employs approximately 275 people. Evergreen Air Center services Evergreen Airline's fleet of Boeing 747 and McDonnell Douglas DC-9 commercial aircraft and provides services to outside customers.

     Nationally, Hamilton Aerospace competes in the narrow-body segment of the market with Tramco, owned by Goodrich Corporation and located in Seattle, Washington; AAR Group, Inc., located in Oklahoma City, Oklahoma; Ozark Aircraft, located in Fayetteville, Arkansas; Mobile Aerospace, located in Mobile, Alabama; Timco, located in Greensboro, North Carolina, Macon, Georgia, and Lake City, Florida; FlightStar, located in Jacksonville, Florida; Commercial Jet Miami, located at Miami, Florida; Avborn Heavy Maintenance, located at Miami, Florida; and Commodore, a subsidiary of Israeli Aircraft Industries, located at Miami, Florida. Internationally, Hamilton Aerospace competes with Coopesa, located in San Jose, Costa Rica and Aeroman, part of the Taca Groupa, located in San Salvador, El Salvador.

     HAT competes principally on the high quality of its services, its price competitiveness due to its location in the Southwest and low labor rates, its dry, mild climate and ability to do many MROM projects outdoors, and the low cost of its Tucson facility. In the past year, predominantly due to the September 11, 2001 event, five major repair stations either ceased doing business or filed Chapter 11, including Hamilton Aviation, HAT's predecessor. This has restricted the supply of services to the industry and opened up an opportunity for HAT.

     The large aircraft repair business is highly competitive. Revenues are sensitive to adverse changes in the air carrier business, with factors such as airline profit levels, changes in fuel costs, average fare levels, and passenger demand. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT's services.

     Employees and Employment

     At December 31, 2002 a total of approximately 150 employees are employed by HAT. At the date of this filing, employees total over 200. These persons are all highly trained and qualified. The capacity of the facilities currently occupied by HAT is at least 600, working two staggered shifts. Purchase and erection of the clamshell hangar would substantially increase the number of personnel employable. Both Renegade and HAT are non-union and believe that their relationships with employees are good. HAT's management is also experienced in the hiring, training, and retention of people necessary to operate its repair, maintenance and modification facilities.

     Based upon the available talent pool, both Renegade and HAT believe that their needs for labor will be addressed adequately in the future. This includes the key technical positions that require licensure by the FAA. Since the air transport slowdown caused by September 11, 2001 tragedy, the availability of highly qualified skilled aircraft maintenance and support personnel has increased. HAT does not expect that identifying, attracting and retaining qualified personnel in any of the key areas will be difficult.

     In addition, Pima Community College, located in Tucson, has been training mechanics since 1991. Pima has just completed a major new training facility adjacent to HAT's facility. HAT intends to work closely with Pima to apprentice Pima new students to work at HAT and to hire experienced Pima alumni.

     Regulation

     The aviation industry is highly regulated by the FAA in the United States and by similar agencies in other countries. We must be certified by the FAA, and in some cases authorized by the original equipment manufacturers, in order to repair aircraft components and to perform maintenance and repair services on aircraft. Commercial jets, like any other complex vehicles, require periodic maintenance to allow for their safe and economical operation. Unlike many vehicles, the repair and modification of such aircraft is highly regulated by the various aviation authorities in each country of operation around the world.

     In the United States, the Federal Aviation Administration (FAA) regulates the manufacture, repair, overhaul and operation of all aircraft and aircraft equipment operated in the U.S. pursuant to the Federal Aviation Regulations
(FARs). The FAA must certify each authorized repair station, and certified facilities are issued an Air Agency Certificate. Each certificate contains ratings and limitations that specifically authorize the repair station to only perform certain types of services on specific makes and models of aircraft. FAA regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. We closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us.

     HAT holds FAA Air Agency Certificate #HOCR426X ("FAA Certificate") as an authorized and approved FAA repair station, which permits HAT to service narrow body large commercial jet aircraft. This certificate allows HAT the following ratings: Instrument, Accessory, Limited Airframe, and Limited Engine for the following aircraft (with certain limitations for each rating and aircraft):

    Rating            Manufacturer              Make/Model
    ---------------------------------------------------------------------------

    Airframe          Boeing              B-727-100/200- All Series
                      Boeing              B-737-100/200/300/400/500- All Series
                      Douglas             DC-8-All Series
                      Douglas             DC-9-All Series

    Power plant       Pratt & Whitney     JT-3D
                      Pratt & Whitney     JT-8D
                      General Electric    CFM-56
                      Non-destructive Inspection, Testing and Processing

     HAT is inspected regularly by the FAA for conformity to federal regulations, and its predecessor, Hamilton Aviation, consistently passed those inspections with no significant discrepancies. Weekly visits by the primary maintenance inspector (PMI) from the FAA provide continuous monitoring of all HAT activities. HAT maintains an excellent working relationship with the FAA staff, as did predecessor Hamilton Aviation, and all work is carried out according to the standards and requirements of the FARs.

     HAT also holds an equivalent certificate in the European Economic Community, JAA Agency No. JAA.5903. Without the JAA certificate, HAT would not be allowed to work on aircraft that operate in EEC airspace. Both certificates are in good standing. Licensure and regulation of aviation companies is almost exclusively federal in nature.

     Quality Assurance (which includes Quality Control and Inspection) and Production functions are separate and distinct at HAT, as required by the FAA, and the management of each is autonomous from the other, as federal law requires. Upon completion, all work will have been fully documented as to the materials used, parts and labor applied, and conformity to the approved data and FARs.

     There is no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, will not materially adversely affect our business, financial condition or results of operations.

     Further, our operations are also subject to a variety of worker and community safety laws. In the United States, the Occupational Safety and Health Act mandates general requirements for safe workplaces for all employees. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with health and safety requirements under the Occupational Safety and Health Act.

     Product liability

     Our business exposes us to possible claims for personal injury or death which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While HAT maintains what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverages maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverages can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business, financial condition or results of operations.

                          WORLD JET STRATEGIC ALLIANCE

     HAT has entered into a strategic alliance with World Jet Corporation based at Los Angeles International Airport. World Jet is a major company involved in aircraft spare parts and equipment acquisition and supply for large commercial jets on a global basis, including all the world's passenger fleets. Under the terms of this alliance, HAT does less of its own purchasing of parts and equipment, and World Jet has taken over many of those functions. This alliance also has opened up a $2 million credit line for HAT from World Jet. This alliance has resulted in HAT paying up to 25% less for parts and equipment than it was spending prior to the alliance. The combination of this credit line and discount has substantially improved HAT's cash flow and improved its profit on resale of parts to customers. HAT and World Jet both benefit by sharing marketing information and directing each other's customers to one another.

                                Industry Overview

     As is the case in most industries, the aviation industry is cyclical in nature. Historical evidence suggests that the typical business cycle in the aviation industry has a duration of approximately 10 years peak to peak. The aviation industry appeared by mid-2001 to be headed into a prolonged downturn, and this trend was violently accelerated by the event of September 11th. Since September 11, 2001, at least five major repair stations either ceased doing business or filed for Chapter 11 protection. This factor has restricted the supply of services to the industry and opened up an opportunity for HAT. Air carriers such as United Airlines also have filed for Chapter 11 protection. This recession in the current aviation industry continues unabated, and no clear end to the recession is in sight. We believe that the following trends are currently affecting the aviation industry and our operations in particular:

Growth in the Market for Aircraft MROM Services.

     The Boeing 2001 Current Market Outlook Report, published prior to the event of September 11th, projects that the worldwide fleet of commercial aircrafts will more than double by 2020, that the worldwide freighter airplane fleet will more than double by 2020, and that the aircraft fleet will continue to age. We anticipate that these factors will in the long term increase the demand for maintenance and repair services. This reports estimates the worldwide market for MROM services at approximately $44.6 billion annually and that approximately $5.3 billion of that amount is provided in North America. We believe airlines perform approximately well over half of the North American services and that the balance are performed by independent facilities such as HAT.

Diversified Services and Strong Competitive Position.

     Our services include a wide range of aircraft maintenance and repair services across a number of different airframes. The breadth of our services allows us to be a vendor of choice to our customers in a highly fragmented industry. HAT competes principally on the high quality of its services, its price competitiveness due to its location in the Southwest and low labor rates, its dry, mild climate that allows services to be performed with only rare weather interruptions and to do much of its service out of doors, and the low cost of its Tucson facility.

Emphasis on Quality.

     Our MROM facility is licensed by the FAA and JAA. We emphasize quality and on-time delivery to our customers. We are focused on meeting and exceeding FAA and JAA requirements. As industry, regulatory and public awareness have focused on safety, our ability to meet and exceed these requirements on a consistent basis has become important to customers.

Impact of September 11th Terrorist Attacks.

     The September 11th terrorist attacks carried out against the United States of America in 2001 have had a severe impact on the aviation industry. As a result of these attacks and its related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their operations, taking more than 20% of their aircraft out of service, either parking them or returning them to leasing companies. This reduction in operations caused the airline industry in general to incur significant losses in 2001 and 2002 and decreased revenues for MROM facilities that depend significantly on airline customers, which HAT does not. While airlines remain hopeful that passenger levels will soon return to pre-September 11th levels, the effect of the terrorist acts, the continued alerts by the U.S. Department of Homeland Security and fears of new terrorist attacks, the U.S.-led invasion of Iraq, high fuel costs and the state of the economy in general likely will continue to have a negative impact on aviation. In response to these factors, we took steps, including head count reductions, to reduce our costs. These terrorist attacks have also impacted our competition with some of our competitors exiting the MROM business.

Background

     On May 2, 2002, we acquired HAMILTON AEROSPACE TECHNOLOGIES, INC., a Delaware corporation ("Hamilton Aerospace" or "HAT"), in a stock-for-stock exchange in which we issued 12,500,000 shares of our common stock to purchase all of the issued and outstanding capital stock of HAT. As a result of this transaction, HAT became our wholly owned subsidiary. At that time, the officers and directors of HAT also became our officers and directors. At this time, HAT is our principal asset and only operating company. HAT was formed on April 15, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification services to owners and operators of large Transport Category commercial jet aircraft. Prior to acquiring HAT we were in the development stage.

     On April 24, we acquired JOHNSTONE SOFTMACHINE CORPORATION, a Colorado corporation ("JSC"), in a stock-for-stock exchange. We purchased all the issued and outstanding capital stock of JSC from LogiCapital Corporation, a company controlled by Company shareholder and former director John Brasher, in exchange for the issuance of 3,000,000 shares of our authorized but unissued common stock. JSC holds a non-exclusive, worldwide data license from LogiCapital Corporation that permits JSC to use, reproduce and distribute certain data generated by the licensor in accordance with JSC's design and specifications through financial websites to be designed and operated by JSC. The Licensor, which operates financial websites, is obligated to provide JSC with the licensed products in a mutually agreed upon electronic format, and they will be supplied on a real time basis over the Internet directly to JSC websites that may be built. The Data License Agreement has a 5-year term and requires a royalty payment to the licensor of 20% of gross revenues, subject to a minimum cash payment annually to keep the license in force. JSC remains in the development stage, and the Company has elected to focus its efforts on HAT operations and has not funded JSC operations. Management has not yet determined how, or whether, we will exploit or the timing of any exploitation of the license, in view of our current focus on HAT.

                      RISK FACTORS RELATING TO OUR BUSINESS

     In addition to the other information contained in or incorporated by reference into this Form 10-KSB, you should carefully consider the following risk factors and other information contained in this report.

Risks Related to the Aviation Services Industry

     Problems in the airline industry could adversely affect our business. Since our customers consist primarily of passenger and cargo air carriers and aircraft leasing companies, economic factors affecting the airline industry impact our business, though to much lesser extent than it affects MROM firms that rely heavily on major airlines for business. When economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. Additionally, the price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our maintenance and repair services business, become less viable as the price of fuel increases. We cannot assure you that economic and other factors which may affect the airline industry will not adversely impact our business, financial condition or results of operations.

     The event of September 11th have had a negative impact on the airline industry in general, and thereby indirectly on us. Factors which have affected or may affect our business may include: (i) the impact of these terrorist attacks and the impact of declines in air travel as a result of these terrorist attacks on the financial condition of one or more of our airline customers, (ii) possible increases in jet fuel prices as a result of events relating to these terrorist attacks, (iii) potential reductions in the need for aircraft maintenance due to declines in airline travel and cargo business and (iv) the adverse effect of these terrorist attacks, or future events arising as a result of these terrorist attacks, on the economy in general.

Dependence on a Small Number of Customers

     For the partial year ended December 31, 2002, our 2largest continuing customers accounted for approximately80% of our total revenues, and our largest continuing customer accounted for approximately 43% of total revenues. Based on the work we can reasonably forecast at this time, it appears that for 2003, our 2 largest continuing customers will account for approximately 30% of our total revenues , and our largest continuing customer will account for approximately 20% of total revenues. A new customer is expected to account for 40% of 2003 total revenues. While the relative significance of customers varies from period to period, the loss of, or significant curtailments of purchase of our services by, one or more of our significant customers at any time could adversely affect our revenue and cash flow.

Our Business is Heavily Regulated

     The aviation industry is highly regulated by the Federal Aviation Administration (FAA) in the United States and by similar agencies in other countries. We must be certified by the FAA in order to repair aircraft and aircraft components. We cannot assure you that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not materially adversely affect our business, financial condition or results of operations.

Our Business is Highly Competitive

     The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors are other companies providing MROM services. Certain of our competitors are currently experiencing financial difficulties, and some or all of them may respond to their financial difficulties by reducing prices on their services to increase or retain market share. Any material deterioration in our financial condition is likely to affect our ability to compete with price-cutting by our competitors. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations.

We are Susceptible to Liability Claims

     Our business exposes us to possible claims for personal injury or death which may result if we were negligent in repairing or overhauling an airplane. We cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate to protect us in all circumstances. Additionally, we cannot assure you that we will be able to maintain adequate insurance coverages in the future at an acceptable cost. Any liability claim not covered by adequate insurance could materially adversely affect our business, financial condition or results of operations.

We Depend on Our Executive Officers and Employees

     Our continued success depends significantly upon the services of our executive officers and upon our ability to attract and retain qualified personnel in all of our operations. While we have or are issuing employment agreements with each of our executive officers and certain of our key employees, most of our employees are employed on an at-will basis. The loss of one or more of our executive officers and of a significant number of our other employees without capable replacements could materially adversely affect our business, financial condition or results of operations.

     Reports to Security Holders

     We are subject to the informational requirements of the Securities Exchange Act of 1934 as a "small business" issuer. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the Securities and Exchange Commission at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY.

     The principal executive offices for both Renegade and Hamilton Aerospace are located at the Hamilton Aerospace hangar facilities in Tucson, Arizona at

Tucson International Airport. This favorable location provides 360 days of sunshine per year together with extremely low humidity year round. These facilities are situated on the northwest ramp on 22 acres of concrete within the airport proper and are patrolled by the Tucson Airport Authority police force. HAT leases these facilities on a month-to-month basis at a rental rate of $14,385 per month.

     The HAT facility is level and fully paved with concrete sufficient to handle the largest aircraft on any part of its 22 acres. Two hangars provide the space for any modification and maintenance work that must be performed indoors. The larger hanger has 180' clear span and is 185' deep (30,400 sq. ft.), enabling it to wholly enclose a DC9 and a 727 at the same time. The smaller hangar is 100' clear span by 100' deep (10,000 sq. ft.) with 2,000 square feet of office space on the north side and another 2,000 square feet of backshop space on the south. Numerous mobile offices have been added to accommodate recent expansion of production and administrative space and sales offices. Immediately adjacent on the south side of this hangar are 3,300 square feet of office space which house the electrical shop, avionics, quality control, planning, production control and the library. In addition, HAT has another 4,200 square feet of office and backshop space, 12,000 square feet of storage space, and 9,000 square feet of warehouse space.

ITEM 3. LEGAL PROCEEDINGS.

     Neither Renegade nor any significant subsidiary is party to any material legal proceedings.

                                     PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our stockholders during 2002.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     Price Range of Common Stock

     During the fiscal year ended December 31, 2002, the Common Shares were quoted under symbol "RDVN" on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. Prior to May 2, 2002, the date on which Renegade acquired Hamilton Aerospace, few transactions took place. The following information relates to the trading of our common stock, par value $.001 per share. The high and low last sales prices of our common stock for each quarter during our two most recent fiscal years as well as for the first quarter of 2003, as reported by the OTC Bulletin Board to date, are set forth below:

                                                     HIGH     LOW
2003
----
First Quarter                                        $0.44    $0.24

2002
----
First Quarter                                        $0.46    $0.08
Second Quarter                                       $0.52    $0.08
Third Quarter                                        $3.35    $0.15
Fourth Quarter                                       $0.30    $0.20

2001
----
First Quarter                                        $0.51    $0.375
Second Quarter                                       $0.55    $0.51
Third Quarter                                        $0.72    $0.60
Fourth Quarter                                       $0.375   $0.375

Impact of Being an OTC Bulletin Board Stock

     Renegade's common stock is quoted on the OTC Bulletin Board and is traded in the over-the-counter markets. Unless and until our common shares become quoted on the NASDAQ system or listed on a national securities exchange, we may at any time be subject to the "penny stock" provisions of the Exchange Act and applicable SEC rules. At any time when the market price of our common stock is below $5.00 per share, our common stock may be deemed to be a penny stock. In that event, our common stock will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Renegade's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Renegade's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.


Our Common Stock is Thinly Traded and Our Stock Price
   May be More Volatile than the Market in General

     Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies which are exchange listed or quoted on NASDAQ. Our public float is approximately 2,686,406 shares, thus our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

     Holders

     Renegade had approximately 200 shareholders of record as of December 31, 2002, which number does not include shareholders whose shares are held in street or nominee names. We believe there are at least 50 beneficial holders of our common stock.

     Dividends

     Renegade has never paid a dividend and does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on our earnings (if any) and its cash requirements at that time, but we expect to retain earnings for business expansion over the foreseeable future.

                     RECENT SALES OF UNREGISTERED SECURITIES

     On April 24, 2002, we issued 3,000,000 shares of our common stock to LogiCapital Corporation to acquire ownership of Johnstone Softmachine Corporation. LogiCapital exchanged its Johnstone shares, which constituted all of the issued and outstanding Johnstone capital stock, in exchange for shares of our common stock. We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale to this entity. We believe that Section 4(2) was available because the sale did not involve a public offering. This transaction involved the issuance of securities to one entity. We did not utilize brokers in connection with this transaction and did not pay commissions or any form of compensation to any person for soliciting this entity. The certificate that was issued representing these shares contained a customary form of investment legend, and the shares may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Securities Act or pursuant to an available exemption from such registration requirements. This entity affirmatively represented to us that it was acquiring our shares for investment purposes, without any intent of making a redistribution of them, and that it had access to the same kind and quality of information concerning us as would be contained in a registration statement filed under the Securities Act.

     On May 2, 2002, we issued 12,500,000 shares of our common stock to a group of persons to acquire Hamilton Aerospace Technologies, Inc. LogiCapital exchanged its Johnstone shares, which constituted all of the issued and outstanding stock of Johnstone, in exchange for shares of our common stock. The shares were issued to Old Mission Assessment Corporation (8,100,000), Seajay Holdings LLC (1,500,000), Joane' Corporation (1,500,000), United Payphone Owners LLC (1,000,000), Ian Herman (200,000) and Ronald J. Clark (200,000). Herman and Clark became officers and directors of Renegade as a result of this transaction.

     We relied upon Section 4(2) of the Securities Act of 1933 for the offer and sale to these individuals. We believe that Section 4(2) was available because the sale did not involve a public offering. This transaction involved the issuance of securities to one entity. We did not utilize brokers in connection with this transaction and did not pay commissions or any form of compensation to any person for soliciting this entity. All certificates that were issued representing these shares contained a customary form of investment legend, and the shares may not be sold, pledged, hypothecated or otherwise transferred unless first registered under the Securities Act or pursuant to an available exemption from such registration requirements. Each of these individuals represented to us that they were acquiring the shares for investment purposes, without any intent of making a redistribution of them, and that they had access to the same kind and quality of information concerning us as would be contained in a registration statement filed under the Securities Act. Certain of these shares subsequently were transferred among the holders.



                                   Equity Compensation Plan Information

   Plan category                             Number of securities   Weighted average      Number of
                                             to be issued upon      exercise price of     securities
                                             exercise of            outstanding           remaining available
                                             outstanding options,   options, warrants     for future issuance
                                             warrants and rights    and rights
   ----------------------------------------------------------------------------------------------------------
                                                  (a)                   (b)                   (c)
   ----------------------------------------------------------------------------------------------------------
   Equity compensation plans approved by         20,000               0.30                  1,090,000
   security holders
   ----------------------------------------------------------------------------------------------------------
   Equity compensation plans not approved      410,000                0.30                  2,590,000
   by security holders
   ----------------------------------------------------------------------------------------------------------
   Total                                       430,000                0.30                  3,680,000
   ----------------------------------------------------------------------------------------------------------




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, OR PLAN OF OPERATION.

     We are a holding company, and all our operations are currently and were as of December 31, 2002, conducted by our operating subsidiary, HAT, which was organized on April 15, 2002. Unless otherwise specified, the operations discussed below pertain to operations of HAT since its inception on April 15, 2002.

                              RESULTS OF OPERATIONS

     Operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales consists primarily of labor, materials and freight charges. Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including timing of repair orders and payments from large customers, competition from other third-party MROM service providers, the state of the aviation industry and the number of customers seeking services, the impact of fixed pricing on gross margins and our ability to accurately project our costs, ability to obtain financing and other factors.

     Significant portions of our operating expenses, such as insurance, rent, debt payments, certain salaries and such, are relatively fixed. Since we typically do not obtain long-term commitments from our customers, we must anticipate the future volume of orders based upon the historic patterns of our customers and upon discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

     2002 Operations

     The Company completed its acquisition of HAT in May 2002. HAT commenced operations in late April 2002, and thus had only approximately eight months of operations for 2002. During the quarter ended June 30, 2002, the second quarter of the year, the Company incurred a net loss of $1,816,040, of which $489,140 was attributable to HAT operations. Approximately $1.3 mil. of that loss was due to the grant of stock and stock options. Significant expenses during the early days of operation were due to the high cost of sub-contracting services prior to receiving a separate FAA Repair Station certificate.

     During the quarter ended September 30, 2002, the third quarter of the year, the Company incurred a net loss of $526,898, of which $513,556 was attributable to HAT's operations. The losses in the second and third quarters can be largely attributed to the cost of setting up the HAT business to commence operations including, but not limited to, the cost of attracting new business, hiring qualified employees and management, entering into vendor relationships and establishing internal operating and reporting systems.

     Results in the fourth quarter ended December 31, 2002 reflect the gradual upward trend in HAT revenues during the first nine months of operation. HAT recorded a profit for the first time, of $137,375.This reflects management's continual efforts to minimize costs so that the available revenue opportunities, of an extremely competitive and depressed marketplace, would be sufficient to foster continued growth of the operation. Internal management policies implemented during this inception year were necessitated by adherence to an overall management strategy of long-term growth and profitability. We experienced a loss of $227,847 for the fourth quarter on a consolidated basis, but HAT was profitable on a standalone basis. Although the fourth quarter amounted to approximately 1/3rd of our operating year for 2002, it contributed less than 10% of the annual loss, which declined each quarter of 2002.

     Our revenues for 2002 of $5,009,703 includes $3,667,697 in labor billings resulting from 72,523 billable hours. The $50.57 average per billable hour, which we believe is among the highest in the industry, demonstrates the efficacy of management's decision to maintain the core preassembled, highly competent, workforce it found available at the inception of HAT operations. Our HAT subsidiary was organized in April 2002, thus our financial results reflect operations for only 8 months of 2002. Because of our recent organization, several potential customers and some former customers of Hamilton Aviation, Inc. were reluctant to send work to us, or they sent the work to competitors which would have otherwise gone to us, due to their concerns about our financial stability. We believe that this is becoming less of a factor affecting our revenue as we have demonstrated our ability to do first quality work and give exceptional turn times and also in view of our credit rating, which is excellent. Further, during 2002 several of our customers experienced adverse financial problems of their own of varying severity, which further adversely impacted our operating results.

     Operating expenses for 2002 were also negatively impacted by legal and accounting costs. Included in operating expenses for the year ended December 31, 2002 are an aggregate of $1.3 million in non-recurring costs associated with the award of stock and stock options. Our business evolved in 2002 to the point that we turned low margin work away in the fourth quarter and were able to negotiate better terms with certain customers. We were successful in retaining significant customers of Hamilton Aviation, Inc., such as Pegasus Aviation and Falcon Air Express, as well as adding large new customers such as Jetran International.

     The following table graphically depicts our quarterly performance on a consolidated basis and our Hamilton Aerospace operating subsidiary on a stand-alone basis for the approximately eight months of operations in 2002:


------------------------------------------------------------------------------
                           Renegade Consolidated      Hamilton Stand-Alone
------------------------------------------------------------------------------
June 30 Quarter
------------------------------------------------------------------------------
  Revenues                      $ 1,487,569               $ 1,487,569
------------------------------------------------------------------------------
  Costs of sales               ( 1,399,857)               ( 1,343,104)
------------------------------------------------------------------------------
  Expenses                     ( 1,903,752)               (   633,605)
------------------------------------------------------------------------------
Net Profit (Loss)              ( 1,816,040)               (  $489,140)
------------------------------------------------------------------------------
------------------------------------------------------------------------------
September 30 Quarter
------------------------------------------------------------------------------
  Revenues                     $ 1,447,808                $ 1,447,808
------------------------------------------------------------------------------
  Costs of sales               ( 1,271,782)               ( 1,328,534)
------------------------------------------------------------------------------
  Expenses                     (   702,924)               (   632,830)
------------------------------------------------------------------------------
Net Profit (Loss)              ($  526,898)               ($  513,556)
----------------------------------------------- ------------------------------
------------------------------------------------------------------------------
December 31 Quarter
------------------------------------------------------------------------------
  Revenues                     $ 2,074,326                $ 2,074,326
------------------------------------------------------------------------------
  Costs of sales               ( 1,729,088)               ( 1,729,088)
------------------------------------------------------------------------------
  Expenses                     (   573,085)               (   207,862)
------------------------------------------------------------------------------
Net Profit (Loss)              ($  227,847)                 $ 137,375
------------------------------------------------------------------------------
------------------------------------------------------------------------------
December 31 FYE Results
------------------------------------------------------------------------------
  Revenues                     $ 5,009,703                $ 5,009,703
------------------------------------------------------------------------------
  Costs of sales               ( 4,400,727)               ( 4,400,727)
------------------------------------------------------------------------------
  Expenses                     ( 3,179,761)               ( 1,474,297)
------------------------------------------------------------------------------

Net Profit (Loss)              ($2,570,785)               ($  865,321)
------------------------------------------------------------------------------


As the above chart indicates, we achieved profitability, in our HAT subsidiary in fourth quarter 2002.


     2001

     For the year ended December 31, 2001, we had no operations, assets or revenues and incurred a net loss of $11,166 as compared to a net loss of $18,182 for the year ended December 31, 2000. Expenses in calendar 2001 related primarily to miscellaneous filing fees, accounting fees and legal fees.

                         LIQUIDITY AND CAPITAL RESOURCES

     Liquidity

     As of December 31, 2002, we had $1,891 in cash on hand and approximately $750,000 in collectible receivables. We did not raise meaningful capital during 2002, which necessitated the financing of our HAT accounts receivable in some instances. Besides the accounts receivable financing line, we did not have a meaningful line of credit in 2002. Operations provided no net cash flow but resulted in a loss of $2,570,785. This lack of working capital and profitability has made it necessary for us to grow our business out of monthly cash, but revenues nonetheless continued to grow through the fourth quarter of 2002 and since. Growing our business requires adding trained employees, which increases overhead faster than receivables can be collected. In order to continue our growth and achieve stability, we need to raise equity capital.

     The bridge loan arrangement discussed below has assisted materially with our financing and liquidity needs since December 31, 2003, but it is debt financing and not a permanent arrangement. Our goals for 2003 are to raise the necessary equity capital and to establish revolving lines of credit upon which we can draw as needed.

     HAT has entered into a strategic alliance with World Jet Corporation based at Los Angeles International Airport, pursuant to which World Jet does much of the parts and equipment purchasing for HAT. This alliance also has opened up a $2 million credit line for HAT from World Jet. This alliance has resulted in HAT paying up to 25% less for parts and equipment than it was spending prior to the alliance. The combination of this credit line and discount has substantially improved HAT's cash flow and improved its profit on resale of parts to customers.

     By the end of 2002, we were regularly paying accounts payable within 45 days, which we believe is significantly better than industry average. In December 2002 we received the highest credit rating from Dun & Bradstreet, which has improved our ability to obtain credit and, in some instances, to obtain MROM work.

     HAT will require additional working capital to carry out its business development plan. Management estimates that between $750,000 to $1,000,000 in equity capital will be needed. Management is confident of its ability to raise or borrow sufficient capital needed for operations as well as to implement its business development plans.

     The inability to raise funds or a continued lack of funds could result in the failure to complete needed acquisitions of certain aviation asserts and inventory, as well as jeopardize HAT's future operating results. We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of internally generated funds and financing arrangements. We believe that our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans.

     Short-Term Financing

     As of December 31, 2002, the Company had placed invoices belonging to a single customer, in full recourse financing. The debt is secured by the Company's accounts receivable due from that customer, and bears interest at a rate of 42% to 52% per annum. The total amount of invoices placed is $757,882.90 on which the factor advanced $622,706.25. At December 31, 2002, the customer had made payments totaling $516,222.32. The customer has paid and has agreed to pay the full costs of these arrangements. Factoring was necessitated by the cash flow problems created by our customer's inabililty to make payments on his work with us in the typical time frame we contracturally provide for payments. The customer continues to make regular payments to the factor. Since this is a full recourse financing, there is a degree of risk and exposure that the Company would have to repay the factor in the event of customer's inability to pay.

     On December 15, 2002 American Capital Ventures LLC agreed, subject to due diligence, to provide the company with financing of up to $6 million. On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note is $675,000. Interest is payable in monthly installments at the rate of l.25% per month, payments beginning April 1,2003. The entire unpaid Principal and any accumulated, accrued or unpaid interest thereon are due and payable on September 1, 2003. This loan represents the first installment of a bridge loan of up to $2million. It is intended that this bridge loan will be replaced by a combination of a preferred stock offering and a $4 to $6 million credit facility.


     Long-Term Financing

     No long term financing was in place during 2002.

                Risk Factors Relating to Our Financial Condition

     We Have Substantial Debt that We May be Unable to Service

     We currently owe Hamilton Aviation, Inc. the sum of $1,200,000 for assets purchased, which is repayable over 36 months in monthly payments of $36,779. The creditor has a senior secured position in the assets sold. Based upon current business and cash flow levels, we feel confident we can service this debt out of operating cash flow. We currently have significant outstanding indebtedness of $675,000 in the form of a bridge loan repayable in a lump sum installment in September 2003 ("Bridge Loan"). The lender holds a secured position in all our assets, including receivables and invoices. These two creditors are secured by virtually all of our assets. If we are unable to raise equity capital to repay the Bridge Loan, or to convince the holders of this debt to convert their loans into our equity securities, the possibility exists that we could face foreclosure proceedings by this creditor. The degree to which we are leveraged could have important consequences to us, including our vulnerability to adverse general economic and industry conditions, our ability to refinance our indebtedness, and our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes. Any equity capital raised must be applied directly, dollar for dollar, against sums owing under the Bridge Loan.

We Depend on Financing Transactions

     During 2002, we relied primarily upon significant borrowings under factoring arrangement in which we obtaining financing on our receivables to satisfy our funding requirements. Despite obtaining the Bridge Loan, we have found it necessary in 2003 to continue using this factoring arrangement. If we are unable to raise sufficient equity capital, we cannot assure you that financing alternatives will be available to us in the future to support our operations.

Our Lenders Impose Significant Restrictions On Us

     The Bridge Loan imposes significant operating and financial restrictions on us. These restrictions may significantly limit our ability to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. In addition, our failure to comply with these restrictions could result in an event of default which, if not cured or waived, could materially adversely affect our business, financial condition or results of operations. We incurred an overall loss for 2002, despite a modestly profitable fourth quarter in our HAT operations, and we may incur losses in the future. If we incur losses in the future, our ability to obtain sufficient working capital for our operations and our ability to service our indebtedness may be impaired.

Possible Cancellations, Reductions or Delays

     A large portion of our operating expenses are relatively fixed; therefore cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect our business, financial condition or results of operations.

                          CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our consolidated financial statements filed as part of this annual report include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

     REVENUE RECOGNITION. We recognize revenues related to engine overhaul services when we ship the overhauled engine. Revenues from fixed-fee contracts for MROM sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenues from time and material contracts are recognized as the services are performed.

     USE OF ESTIMATES. Management's discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates these estimates on an on-going basis, including those related to estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, future cash flows in support of long lived assets, medical benefit accruals, and the estimated fair values of facilities under capital leases. Management bases its estimates on historical experience and on various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Item 7. FINANCIAL STATEMENTS.

     The financial information required by Item 7 is included following Part III of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The persons who serve as directors and executive officers of Renegade and of our Hamilton Aerospace subsidiary, their positions and tenure held in Renegade and Hamilton Aerospace, as the case may be, are listed below. The Board of Directors is not divided into classes, and Directors serve one-year terms. Each director will serve until the next annual meeting of shareholders, or until his respective successor has been elected and duly qualified. Officers hold office at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exist.



RENEGADE DIRECTORS
    AND EXECUTIVE OFFICERS

Name                 Age              Positions                             Term Expires
----                 ---              ---------                             ------------

Ian Herman           56  Chairman of the Board and Chief Executive              2003
                         Officer of Renegade and Hamilton Aerospace

John B. Sawyer       37  President,Director and Chief Operating Officer         2003
                         Of Renegade and Hamilton Aerospace
Ronald J. Clark      60  Resigned as a Director (4-10-03 See
                         "Subsequent Events")


Note: The Board of Directors has been reduced to two, with John Sawyer becoming
President.



HAMILTON AEROSPACE DIRECTORS
   AND EXECUTIVE OFFICERS

Name                 Age   Positions                                         Term Expires
----                 ---   ---------                                         ------------

Ian Herman           56  Chairman of the Board and Chief Executive              2003
                         Officer of Renegade and Hamilton Aerospace

John B. Sawyer       37  President, Director and Chief Operating Officer        2003
                         Of Renegade and Hamilton Aerospace
Ronald J. Clark      60  Resigned as a Director (4-10-03 See
                         "Subsequent Events")


Alan R. Abate        46  Senior Vice President                                  N/A
Philip S Watkins     36  Vice President, Maintenance                            N/A
Patricia Graham      60  Vice President, Finance                                N/A



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

     Ian Herman is Chairman of the Board and Chief Executive Officer. Ian is one of the UK's most respected business executives having headed the Department of Trade and Industry London and Southeast Development Board as Chairman for the British government handling major inward investments into the U.K.. During that time he evaluated and administered projects in diverse industries totaling more than $200 million. He served as Chairman and Chief Executive of the British World Airlines, where he took the group from losses of over $3 million to profits of over $3 million in 12 months and later raised $22 million in cash and converted nearly $25 million of debt to equity. For his contribution to his country's economic development, he was honored the coveted "Freedom of the City of London" award.

     John B. Sawyer, President, Chief Operating Officer and Director. From 1998 through May 6, 2002, John Sawyer was Chief Operating Officer of Hamilton Aviation, Inc. From 1996 until 1997, Mr. Sawyer was president of Matrix Aeronautica S.A. de C.V., a Mexican repair station located in Tijuana, Baja California. John received an A.A. in Aerospace Engineering from the University of Texas (Austin). In 1986 John joined Pan American World Airways based in Berlin, Germany. Subsequent to that he worked as a Production Foreman at Raytheon, a Quality Control Supervisor at TIMCO, a Heavy Maintenance Representative for World Airways, and Director of Quality Control at Federal Express Feeder.

     Family Relationships

     There are no family relationships between any director or executive officer.

                              SIGNIFICANT EMPLOYEES

     The following persons are considered significant employees of our HAT subsidiary:

     Ian Herman, Chairman and Chief Executive Officer. Biography above.

     John B. Sawyer, President. Biography above.

     Alan R. Abate, Vice President and Senior Corporate Officer. Mr. Abate started his aviation career in 1976. During his early years, he earned his FAA Airframe and Powerplant certificates and honed his skills in transport category aircraft maintenance and modification. By the mid-1980s, Mr. Abate had worked his way into management with Hamilton Aviation, Inc. Working days and going to school at night, he earned an Advanced Certificate and AAS degree, with honors, in Business Administration from Pima College in Tucson, Arizona. Since his involvement in executive management in the early 1990s, he has been directly responsible for corporate administration and contract management. Currently, Mr. Abate is responsible for contract management and corporate administration including human resources and information systems for Hamilton.

     Patricia Graham, Vice President of Finance. Since 1995, Patricia Graham has been associated with the aviation industry serving as Divisional Controller for IAC Complete Controls, Inc., as Regional Controller for American Aircarriers Support, Inc., and as Controller and Corporate Officer for Evergreen Air Center, Inc. prior to joining Hamilton Aerospace. Ms. Graham graduated Summa Cum Laude from the University of Arizona with a B.S. in Business Administration. Ms. Graham has over 15 years history in accounting, fiscal planning and budgetary operations, as well as 5 years public accounting experience.

     Philip S. Watkins, Vice President of Maintenance. Phil joined Hamilton Aerospace on May 6, 2002 as the Director of Maintenance. Prior to joining Hamilton Aerospace, Mr. Watkins was Vice President of Operations for Hamilton Aviation, Inc. since 2000. From 1995 to 2000, Mr. Watkins was Project Manager at TIMCO in Greensboro, North Carolina, for the United 767 Heavy Maintenance Visits programs. Prior to that, Mr. Watkins was Program Manager for West Virginia Aerospace Inc., located in Bridgeport, West Virginia.

     BILL DELANEY, Vice President of Sales and Marketing. Bill began his aviation career in 1983, in a family-owned general aviation maintenance operation. He is a graduate of Texas State Technical Institute, a school co-founded by his father. He holds an F.A.A. Airframe and Powerplant rating and has performed a wide range of duties from Quality Control to Operations and Materials Management. Prior to joining Hamilton Aerospace, Bill was Vice President of Operations for a large transport category aircraft maintenance facility very similar to and competitive with Hamilton Aerospace, where he managed an operation of 450 employees with annual revenues of $50 million dollars. Bill has managed aircraft maintenance services to many of the industry's most notable clients, including Boeing, NASA, and numerous airlines and leasing companies.

     BARRY L. KIDD, Director of Technical Services. Barry joined Hamilton Aerospace on May 26, 2002 as Director of Technical Services. Prior to joining Hamilton Aerospace, Mr. Kidd was Vice President of Planning for TIMCO in

Greensboro, North Carolina. Mr. Kidd spent eleven years with TIMCO in various positions as Project Manager of the DC-8 and 767 Cargo modification program and Director of Maintenance prior to his promotion to Vice President of Planning. Prior to TIMCO, he was Vice President and General Manager for Atlantic Aviation Corporation in Wilmington, Delaware.

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

Item 10. EXECUTIVE COMPENSATION.

     Renegade currently has in place an employee stock compensation plan and two compensatory stock option plans. Renegade has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted at this time, although other plans may be adopted by the Board of Directors in the future.

          Compensation of Officers and Directors and Executive Officers

     The table below presents information concerning the compensation of the Company's Chairman of the Board, Chief Executive Officer and its other most highly compensated executive officers for the current year. None of such persons were compensated by the Company or by HAT during 2001. Such officers are sometimes collectively referred to below as the "Named Officers."

                                       SUMMARY COMPENSATION TABLE

                                                               Long-Term Compensation
                                                               ----------------------

                               Annual Compensation              Awards                  Payouts
                      ----------------------------------      ------------------------  -------
   (a)                 (b)       (c)      (d)         (e)        (f)          (g)         (h)       (i)
                                                                           Securities               All
 Name and                                                     Restricted   Underlying     ($)      Other
 Principal             ($)       ($)      ($)         ($)       Stock       Options      LTIP      Compen-
 Position             Year     Salary     Bonus      Other     Awards($)    & SARs(#)   Payouts   sation($)
-----------           ----     ------     -----      -----     ---------   ----------   -------   ---------

Ian Herman (1)        2002     $75,240    None         None       None       40,000       None       None
 Chairman, Sec.       2001     $ -0-      None         None       None       None         None       None
                      2000     $ -0-      None         None       None       None         None       None

Ronald J. Clark(1)    2002     $75,240    $15,000      None       None       None         None       None
 President, CEO       2001     $ -0-      None         None       None       None         None       None
                      2000     $ -0-      None         None       None       None         None       None

John B. Sawyer        2002     $88,310    None        None        None       None         None       None
 COO, Vice Pres.      2001     $ -0-      None        None        None       None         None       None
                      2000     $ -0-      None        None        None       None         None       None

Randy J. Sasaki(2)    2002     $ -0-      $22,500     None        None       None         None       None
Former Director       2001     $ -0-      None        None        None       None         None       None
                      2000     $ -0-      None        None        None       None         None       None

John Brasher (2)      2002     $ -0-      None        $18,340     None       None         None       None
Former director       2001     $ -0-      None        $5,500      None       None         None       None
                      2000     $ -0-      None        $8,000      None       None         None       None



(1) The bonus amounts payable in 2002 to Clark consist of awards of common stock pursuant to the 1997 Employee Stock Compensation Plan.

(2) Sasaki and Brasher were directors, and Sasaki was an executive officer of the Company for the years respectively ended December 31, 2001 and 2002. Their service terminated on May 3, 2002. Other compensation payable to Brasher for those years consisted of legal fees.


     None of the Named Officers received any form of non-cash compensation from the Company or Hamilton Aerospace in the years ended December 31, 2002 or 2001, nor currently receives any such compensation. The Company intends to implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.



                              OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                       Individual Grants
------------------------------------------------------------------------------------------------
    (a)                (b)               (c)                       (d)                (e)
                    Number of         % of Total
                    Securities       Options/SARs
                    Underlying        Granted to
                   Options/SARs        Employees           Exercise or Base
   Name              Granted         in Fiscal Year           Price($/Sh)        Expiration Date
   ----              -------         --------------           -----------        ---------------

Ian Herman            None               N/A                       N/A               N/A
Ronald J. Clark       None               N/A                       N/A               N/A
John B. Sawyer        None               N/A                       N/A               N/A
Robert J. Scott       None               N/A                       N/A               N/A
Randy J. Sasaki (1)   None               N/A                       N/A               N/A
John Brasher (1)      None               N/A                       N/A               N/A

(1) Sasaki and Brasher were directors, and Sasaki was an executive officer, of the Company during the years respectively ended December 31, 2001 and 2000.



               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      and FISCAL-YEAR-END OPTION/SAR VALUES
-------------------------------------------------------------------------------------------------
    (a)                     (b)               (c)                     (d)               (e)
                                                                   Number of
                                                                   Securities         Value of
                                                                   Underlying        Unexercised
                                                                   Unexercised      In-the-Money
                                                                   Options/SARs     Options/SARs
                                                                  at FY-End (#)     at FY-End ($)

                      Shares Acquired                             Exercisable/      Exercisable/
   Name                 on Exercise     Value Realized($)        Unexercisable     Unexercisable
   ----                 -----------     -----------------        -------------     -------------

Ian Herman                None              N/A                      N/A                N/A
Ronald J. Clark           None              N/A                      N/A                N/A
John B. Sawyer            None              N/A                      N/A                N/A
Robert J. Scott           None              N/A                      N/A                N/A
Randy J. Sasaki (1)       None              N/A                   500,000               Nil
John Brasher (1)          None              N/A                   500,000               Nil



(1) Sasaki and Brasher were directors, and Sasaki was an executive officer, of the Company during the year ended December 31, 2001. No value for the unexercised options held by them at year end could be ascertained due to the lack of any trading market in the Company's shares.

     Randy Sasaki and John Brasher each exercised options to purchase 500,000 shares of common stock. Otherwise, none of the Named Officers exercised any options or SARs during the preceding two years.

     1997 Employee Stock Compensation Plan

     Renegade has adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of Renegade and advisors to Renegade (the "ESC Plan"), which has been approved by the shareholders. Renegade has reserved a maximum of 1,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and Renegade will recognize a compensating deduction at such time. The ESC Plan is administered by the Board of Directors. All shares of Common Stock available under the ESC Plan have been awarded and issued.

     1997 Compensatory Stock Option Plan

     Renegade has adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"), which has been approved by the shareholders. Renegade has reserved a maximum of 2,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Renegade will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The CSO Plan is administered by the Board of Directors. Options to purchase an aggregate of 1,340,000 shares of Renegade common stock have been granted under the CSO Plan, as described above, and 430,000 have been returned.

     2002 Compensatory Stock Option Plan

     Renegade has adopted the 2002 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "2002 CSO Plan"), which has not been approved by the shareholders. Renegade has reserved a maximum of 3,000,000 Common Shares to be issued upon the exercise of options granted under the 2002 CSO Plan. The 2002 CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the 2002 CSO Plan at exercise prices to be determined by the Board of Directors or other plan administrator. With respect to options granted pursuant to the 2002 CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Renegade will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The 2002 CSO Plan is administered by the Board of Directors. Options to purchase an aggregate of 1,250,000 shares of Renegade common stock have been granted under the 2002 CSO Plan, as described above, and 840,000 have been returned.

     Compensation of Directors

     Renegade has no standard arrangements in place or currently contemplated to compensate Renegade directors for their service as directors or as members of any committee of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth, as of December 31, 2002, the stock ownership of each officer and director of Renegade, of all officers and directors of Renegade as a group, and of each person known by Renegade to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as such shares. No person listed below has any option, warrant or other right to acquire additional securities of Renegade, except as noted.

                                           Amount
   Name and Address of                 Common Stock Owned     Percent of Common
   of Beneficial Owner                   Beneficially         Stock Outstanding
   -------------------                   ------------         -----------------

*Ian M. Herman                            240,000 (1)               1.3%
3908, S. Ocean Blvd.#1
Highland Beach, Florida 33487

*John B. Sawyer                           400,000 (2)               2.1%
PO Box 23009
Tucson, Arizona 85734

*Ronald J. Clark                          250,000 (3)               1.3%
6045 Tocito Place
Tucson, Arizona 85718

*All Directors and executive
 officers(3 persons)                      890,000                   4.7%

Old Mission Assessment Corporation      8,100,000 (4)              42.67%
3908, S. Ocean Blvd #1
Highland Beach, Florida 33487

LogiCapital Corporation                3,000,000 (5)               15.80%
109 Lispenard
New Rochelle NY 10801

United Payphone Owners LLC              1,000,000 (4)               5.2%
8936 E. Sunlakes Blvd. South
Sun Lakes, AZ 85218

Seajay Holdings                         1,500,000 (4)               7.9%
445 E. Front Street
Traverse City MI 496686

Joane Corporation                       1,500,000 (4)               7.9%
445 E. Front St.
Traverse Michigan 496686

     (1)  200,000 shares owned directly and options to purchase 40,000 shares
     (2)  400,000 shares owned directly
     (3)  250,000 shares owned directly (see Subsequent Events)
     (4) Issued in the Company's acquisition of Hamilton Aerospace Technologies, Inc.
     (5)  Issued in the Company's acquisition of Johnstone SoftMachine
          Corporation.

Item 12. Certain Relationships and Related Transactions.

     There were no transactions, or series of transactions, for the years ended December 31, 2002 or 2001, to which Renegade was a party, in which the amount exceeds $60,000, and in which to the knowledge of Renegade any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

     2.1  Stock Exchange Agreement and Plan of
          Reorganization dated April 12, 2002, among the
          Company, JSC and the shareholders of JSC,
          incorporated by reference to Exhibit 2.1 to Form
          8-K dated May 1, 2003 ........................................     1

     2.1  Stock Exchange Agreement and Plan of
          Reorganization dated April 30, 2002, among the
          Company, HAT and the shareholders of HAT,
          incorporated by reference to Exhibit 2.1 to Form
          8-K dated May 3, 2003. .......................................     1

     3.1  Articles of Incorporation of Renegade Venture
          Corporation, incorporated by reference to Exhibit
          3.1 to registration statement on Form S-18, file
          No. 33-30476 dated August 11, 1989 ...........................     1


     3.2  Bylaws of Renegade Venture Corporation,
          incorporated by reference to Exhibit 3.2 to
          registration statement on form S-18, file No.
          33-30476 dated August 11, 1989 ...............................     1

     3.5  Amendment to Articles of Incorporation of Renegade
          Venture Corporation, incorporated by reference
          from Exhibit 3.5 to Form 8-K dated August 16, 1996 ...........     1

     3.6  Articles and Certificate of Merger dated September
          18, 1997, between Renegade Venture Corporation and
          Renegade Venture (Nev.) Corporation, a Nevada
          corporation, with Merger Agreement attached
          thereto as Exhibit A, incorporated by reference to
          Exhibit 2.1 to Form 8-K dated October 2, 1997. ...............     1

     3.7  Certificate of Incorporation of Renegade Venture
          (Nev.) Corporation, incorporated by reference to
          Exhibit 3.1 to Form 8-K dated October 2, 1997.................     1

     3.8  Bylaws of Renegade Venture (Nev.) Corporation,
          incorporated by reference to Exhibit 3.2 to Form
          8-K dated October 2, 1997.....................................     1

     3.9  Articles of Incorporation of Johnstone SoftMachine
          Corporation, incorporated by reference to Exhibit
          3.1 to Form 8-K dated May 1, 2003 ............................     1

     3.10 Bylaws of Johnstone SoftMachine Corporation,
          incorporated by reference to Exhibit 3.2 to Form
          8-K dated May 1, 2003.........................................     1

     3.11 Articles of Incorporation of Hamilton Aerospace
          Technologies, Inc., incorporated by reference to
          Exhibit 3.1 to Form 8-K dated May 3, 2003.....................     1

     3.12 Bylaws of Hamilton Aerospace Technologies, Inc.,
          incorporated by reference to Exhibit 3.2 to Form
          8-K dated May 3, 2003.........................................     1

     4.1  Specimen common stock certificate, incorporated by
          reference to Exhibit 4.1 to registration statement
          of Form S-18, file No. 33-30476 dated August 11, 1989 ........     1

    10.1  Common Stock Option granted to Randy J. Sasaki................     1

    10.2  Common Stock Option granted to John D. Brasher Jr.............     1

    10.3  Data License Agreement dated April 12, 2002,
          between LogiCapital Corporation and Johnstone
          SoftMachine Corporation, incorporated by reference
          to Exhibit 10.1 to Form 8-K dated May 1, 2003.................     1

    10.4  Sale of Assets Agreement dated April 15, 2002,
          between Hamilton Aerospace and Hamilton Aviation,
          Inc., incorporated by reference to Exhibit 10.1 to
          Form 8-K dated May 3, 2002....................................     1

    10.5  Services and Operating Agreement dated May 6,
          2002, between Hamilton Aerospace and Hamilton
          Aviation, Inc., incorporated by reference to
          Exhibit 10.4 to Form 8-K dated May 3, 2002....................     1

    10.6  Lease Purchase Agreement dated April 15, 2002,
          between Hamilton Aerospace and Hamilton Aviation,
          Inc., incorporated by reference To Exhibit 10.5 to
          Form 8-K dated May 3, 2002....................................     1

    99.1  1997 Compensatory Stock Option Plan, incorporated
          by reference to Exhibit 10.1 to Form 8-K dated
          October 2, 1997...............................................     1

    99.2  1997 Employee Stock Compensation Plan,
          incorporated by reference to Exhibit 10.2 to Form
          8-K dated October 2, 1997.....................................     1

    99.3  2002 Compensatory Stock Option Plan, incorporated
          by reference to Exhibit 99.1 to Form 8-K dated May
          1, 2002.......................................................     1

          1 - Incorporated by reference to another registration statement, report or document.
          2 - Included as part of this Report.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed in the fourth quarter of 2002. However, the following reports were filed in earlier quarters:

         May 1, 2002 - regarding JSC acquisition
         May 3, 2002 - regarding HAT acquisition

                                   SIGNATURES


     In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date:  April 15,2003
                                            RENEGADE VENTURE (NEV.) CORPORATION






                                         By:  /s/  Ian Herman
                                              ----------------------------------
                                             Ian Herman, Chief Executive Officer


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                                                         Date
      ----                                                         ----

/s/  Ian M. Herman                                             4/15/2003
------------------------------------------------
     Ian M. Herman
     Director, Chairman, Chief Executive Officer
     And Chief Financial Officer
     (Principal Executive Officer)




/s/  John B. Sawyer                                            4/15/2003
-------------------------------------------------
     John B. Sawyer
     President, Director (Chief Operating Officer)



/s/  Patricia Graham                                           4/15/2003
-------------------------------------------------
      Patricia Graham
      (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, IAN HERMAN, certify that:

1. I have reviewed this annual report on Form 10-KSB of Renegade Venture (NEV.) Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                    /s/  Ian Herman
                                    --------------------------------------------
                                         Ian Herman, Principal Executive Officer

                                  CERTIFICATION

I, John B. Sawyer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Renegade Venture (NEV.) Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                          /s/  John B. Sawyer
                                          --------------------------------------
                                              John B. Sawyer, President and COO

                                  CERTIFICATION

I, PATRICIA GRAHAM, certify that:

1. I have reviewed this annual report on Form 10-KSB of Renegade Venture (NEV.) Corporation.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                /s/  Patricia Graham
                                ------------------------------------------------
                                    Patricia Graham, Principal Financial Officer

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                           Aurora,Colorado 80014

                          Independent Auditor's Report

Board of Directors and Stockholders
Renegade Venture Corporation

I have audited the accompanying consolidated balance sheet of Renegade Venture Corporation as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the then year ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renegade Venture Corporation as of December 31, 2002 and the results of its operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12, the Company's has negative working capital, negative cash flows from operations and operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in those matters are also described in Note
12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O'Donnell, CPA, P.C.

March 12, 2003

                       RENEGADE VENTURE (NEV) CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              at December 31, 2002


                                     ASSETS


CURRENT ASSETS
Cash and cash equivalents                                             $    1,891
Accounts receivable                                                      753,474
Due to/from Renegade                                                        --
Inventory                                                                412,589
Other Current Assets                                                     100,781
                                                                      ----------

  TOTAL CURRENT ASSETS                                                 1,268,735

Property, plant and equipment                                            475,204
Other non-current assets                                                  43,209
                                                                      ----------

  TOTAL ASSETS                                                        $1,787,148
                                                                      ==========

                       RENEGADE VENTURE (NEV) CORPORATION
                           Consolidated Balance Sheet
                              at December 31, 2002


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
Note payable                                                            100,632
Note payable-related party                                              117,000
Accounts payable - trade                                                701,523
Accounts payable - related party                                         79,202
Due to factor                                                           106,484
Billings in excess of costs and estimated
  earnings on contracts in progress                                      73,351
Renegade Intercompany Receivable                                              0
Accrued liabilities                                                     916,017
Commitments & Contingencies                                                   0
                                                                    -----------

  TOTAL LIABILITIES                                                   2,094,209
                                                                    ===========

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,  5,000,000 shares
  authorized, no shares issued or outstanding
Common stock, $.001 par value, 50,000,000 shares
  authorized, 18,980,000 shares issued and 18,410,000
  shares outstanding                                                     19,360
Additional paid-in capital                                            1,904,075
Deferred compensation                                                   (66,000)
Contributed capital                                                     520,289
Accumulated deficit                                                  (2,570,785)
                                                                    -----------


  Total paid-in capital and accumulated deficit                        (193,061)

Less: treasury stock, at cost, 330,000 shares                          (114,000)
                                                                    -----------


  TOTAL STOCKHOLDERS' EQUITY                                           (307,061)
                                                                    -----------


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 1,787,148
                                                                    ===========

                       RENEGADE VENTURE (NEV) CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      for the YEAR ENDED DECEMBER 31, 2002

                                                                     Year Ended
                                                                    December 31,
                                                                       2002
                                                                    ------------


Net Sales                                                             5,009,703

Cost of Sales                                                        (4,400,727)
                                                                    -----------


Gross Profit                                                            608,976

Selling, general and administrative expenses                         (3,106,423)
                                                                    -----------

Loss from Operations                                                 (2,497,447)

Other Income (Expense):
  Interest Income                                                        67,858
  Interest Expense                                                     (114,386)
  Miscellaneous expense                                                  (7,790)
  Miscellaneous income                                                    7,547
  Penalities                                                            (26,568)
                                                                    -----------

Net Loss                                                            $(2,570,785)
                                                                    ===========


Net Loss per Share                                                  $     (0.14)
                                                                    ===========





                                    RENEGADE VENTURE (NEV) CORPORATION
                               STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2002



                                                    Common Stock
                                         ---------------------------------           Treasury         Net
                                            Shares               Amount               Stock          Income
                                         ------------         ------------         ------------     --------

Balance at March 31, 2002                     320,000         $        320                 --

Exercise of stock options                   1,000,000                1,000                 --

Loss prior to reverse
    merger                                       --                   --                   --
                                         ------------         ------------         ------------


Balance prior to mergers                    1,320,000                1,320                 --

Acquistion of Johnstone
  Softmachine Corporation                   3,000,000                3,000                 --

Effect of reverse merger
  with Hamilton Aerospace                  12,500,000               12,500                 --
                                         ------------         ------------         ------------


Balance after reverse merger               16,820,000               16,820                 --

Issuance of stock for
  services                                  2,150,000                2,150                 --

Stock surrendered                            (330,000)                --                (99,000)

Options granted                                  --                   --                   --

Issuance of stock for services                390,000                  390

Contributed capital

Stock surrendered                             (50,000)             (15,000)

Net Income for the period ended
  December 31, 2002                              --                   --                   --              2,570,785

                                         ------------         ------------         ------------         ------------
Balance at December 31, 2002             $ 18,980,000         $     19,360         $   (114,000)        $  2,570,785
                                         ============         ============         ============         ============

                       RENEGADE VENTURE (NEV) CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the YEAR ENDED DECEMBER 31, 2002

                                                                     Year Ended
                                                                    December 31,
                                                                        2002
                                                                    ------------

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Loss                                                        $(2,570,785)

Adjustments to reconcile net loss to
  net cash provided (used) by operating
  activities:
    Depreciation                                                          7,983
    Expenses paid with stock                                          1,342,900
Changes in Assets and Liabilities:
    Accounts receivable                                                (796,185)
    Prepaid expenses                                                   (100,781)
    Other current assets                                               (137,589)
    Other non-current assets                                            (43,209)


    Accounts payable
    - trade                                                             701,523
    - related party                                                      79,202
    Due to factor                                                       106,484
    Billings in excess of costs and estimated
      earnings on contract in progress                                   73,351
    Accrued liabilities                                                 916,017
                                                                    -----------

Net cash used by operating activities                                  (421,089)
                                                                    -----------

Cash flows from investing activities:
    Purchase of property, plant and equipment                          (195,187)
                                                                    -----------

Net cash used by investing activitites                                 (195,187)
                                                                    -----------

Cash flows from financing activities:
    Notes payable                                                       100,632
    Notes payable - related party                                       117,000
  Paid in capital                                                       400,535
                                                                    -----------

Net cash provided by financing activities                               618,167
                                                                    -----------

Net increase in cash and cash equivalents                                 1,891

Cash and cash equivalents at beginning of period                           --
                                                                    -----------

Cash and cash equivalents at end of period                          $     1,891
                                                                    ===========

Non-cash investing and financing activities:
           Contributed capital in the form of inventory (notable parts) of $275,000 and fixed assets in the amount of $288,000 satisfied an account receivable in the amount of $42,711 with balance being contributed capital.

           Factoring agreeent with a related party was replaced by a note payable bearing interest at 10%. Principal amount at 12/31/02 was $117,000.

                       RENEGADE VENTURE (NEV) CORPORATION
                          Notes to Financial Statements
                                December 31, 2002



1. BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("Hamilton Aerospace") and Johnstone Softmachine Corporation("Johnstone"), collectively, the "Company". All were aquired byRenegade on April 30,2002. As such, the financial statements reflect the accounting activity of Hamilton Aerospace since its inception, April 5, 2002. (See Pending Matter in Footnote 3).

2. ORGANIZATION AND NATURE OF OPERATIONS

Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation, was incorporated on February 13, 1989, as a Delaware corporation. In 1997, the Company was re-domiciled as a Nevada Corporation through a merger with a newly formed Nevada Corporation, Renegade Venture (NEV.) Corporation, a wholly owned subsidiary of Renegade Venture Corporation. On April 30, 2002, the Company did an acquisition ofHamilton Aerospace Technologies, Inc. (see below). Prior to the aquisition, the Company was primarily inactive. As a result of the aquisition, the Company's operations are now focused on large aircraft maintenance, repair and modification services provided to owners and operators of large, transport-category, commercial jet aircraft

On April 30, 2002, the Company acquired 100% of the common stock of Hamilton Aerospace Technologies In. ("HAT") pursuant to a Stock Exchange Agreement whereby the former shareholders of Hamilton Aerospace received 12,500,000 common shares of Renegade Venture (NEV.) Corporation. Subsequent to the aquisition there were 16,200,000 total common shares outstanding. Hamilton Aerospace was formed on April 5, 2002 and commenced operations on April 15, 2002. HAT provides large aircraft maintenance, repair and modification services to owners and operators of large transport-category commercial jet aircraft. Services of this nature are required and needed by passenger and cargo air carriers, aircraft lessors, and governmental entities.

On April 12, 2002, Renegade Venture (NEV.) Corporation acquired 100% of the common stock of Johnstone Softmachine Corporation (Johnstone) pursuant to the Stock Purchase Agreement and Plan of Reorganization by and between LogiCapital Corporation (the principal shareholder of Johnstone), an entity controlled by John Brasher, who, at that time, was a director of Renegade Venture (NEV.) Corporation (he has since resigned) and Renegade Venture (NEV.) Corporation. Mr. Brasher was also a principal stockholder of Renegade Venture (NEV.) Corporation prior to the merger. As such, this transaction represented a transfer between control groups and is reported on a historical cost basis. Johnstone was formed on May 8, 1996 has had no substantial operations, and is in the development stage. Johnstone holds a license for certain data and technology that permits the use, reproduction and distribution of certain data by the licensor (LogiCapital Corporation) through financial websites to be designed and operated by Johnstone. The data license agreement has a five (5) year term and requires a royalty payment to the licensor of 20% of gross revenues related to the license, subject to a minimum annual cash payment of $25,000 to keep the license in force. Johnstone currently lacks the funding necessary to commence operations. The effective date of the license is March 31, 2002.



3.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Pending Matter

The Company, through its subsidiary HAT, Inc. had entered into various contracts with a company called Hamilton Aviation, Inc. ("HAM"). Currently, the Company is leasing equipment from HAM on a month-to-month basis for $8,000 per month.

The prior contracts provided for a purchase of HAM and/or capital lease to acquire HAM's equipment. These contracts have expired or been amended. Accounting standards require the disclosure of the prior company's financial statements if it is deemed that a business has been acquired, pursuant to
Article 11-01(d) of Regulation S-X. Due to the complexities involved in the transactions, the Company has sought a definitive determination with the U.S. Securities and Exchange Commission as to whether a business acquisition has occurred. Should it be decided that the Company has acquired the business of HAM, an amended filing will be made to report the prior financial activity of HAM. It should be noted that HAM has filed for protection under Article II of the U.S. Bankruptcy Code, and currently has either no or minimal operations.

Trade Accounts Receivable

Trade accounts receivable represent amounts billed but uncollected on both completed and in-progress aircraft repair and maintenance contracts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. As of December 31, 2002, there was no allowance for doubtful accounts as all receivables were deemed collectible.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charges to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed periodically to determine whether any events or circumstances indicate that the carrying amount may not be recoverable. Such review includes estimating future cash flows.

Goodwill

Goodwill represents the excess of purchase price over the fair value of net assets acquired in connection with the reverse merger with Hamilton Aerospace Technologies, Inc. and Johnstone. The Company adopted Financial Accounting Standard Opinion No. 142, Goodwill and Other Intangibles. Goodwill is reviewed at least annually for any impairment in value. If an impairment has occurred, the goodwill will be adjusted to fair value at the time.


Revenue and Cost Recognition

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenues from time and material contracts are recognized as the services are performed.


New Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment for Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board ("APB"), Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business.

The Company adopted the provisions of SFAS No. 144 effective as of July 30, 2002. The implementation of SFAS No. 144 did not have a material effect on the Company's financial position and results of operations.

In November 2001, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products" ("EITF No. 01-09"). EITF No. 01-09 requires recording certain consideration paid to distributors of the Company's products as a reduction of revenue. The Company adopted the provisions of EITF No. 01-09 effective June 30, 2002. The implementation of EITF No. 01-09 did not have a material effect on the Company's financial position and results of operations.

In April of 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64,Amendment of FASB Statement No. 13, and Technical Corrections," which is effective for fiscal years beginning after May 15, 2002. Under SFAS No. 145, gains and losses from the extinguishment of debt should be classified as extraordinary items only if they meet the criteria of APB Opinion No. 30. SFAS No. 145 also addresses financial accounting and reporting for capital leases that are modified in such a way as to give rise to a new agreement classified as an operating lease. The Company believes that the adoption of SFAS No. 145 will not have a material impact on the consolidated financial position or results of the operations of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 1446 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." The scope of the SFAS No. 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002, but early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS No. 146. Adopting the provision of SFAS No. 146 will change, on a prospective basis, the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

Stock-Based Compensation

As permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.



4. PROPERTY AND EQUIPMENT

         Land and improvements                                 $  25,094
         Buildings and improvements                               25,133
         Machinery and equipment                                 432,960
                                                               ----------

         Less accumulated depreciation                             7,983
                                                               ----------

                                                               ----------

                 Property and equipment, Net                   $ 475,204
                                                               ==========


5. SHAREHOLDERS' EQUITY

Common Stock

In 1996, the Company's articles of incorporation were amended, making several changes affecting common stock. A reverse-stock split was approved, whereby each 100 shares of original common stock were exchanged into one share of common stock. This action reduced the outstanding common shares from 3,200,000 to 320,000. The number of authorized common shares was increased after the reverse split 32,000,000 to 320,000. The number of authorized common shares was increased after the reverse split from 32,000,000 to 50,000,000. In addition, the amount of authorized preferred tock was changed to 5,000,000 shares. As a result of the re-domiciliation to Nevada, statutory par value of $.001 for both common and preferred stock was established.

As discussed in Note 1, the Company has gone through two aquisitions during the quarter ended June 30, 2002. Under the terms of these mergers, the Company issued 3,000,000 common shares to the stockholders of Johnstone Softmachine Corporation and 12,500,000 shares to the stockholders of Hamilton Aerospace Technologies, Inc. The issuance of these shares is reflected in the accompanying financial statements.

Stock Options

During 1996, the Company's shareholders approved the 1994 Compensatory Stock Option Plan. The plan provides for options to purchase up to 2,000,000 shares of common stock, after the reverse stock split discussed above. The options give the right to purchase common stock at "fair market value", as determined by the board of Directors, at the date of issuance for a period of up to five (5) years.

During the 1996, the Company's shareholders also approved the 1994 Employee Stock Compensation Plan. This plan allows for up to 1,000,000 shares of common stock, after the reverse stock split discussed above, to be issued to key employees, officers, directors, and certain other persons affiliated with the Company, as compensation. As part of the 1997 re-domiciliation to Nevada, the 1994 plans described above were adopted and renamed the 1997 Compensatory Stock Option Plan and the 1997 Employee stock compensation Plan by the Nevada Corporation. Under the terms of both of these plans, the Company is not permitted to issue options from these plans after April 15, 2004.

During the quarter ended June 30, 2002, the Company's shareholders approved the 2002 Compensatory Stock Option Plan. The plan provides for options to purchase up to 3,000,000 shares of common stock. The options give the right to purchase common stock at "fair market value", as determined by the Board of Directors, at the date of issuance for a period of up to ten (10) years. Under the terms of the plan, the Company is not permitted to issue options from the 2002 Compensatory Plan after April 14, 2012.

On May 5, 1999, the Company issued 1,000,000 stock options to two directors under the 1997 Compensatory Stock Option plan. These options had a three (3) year term and an exercise price of $.05 per share. These options were exercised on April 30, 2002, resulting in total proceeds to the Company of $50,000. Subsequently, these two directors resigned and were replaced on the Board after the reverse merger with Hamilton Aerospace.

On May 3, 2002, the Company also granted and issued 1,000,000 shares of common stock to various directors, employees, and consultants of the Company under the 1997 Employee Stock Compensation Plan. The Company recorded an expense of $330,000 for the quarter ended June 30, 2002 as a result of this grant, which is included in selling, general and administrative expenses on the accompanying statement of operations.

On May 31, 2002, the Company granted and issued 650,000 common shares to an employee and consultants in exchange for options granted on May 3 2002, under the 1997 Compensatory Stock Option Plan for additional services that were rendered. The Company has recorded an expense of $650,000 for the quarter ended June 30, 2002 as a result of this grant, which is included in selling, general and administrative expenses on the accompanying statement of operations.

Prior to June 30, 2002, 330,000 of the shares previously granted to consultants for services rendered were returned to the Company to reflect a $99,0000 adjustment to the value of the services performed.

On November 15, 2002, The Board cancelled 1,180,000 of unexercised options issued under the 2002 Compensatory Stock Option Plan. The options were exercisable by their terms only during the respective optionee's employment or other service with the Company, or during a 30-day grace period following termination without cause of such employment or other service.

On November 14, 2002, the Company granted 150,000 shares of common stock to an outside consultant of the Company under the 1997 Employee Stock Option Plan. The Company values the services received at $25,000 and recorded an expense in that amount for the quarter ended December 31, 2002. This expense is included in selling, general and administrative expenses on the accompanying statement of operations.

On December 5, 2002, the Board agreed to grant options to key management personnel of HAT in the amount of 240,000 shares under the 2002 Employee Stock Option Plan. Options will be restricted for one year and have been recorded as deferred compensation, with 1/12 of their value of $72,000 expensed during the quarter ended December 31, 2002. This expense is included in selling, general and administrative expenses on the accompanying statement of operation.

The following is a table of activity for all options:

                                              1997 E.S.C                1997  C.S.O.           2002 C.S.O.
                                                 Plan                     Plan                      Plan
                                              1,000,000                2,000,000                 3,000,000
                                                Shares                   Shares                    Shares

                                                                                                                  Weighted
                                               Number of               Number of                 Number of        Average
                                                Shares                   Shares                  Shares       Exercise Price
                                               ---------              -------------------------------------------------------
         OPTIONS OUTSTANDING,
          December 31, 2001                    1,000,000                                                           $0.05


         Granted                               1,100,000                                                            0.05
         Granted                                 150,000              1,340,000                  1,250,000          0.30
         Returned                               (250,000)                                                           0.05
         Returned                                                      (430,000)                  (840,000)         0.30
         Converted to common shares             (650,000)                                                           0.30
                                               ---------              ---------                 ----------
----------------

OPTIONS OUTSTANDING, December 31, 2002           350,000                910,000                    410,000
OPTIONS AVAILABLE IN PLAN                             0               1,090,000                  2,590,000

     As of December 31, 2002, the Company has 2,590,000 compensatory stock options authorized and available for grant under the terms of the 2002 Compensatory Stock Option Plan and 1,090,000 shares available under the 1997 Compensatory Stock Option Plan. As of December 31, 2002, the Company had no shares available for issuance under the 1997 Employee Stock Compensation Plan

Pro-forma Stock-based Compensation Disclosure

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." but applies accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans.

6. DUE TO FACTOR

As of December 31, 2002, the Company had placed invoices belonging to a single customer, in full recourse financing. The debt is secured by the Company's accounts receivable due from that customer, and bears interest at a rate of 42% to 52% per annum. The total amount of invoices placed is $757,882.90 on which the factor advanced $622,706.25. At December 31, 2002, the customer had made payments totaling $516,222.32., leaving a balance due to the factor of $106,483.93, payable by the customer.


7. RELATED PARTY TRANSACTIONS

Hamilton Aviation, Inc.

On April 15, 2002, Hamilton Aerospace entered into a Sale of Assets Agreement with Hamilton Aviation, a privately held Arizona corporation. The agreement contemplated the purchase by Hamilton Aerospace of substantially all of Hamilton Aviation's equipment and inventory used in its aircraft maintenance, repair and modification services business. Under the terms of this agreement, the closing date was to be not later than July 15, 2002.

Also on April 15, 2002, Hamilton Aerospace entered into a Lease/Purchase Agreement with Hamilton Aviation for the same assets that were included in the Sale of Assets Agreement. Under the Lease/ Purchase Agreement, these assets would be leased for a term of three (3) years or until the Sale of Assets Agreement closed, at which time, all asserts would transfer to Hamilton Aviation. The Lease / Purchase Agreement provided for payments in the amount of $8,000 per month to Hamilton Aviation through April 15, 2005. Provided that the Sale of Assets Agreement did not close by the expiration of Lease /Purchase

Agreement, title of all assets covered under the Lease / Purchase Agreement would pass from Hamilton Aviation to Hamilton Aerospace upon expiration of the Lease/Purchase Agreement.

On May 9, 2002, Hamilton Aviation filed for protection under Chapter 11 of the United States Bankruptcy Code. Since that time the Sale of Assets Agreement between Hamilton Aviation and Hamilton Aerospace lapsed and accordingly, the Company continued to operate under the Lease/Purchase Agreement. Accordingly, the Company entered into negotiations with the trustee for Hamilton Aviation to re-negotiate the terms of the Lease/Purchase Agreement so as to convert it to an operating lease. A new month-to-month lease was negotiated with payments of $8000 per month. (See Subsequent Events)

The Company is currently operating its aircraft maintenance, repair and modification services business from facilities previously occupied by Hamilton Aviation. The facilities remain under lease between Hamilton Aviation and the Tucson Airport Authority. The Company at December 31, 2002 is negotiating its own lease with the Tucson Airport Authority. The Company is making payments to Hamilton Aviation, who remits the funds to the Tucson Airport Authority.

Note Payable

As of December 31, 2002, the Company had a note payable to a director of the Company in the amount of $117,000.00, (accrued interest through December 31, 2002 is $3,198.62). The note bears interest at 10% per annum, and is payable upon demand.

8. CONTRACTS IN PROGRESS

At December 31, 2002, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

         Costs incurred on uncompleted contracts                  93,693

         Profit earned to date                                    65,113
                                                                 -------
                                                                 158,823

         Less:  Billings to date                                -266,988
                                                                 -------

                                                                -108,165
                                                                 =======

Included in the accompanying balance sheet at December 31, 2002 under the following caption:

         Billings in excess (of costs and estimated earnings on uncompleted contracts)

         Billings in excess from above                 108,165
         Time and material earnings unbilled           -34,813
                                                       -------
                                            Net         73,351


Billings in excess are the result of amounts due from customers under contractual terms which can be, in some cases, in advance of actual work performed.

9.  TRADE ACCOUNTS RECEIVABLE

As of December 31, 2002, trade accounts receivable consist of the following:

         Contracts in progress                                   197,811
         Completed contract                                      555,663
                                                                 -------
                                                                 753,474

         Less:  allowance for doubtful accounts                     --
                                                                 -------

                                                                 753,474
                                                                 =======


10.  MANAGEMENT COMPENSATION

On October 22, 2002, it was resolved by the Board that the annual compensation for the current chairman, president and chief operating officer should be $250,000 per annum plus bonuses, stock options, medical benefits and salary increases at the discretion of the Board, for each person occupying each office. However, it was recognized that the Company in 2002 did not have the cash to pay all of this remuneration

Salaries paid in 2002 by the Company to executive officers:
         Ian Herman, Chairman                               $75,240.80
         Ronald Clark, Director                             $75,240.80
         John Sawyer, Director       (President of HAT)     $88,310.72

Stock & Options awarded to executive officers:
         Ian Herman, Chairman                               200,000 shares of
                                                            common stock and
                                                            options to purchase
                                                            40,000 shares
         Ronald Clark, Director                             250,000 shares of
                                                            common stock
         John Sawyer, Director (President of HAT)           400,000 shares of
                                                            common stock

The Company intends to take back a number of its outstanding shares of common stock of approximately 2,900,000 shares from OMAC. It was resolved that, contingent upon the shares being recovered from OMAC, the Company will assign up to 2.9 million shares of its restricted common stock, in equal amounts, to Messrs. Clark, Herman and Sawyer. Since this would be an assignment of shares, no additional dilution to the shareholders from the number of shares previously outstanding will be incurred. Messrs. Clark, Herman and Sawyer agreed to waive their right to take this stock in 2002.

11.  INCOME TAXES

The Company had no current State or Federal income tax expense for the year ended December 31, 2002.

Deferred tax assets and liabilities are determined based on the difference between currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of net operating losses.

The components of deferred taxes at December 31, 2002 in the accompanying balance sheet is summarized below:

     Net operating loss carryforward                            $900,000
       Less valuation allowance                                 (900,000)
                                                                --------
       Deferred tax asset-net                                   $   --

At December 31, 2002, the Company has approximately $2,500,000 of unused Federal net operating loss carryforwards, which expire in the year 2020.

12. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since acquiring Hamilton Aerospace in May of 2002. (as discussed in Note 1). The Company requires and is currently pursuing additional capital for growth and strategic plan implementation. On December 15, 2002, the Company entered into an agreement with American Capital Ventures, L.L.C to provide the Company with a credit facility of up to $6.000,000. (See SUBSEQUENT EVENTS)

13. SUBSEQUENT EVENTS

On February 10, 2003, the judge presiding over the Chapter 11 Bankruptcy of Hamilton Aviation approved a Sale of Assets Agreement between Hamilton Aviation and Hamilton Aerospace. The agreement is for a purchase price of $1.5 million, with a down payment, in the amount of $300,000. The balance is payable monthly at 6 1/2% interest. Funding for the down payment is available at this time.

On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note is $675,000. Interest is payable in monthly installments at the rate of l.25% per month, payments beginning April 1,2003. The entire unpaid Principal and any accumulated, accrued or unpaid interest thereon are due and payable on September 1, 2003. This loan represents the first installment of a bridge loan of up to $2million. This bridge loan will be replaced by a combination of a preferred stock offering and a $4 to $6 million credit facility.

On March 14, 2003 Ronald Clark placed his resignation, as a director of Hamilton Aerospace. On April 10, 2003 he place his resignation as a director of the Company, before the Board. It was resolved that his resignations be accepted with immediate effect, and further resolved that Mr. Clark will become a consultant to the Board. The Board acknowledged Mr. Clark's contribution as essential and further acknowledged that his compensation for these efforts had not been adequate. Therefore, the Board awarded Mr. Clark a bonus of 1.25 million shares of Renegade common stock. This award bonus is inclusive of all shares approved by the Board on October 22, 2002 and is contingent upon the recovery by Renegade from Old Mission Assessment Corporation (OMAC) of the 2.9 million shares already in issue. The shares will be restricted for one year and the Company will have first right of purchase thereafter.