Form 10QSB
period 2003-03-31
RENEGADE VENTURE NEV CORP
filed 2003-05-15
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For Quarter Ended March 31, 2003                     Commission File No. 0-28575


                       RENEGADE VENTURE (NEV.) CORPORATION
                       -----------------------------------
               (Exact name of issuer as specified in its charter)


           NEVADA                                                84-1108499
           ------                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


           6901 South Park Avenue
            Tucson, Arizona 85706                            (520) 294-3481
    Mail:  P.O. Box 23009 Tucson AZ 85734-3009
     (Address of Principal Executive Offices)           (Issuer's Telephone No.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                     Yes [ x ]         No [    ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2003 are as follows:

            Class of Securities                           Shares Outstanding
            -------------------                           ------------------
     Common Stock, $.001 par value                           18,410,000

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.     Financial Statements.

            Consolidated Balance Sheets (Unaudited):

            As of March 31, 2003 ...................................         3

            Consolidated Statements of Operations (Unaudited):

            For the three-month periods ended March 31, 2003........         4

            Consolidated Statement of Changes
           in Stockholders' Equity (Unaudited):

            For the three months ended March 31, 2003...............         5

            Consolidated Statements of Cash Flows (Unaudited):

            For the three-month periods ended March 31, 2003........         6

            Notes to Financial Statements (Unaudited)...............         7


Item 2.     Management's Discussion and Analysis or
            Plan of Operation.......................................        16

Item 3.     Controls and Procedures.................................        22


                           PART II. OTHER INFORMATION


Item 5.     Other Information     ..................................        22

Item 6.     Exhibits and Reports on Form 8-K .......................        22

            Signatures..............................................        23

            Certifications..........................................        41

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                       RENEGADE VENTURE (NEV) CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                at MARCH 31, 2003
                                    UNAUDITED

                                     ASSETS


Current Assets

Cash and cash equivalents                                             $   23,657
Accounts receivable                                                    1,536,787
Costs and estimated earnings in excess
of billings on contracts in progress                                      14,200
Inventory                                                                325,174
Other current assets                                                      32,938
                                                                      ----------

  TOTAL CURRENT ASSETS                                                 1,932,756

Property, plant and equipment                                            475,502
Other non-current assets                                                  46,209
                                                                      ----------

  TOTAL ASSETS                                                        $2,436,467
                                                                      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities

Note payable                                                            351,863
Note payable-related party                                              117,000
Accounts payable - trade                                              1,003,731

Due to factor                                                           215,219


Accrued liabilities                                                   1,159,560
Commitments & Contingencies                                                   0
                                                                    -----------

  TOTAL LIABILITIES                                                   2,847,373
                                                                    ===========

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,  5,000,000 shares
  authorized, no shares issued or outstanding
Common stock, $.001 par value, 50,000,000 shares
  authorized, 18,980,000 shares issued and 18,410,000
  shares outstanding                                                     19,360
Additional paid-in capital                                            1,904,075
Deferred compensation                                                   (48,000)
Contributed capital                                                     520,289
Accumulated deficit                                                  (2,570,785)
Accumulated earnings (deficit) current year
                                                                       (121,845)
                                                                    -----------

  Total paid-in capital and accumulated deficit                        (296,906)

Less: treasury stock, at cost, 330,000 shares                          (114,000)
                                                                    -----------

  TOTAL STOCKHOLDERS' EQUITY                                           (410,906)
                                                                    -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 2,436,467
                                                                    ===========

================================================================================

                       RENEGADE VENTURE (NEV) CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      for the QUARTER ENDED MARCH 31, 2003
                                    UNAUDITED




Net Sales                                                             3,448,225

Cost of Sales                                                        (2,818,668)
                                                                    -----------

Gross Profit                                                            629,557

Selling, general and administrative expenses                           (701,485)
                                                                    -----------

Loss from Operations                                                    (71,928)

Other Income (Expense):
  Interest Income                                                        37,639
  Interest Expense                                                      (58,134)
  Miscellaneous expense                                                  (1,553)
  Miscellaneous income                                                    5,190
  Penalties                                                             (33,059)
                                                                    -----------

Net Loss                                                            $  (121,845)
                                                                    ===========

Net Loss per Share                                                  $     (0.01)
                                                                    ===========

================================================================================

                       RENEGADE VENTURE (NEV) CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003


                                    UNAUDITED


                                             Common Stock
                               ---------------------------------------------
                                 Shares                           Amount
                               -----------                    --------------

Balance at
December 31, 2002              $18,980,000                    $       19,360

No Activity
through March
31, 2003                                 -                                 -

                               -----------                    --------------
Balance at March
31, 2003                        18,980,000                            19,360
                               ===========                    ==============

================================================================================

                       RENEGADE VENTURE (NEV) CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      for the QUARTER ENDED MARCH 31, 2003
                                    UNAUDITED

                                                                     Three Month
                                                                    Period Ended
                                                                      3/31/2003
                                                                    ------------

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Loss                                                          $(121,845)

Adjustments to reconcile net loss to
  net cash provided (used) by operating
  activities:
    Depreciation                                                         26,306
    Deferred compensation expensed                                       18,000

Changes in Assets and Liabilities:
    Accounts receivable                                                (783,314)
    Prepaid expenses                                                     67,844
    Other current assets                                                 87,412
    Other non-current assets                                             (3,000)
    Costs and estimated earnings in excess of
      billings on contracts in progress                                 (14,200)
    Accounts payable
    - trade                                                             281,564
    - related party                                                     (58,389)
    Due to factor                                                       108,735
    Billings in excess of costs and estimated
      earnings on contract in progress                                  (73,351)
    Accrued liabilities                                                 243,545
                                                                      ---------

Net cash used by operating activities                                  (220,693)
                                                                      ---------

Cash flows from investing activities:
    Purchase of property, plant and equipment                            (8,604)
                                                                      ---------

Net cash used by investing activities                                 $  (8,604)
                                                                      ---------

Cash flows from financing activities:
    Notes payable                                                        48,938
    Notes payable - related party                                       300,000

                                                                      ---------

Net cash provided by financing activities                               251,062
                                                                      ---------

Net increase in cash and cash equivalents                                21,766

Cash and cash equivalents at beginning of period                          1,891
                                                                      ---------

Cash and cash equivalents at end of period                            $  23,657
                                                                      =========

Note: On March 1, 2003 an agreement was entered into for a $675,000 bridge loan, the term of which is 6 months with an additional 30 day option, at 1.25% interest per month. $300,000 had been received at 3/31/03.

================================================================================


                       RENEGADE VENTURE (NEV) CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT") and Johnstone Softmachine Corporation ("Johnstone"), collectively, the ("Company"). All were acquired by Renegade on April 30,2002. As such, the financial statements reflect the accounting activity of Hamilton Aerospace since its inception, April 5, 2002. (See Pending Matter in Footnote
3).

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

On April 30, 2002, the Company did an acquisition of Hamilton Aerospace Technologies, Inc. (see below). Prior to the acquisition, the Company was primarily inactive. As a result of the acquisition, the Company's operations are now focused on large aircraft maintenance, repair and modification services provided to owners and operators of large, transport-category, commercial jet aircraft. On April 30, 2002, the Company acquired 100% of the common stock of Hamilton Aerospace Technologies In. ("HAT") pursuant to a Stock Exchange Agreement whereby the former shareholders of Hamilton Aerospace received 12,500,000 common shares of Renegade Venture (NEV.) Corporation. Subsequent to the acquisition there were 16,200,000 total common shares outstanding. Hamilton Aerospace was formed on April 5, 2002 and commenced operations on April 15, 2002. HAT provides large aircraft maintenance, repair and modification services to owners and operators of large transport-category commercial jet aircraft. Services of this nature are required and needed by passenger and cargo air carriers, aircraft lessors, and governmental entities.


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

================================================================================


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

Pending Matter

The Company, through its subsidiary HAT, Inc. had entered into various contracts with a company called Hamilton Aviation, Inc. ("Hamilton Aviation"). Currently, the Company is leasing equipment from Hamilton Aviation on a month-to-month basis for $8,000 per month.

The prior contracts provided for a purchase of Hamilton Aviation and/or capital lease to acquire Hamilton Aviation's equipment. These contracts have expired or have been amended. Accounting standards require the disclosure of the prior company's financial statements if it is deemed that a business has been acquired, pursuant to Article 11-01(d) of Regulation S-X. Due to the complexities involved in the transactions, the Company has sought a definitive determination with the U.S. Securities and Exchange Commission as to whether a business acquisition has occurred. Should it be decided that the Company has acquired the business of HAM, an amended filing will be made to report the prior financial activity of HAM. It should be noted that HAM has filed for protection under Article II of the U.S. Bankruptcy Code, and currently has either no or minimal operations.

Trade Accounts Receivable

Trade accounts receivable represent amounts billed but uncollected on both completed and in-progress aircraft repair and maintenance contracts.

The Company follows the allowance method of recognizing uncollectible accounts receivable. The allowance method recognizes bad debt expense as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. As of March 31, 2003, there was no allowance for doubtful accounts as all receivables were deemed collectible.

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

================================================================================

Revenue and Cost Recognition

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

================================================================================


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

4. PROPERTY AND EQUIPMENT

      Land and improvements                                 $  25,094
      Buildings and improvements                               25,133
      Machinery and equipment                                 441,564
                                                            ---------

      Less accumulated depreciation                            34,289
                                                            ---------

              Property and equipment, Net                   $ 457,502
                                                            =========
5. SHAREHOLDERS' EQUITY

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

As discussed in Note 1, the Company has gone through two acquisitions during the quarter ended June 30, 2002. Under the terms of these mergers, the Company issued 3,000,000 common shares to the stockholders of Johnstone Softmachine Corporation and 12,500,000 shares to the stockholders of Hamilton Aerospace Technologies, Inc. The issuance of these shares is reflected in the accompanying financial statements.

================================================================================

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

During the quarter ended June 30, 2002, the Company's directors approved the 2002 Compensatory Stock Option Plan. The plan provides for options to purchase up to 3,000,000 shares of common stock. The options give the right to purchase common stock at "fair market value", as determined by the Board of Directors, at the date of issuance for a period of up to ten (10) years. Under the terms of the plan, the Company is not permitted to issue options from the 2002 Compensatory Plan after April 14, 2012.

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

On December 5, 2002, the Board agreed to grant options to key management personnel of HAT in the amount of 240,000 shares under the 2002 Employee Stock Option Plan. Options will be restricted for one year and have been recorded as deferred compensation, with 3/12 of their value of $72,000 expensed during the quarter ended March 31, 2003. This expense is included in selling, general and administrative expenses on the accompanying statement of operation.

================================================================================

As of March 31, 2003, the Company has 2,590,000 compensatory stock options authorized and available for grant under the terms of the 2002 Compensatory Stock Option Plan and 1,090,000 shares available under the 1997 Compensatory Stock Option Plan. As of March 31, 2003, the Company had no shares available for issuance under the 1997 Employee Stock Compensation Plan.

Pro-forma Stock-based Compensation Disclosure

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." but applies accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans.

6. DUE TO FACTOR

As of March 31, 2003, the Company had placed invoices belonging to a single customer, in full recourse financing. The debt is secured by the Company's accounts receivable due from that customer, and bears interest at a rate of 42% to 52% per annum. The total amount of invoices placed is $1,229,386 on which the factor advanced $999,909. At March 31, 2003, the customer had made payments totaling $810,856, leaving a balance due to the factor of $189,053, payable by the customer.

7. RELATED PARTY TRANSACTIONS

Hamilton Aviation, Inc.

On April 15, 2002, HAT entered into a Sale of Assets Agreement with Hamilton Aviation, a privately held Arizona corporation. The agreement contemplated the purchase by Hamilton Aerospace of substantially all of Hamilton Aviation's equipment and inventory used in its aircraft maintenance, repair and modification services business. Under the terms of this agreement, the closing date was to be not later than July 15, 2002.

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

================================================================================

The Company is currently operating its aircraft maintenance, repair and modification services business from facilities previously occupied by Hamilton Aviation. The facilities remain under lease between Hamilton Aviation and the Tucson Airport Authority. The Company at March 31, 2002 was negotiating its own lease with the Tucson Airport Authority. The Company is making payments to Hamilton Aviation, who remits the funds to the Tucson Airport Authority. (see SUBSEQUENT EVENTS)

Notes Payable

As of March 31, 2003, the Company had a note payable to a director of the Company in the amount of $117,000.00, (accrued interest through March 31, 2003 is $6,083.55). The note bears interest at 10% per annum, and is payable upon demand.

8. CONTRACTS IN PROGRESS

At March 31, 2003, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

Costs incurred on uncompleted contracts                  13,162

Profit earned to date                                    23,792
                                                        -------
                                                         36,954

Less:  Billings to date                                - 62,085
                                                        -------

                                                       - 25,131
                                                        =======

Included in the accompanying balance sheet at March 31, 2003 under the following caption: Costs and estimated earnings in excess of billings


Costs and expenses in excess from above                - 25,131
Time and material earnings unbilled                      39,331
                                                        -------
                                             Net         14,200
                                                        =======

9. TRADE ACCOUNTS RECEIVABLE
As of March 31, 2003, trade accounts receivable consist of the following:

Contracts in progress                                   267,201
Completed contract                                    1,269,586
                                                      ---------
                                                      1,536,787

Less:  allowance for doubtful accounts                     --
                                                      ---------

                                                      1,536,787
                                                      =========

================================================================================

10. MANAGEMENT COMPENSATION

On October 22, 2002, it was resolved by the Board that the annual compensation for the current chairman, president and chief operating officer should be $250,000 per annum plus bonuses, stock options, medical benefits and salary increases at the discretion of the Board, for each person occupying each office. However, it was recognized that the Company in 2002 did not have the cash to pay all of this remuneration.

Salaries paid in 2003 by the Company to executive officers:

         Ian Herman, Chairman                               $24,926.40
         Ronald Clark, Director                             $24,926.40
         John Sawyer, Director       (President of HAT)     $32,308.80

No stock or options awarded to executive officers in the first quarter of 2003.

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

11. INCOME TAXES

The Company had no current State or Federal income tax expense for the quarter ended March 31, 2003. Deferred tax assets and liabilities are determined based on the difference between currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of net operating losses.

================================================================================

The components of deferred taxes at December 31, 2002 is summarized below:

Net operating loss carry-forward                            $900,000
  Less valuation allowance                                  (900,000)
                                                            --------
  Deferred tax asset-net                                    $   --

At December 31, 2002, the Company has approximately $2,500,000 of unused Federal net operating loss carry-forwards, which expire in the year 2020.

12. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since acquiring Hamilton Aerospace in May of 2002. (as discussed in Note 1). The Company requires and is currently pursuing additional capital for growth and strategic plan implementation. On December 15, 2002, the Company entered into an agreement with American Capital Ventures, L.L.C to provide the Company with a credit facility of up to $6,000,000. On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note is $675,000. Interest is payable in monthly installments at the rate of l.25% per month, payments beginning April 1,2003. The entire unpaid Principal and any accumulated, accrued or unpaid interest thereon are due and payable on September 1, 2003. This loan represents the first installment of a bridge loan of up to $2 million. It is anticipated that this bridge loan will be replaced by a combination of a preferred stock offering and a $4 to $6 million credit facility.

13. SUBSEQUENT EVENTS

On April 1, 2003 HAT signed a lease with the Tucson Aviation Authority, ("TAA"),covering the facility occupied by HAT at Tucson International airport, effectively terminating the payment of sub-lease rents to Hamilton Aviation as of May 1, 2003, the Commencement Date of the new lease. The lease stipulates a monthly rental amount of $14,385.00. The lease also calls for a one-time payment to TAA, on or before the Commencement Date, in the amount of $35,321.63. The lease also stipulates that HAT, as tenant, provide a $75,000.00 valid surety bond or irrevocable letter of credit drawn in favor of TAA.

On April 7, 2003 HAT signed a parking license agreement with TAA for an as-is parking area to the North of the HAT facility to be used for additional parking of transient aircraft. The current parking fee is $585.00 per aircraft per month, plus taxes.

================================================================================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

                                     PART 1

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis or Plan of Operation in our annual report on form 10-KSB for 2002. Renegade Venture (Nev.) Corporation ("Renegade") is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol RDVN. On May 2, 2002, Renegade acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. Hat was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification (MROM") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. Renegade's plan of operation for the immediate future is to seek and to acquire, if possible, aviation industry related businesses to complement its Hamilton Aerospace Technologies subsidiary. Additionally, the Company will seek to expand Hamilton Aerospace. Renegade will not limits its search for business combination candidates to any particular geographical area. Management of Renegade will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Renegade's shareholders.

HAT is a repair station licensed by the Federal Aviation Administration (FAA) and by the Joint Aviation Authority of the European Economic Community (JAA), and is known as an "Air Agency" in FAA parlance. Its MROM services include maintenance, repair overhaul and modification services for narrow-body Transport Category aircraft, repair and overhaul services on a wide range of aircraft components and aircraft interiors, and servicing of Pratt & Whitney JT8D and General Electric CFM56 engines. Our major modification services comprise the conversion of passenger aircraft to freighter configuration. In order to control overhead expense, some services are outsourced, such as engine overhaul. Key operational strategies of HAT are governed by the complexity of aircraft maintenance operations. It is essential that HAT employ highly experienced and highly competent people in key management positions. This is necessary both to attract and keep business and to maintain HAT's good standing with the FAA. Accordingly, HAT has found it most cost effective to attract and keep key personnel by offering attractive salaries, while aggressively replacing those key employees who, after given a reasonable opportunity to do so, fail to successfully meet their job requirements. While this may seem harsh, the critical public safety issues associated with commercial aircraft maintenance require that HAT quickly identify and address any shortcomings in the oversight of its activities.

================================================================================

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

As a holding company, all our operations are currently and were as of March 31, 2003, conducted by our operating subsidiary, HAT, which was organized on April 5, 2002. Unless otherwise specified, the operations discussed below pertain to operations of HAT since its operations began on April 15, 2002.

================================================================================

RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

The September 11th terrorist attacks carried out against the United States of America in 2001 have had a severe impact on the aviation industry. As a result of these attacks and its related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their operations, taking more than 20% of their aircraft out of service, either parking them or returning them to leasing companies. This reduction in operations caused the airline industry in general to incur significant losses in 2001 and 2002 and decreased revenues for MROM facilities that depend significantly on airline customers, which HAT does not. While airlines remain hopeful that passenger levels will soon return to pre-September 11th levels, the effect of the terrorist acts, the continued alerts by the U.S. Department of Homeland Security and fears of new terrorist attacks, the U.S.-led invasion of Iraq, high fuel costs and the state of the economy in general likely will continue to have a negative impact on aviation. In response to these factors, during 2001 we took steps, including head count reductions, to reduce our costs. These terrorist attacks have also impacted our competition with some of our competitors exiting the MROM business.

                              RESULTS OF OPERATIONS

HAT operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales consists primarily of labor, materials and freight charges. Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including timing of repair orders and payments from large customers, competition from other third-party MROM service providers, the state of the aviation industry and the number of customers seeking services, the impact of fixed pricing on gross margins and our ability to accurately project our costs, ability to obtain financing and other factors.

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

Results in the first quarter, ended March 31, 2003 reflect the continual upward trend in revenues for HAT. Operating revenue for the three months ended March 31, 2003 was $3,448,225. HAT was not in existence during the first quarter of 2002, and Renegade had no other operations during Q1 of 2002, thus a direct comparison of operating results for the first quarter is not possible. However, by contrast, our total revenues from April 15, 2002 inception through December 31, 2002, a period of approximately eight months, were $5,009,703 and our revenues for the fourth quarter of 2002 were $2,074,326.

The acceleration in revenue is primarily attributable to increased hours billed performing our core MROM services. The increase is due to our success in securing new customers and securing more business from existing customers as their experience with us gives them confidence in the quality of our work and our ability to equal or exceed customer expectations for on-time delivery. By comparison, we billed customers for 58,445 hours for the first quarter of 2003, but billed hours for the entire 8 1/2 month period from April 15, 2002 through December 31, 2002 totaled only 72,523. The first quarter of 2003 saw a steady monthly increase in billed hours, which were 18,973, 19,360 and 20,112 for January, February and March respectively. Revenues did not include any revenue from sales of assets or extraordinary items. Four (4) of our customers accounted for 75.5% of first quarter revenues.

================================================================================

On a consolidated basis, we realized $121,845 loss on gross revenues of $3,448,225, although HAT on a stand alone basis made a $23,087 profit. This is the second straight quarter of profitable operation for HAT separately. The improvement in revenue and earnings trends over the last two quarters is indicated by the fact that the $121,845 consolidated loss for the quarter ended March 31, 2003 was significantly smaller than the $227,847 loss realized for the 4th quarter of 2002 on consolidated revenues of only $2,074,326. In fact, our consolidated gross profit for the first quarter of 2003 (after deducting cost of sales but before overhead costs) was $629,557, which was greater than the gross profit for our entire 2002 operating year.

Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory.

HAT operating expenses were $556,553 for the first quarter and as a percentage of revenues were 16% for the first quarter. As a result of these factors, income from operations was $71,928 for the first quarter, ended March 31, 2003. It should be noted that legal expenses for the quarter were $37,624 and were higher than anticipated due to the non-recurring expense of lease negotiation with Tucson Airport Authority. (see SUBSEQUENT EVENTS)

Interest expense relates primarily to the cost of borrowing from a factor against certain receivables and to interest on the secured bridge loan facility discussed below. During the first quarter, we borrowed a total of $377,202 on receivables and received $300,000 under the secured bridge loan facility.

The following table depicts our results of operations for the first quarter of 2003, on both a consolidated basis and the stand-alone results for HAT.

--------------------------------------------------------------------------------
                              Renegade Consolidated      Hamilton Stand-Alone
--------------------------------------------------------------------------------
March 31 Quarter, 2003
--------------------------------------------------------------------------------
  Revenues                         $3,448,225                 $3,448,225
--------------------------------------------------------------------------------
  Costs of sales                   (2,818,668)                (2,818,668)
--------------------------------------------------------------------------------
  Expenses                           (751,402)                  (606,470)
--------------------------------------------------------------------------------
Net Profit (Loss)                    (121,845)                 $  23,087
--------------------------------------------------------------------------------

================================================================================

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2003, we had outstanding indebtedness of approximately $468,863, including amounts due under the secured bridge facility, and the remainder of which is other indebtedness, consisting principally of a related party note, discussed earlier, for $117,000 and notes related to fixed asset purchases. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Our ability to repay our indebtedness is dependent on several factors: a conversion to a credit line is planned for the bridge loan; our continued increase of billable hours, more fully utilizing our capacities, will create a higher bottom line and consequently more cash; and our ability to establish revolving credit lines which we can draw on as needed.

The level of our indebtedness is significant. It may affect our ability to obtain additional financing for future working capital expenditures, general corporate and other purposes. This indebtedness also requires the dedication of a substantial portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

Total assets increased from $1,787,148 as of December 31, 2002, to $2,436,467 at March 31, 2003. The increase is primarily due to an increase in accounts receivable of over $780,000. During the first quarter, total liabilities increased from $2,094,029 at December 31, 2002 to $2,847,373, primarily due to increases in trade payables of over $280,000, in notes payable of approximately $250,000, and in accrued liabilities of approximately $240,000. The increase in notes payable reflects borrowings under the secured bridge facility discussed below, and the increase in accrued liabilities reflects the direct correlation between increased billable hours and increased payrolls. Trade payables experienced a similar type increase due to the additional material and supply requisites associated with the increase in billed hours.

Cash

As of March 31, 2003, we had $23,657 in cash on hand and approximately $1,245,647 in collectible receivables after eliminating receivables that are part of factoring arrangements. During 2002 and 2003 to date, we have relied upon borrowings under the secured bridge facility, financing of our receivables and cash provided by operations during 2003, to meet our working capital requirements. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

After removing the effect of the secured bridge loan from calculations, cash realized from our operating activities was $79,307, which was, reduced $8,604 by investment in capital assets and $48,938 by payments on existing notes payable, yielding a net increase in cash for the quarter of $21,766.

================================================================================

Secured Bridge Facility

On December 15, 2002 American Capital Ventures LLC agreed, subject to due diligence, to provide the company with financing of up to $6 million. On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note is $675,000. Interest is payable in monthly installments at the rate of l.25% per month, payments beginning April 1,2003. The entire unpaid Principal and any accumulated, accrued or unpaid interest thereon are due and payable on September 1, 2003. This loan represents the first installment of a bridge loan of up to $2 million. It is intended that this bridge loan will be replaced by a combination of a preferred stock offering and a $4 to $6 million-credit facility. We utilized the $300,000 proceeds, received by the end of the first quarter of 2003, from the Secured Bridge Facility for working capital.

Substantially all of our assets, and any assets we acquire prior to repaying the secured bridge facility, are pledged as collateral for loans made under the facility. The security agreement contains certain financial covenants regarding our financial performance and certain other covenants. It provides that the proceeds of any subsequent debt or equity financing or sales of assets be used to repay amounts advanced under the bridge facility and calls for repayment of all debt in the event of a material adverse change in the business or a change in control. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder.


                CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

================================================================================

ITEM 3:   CONTROLS AND PROCEDURES

(a) Within 90 days of filing this report on Form 10-QSB (the "Evaluation Date"), our Chief Financial Officer and Chief Executive Officer, together with HAT's President and Principal Financial and Accounting Officer, evaluated our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                           PART II. OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

On March 14, 2003, Ronald Clark placed his resignation, as a director of HAT. On April 10, 2003, he placed his resignation as a director of the Company, before the Board. It was resolved that his resignations be accepted with immediate effect, and further resolved that Mr. Clark will become a consultant to the Board. The Board acknowledged Mr. Clark's contribution as essential and further acknowledged that his compensation for these efforts had not been adequate. Therefore, the Board awarded Mr. Clark a bonus of 1.25 million shares of Renegade common stock. This award bonus is inclusive of all shares approved by the Board on October 22, 2002 and is contingent upon the recovery by Renegade from Old Mission Assessment Corporation (OMAC) of the 2.9 million shares already in issue. The shares will be restricted for one year and the Company will have first right of purchase thereafter.


                    ITEM 6. EXHIBITS AND REPORTS ON FORMS 8-K

     (a)  Exhibits

10.1 Secured promissory note dated March 1, 2003, payable to order of American Capital Ventures, L.L.C.
10.2 Security Agreement dated March 1, 2003, in favor of American Capital Ventures, L.L.C.
99.1   Certification of Chief Executive Officer, Mr. Ian Herman
99.2   Certification of HAT President, Mr. John Sawyer
99.3   Certification of Principal Financial Officer, Ms. Patricia Graham

     (b)  Reports on Form 8-K

     None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.

Date: May 9,2003



RENEGADE VENTURE (NEV.) CORPORATION


By:  /s/  Ian Herman
     ----------------------------------
    Ian Herman, Chief Executive Officer
    And Chief Financial Officer