Form 10QSB
period 2003-06-30
RENEGADE VENTURE NEV CORP
filed 2003-08-14
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended June 30, 2003                     Commission File No. 0-28575


                       RENEGADE VENTURE (NEV.) CORPORATION
                       -----------------------------------
               (Exact name of issuer as specified in its charter)


            NEVADA                                          84-1108499
            ------                                          ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

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

                     Yes [ x ]         No [    ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2003 are as follows:

        Class of Securities                          Shares Outstanding
   -------------------------------                   ------------------
    Common Stock, $.001 par value                        10,110,000

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Consolidated Balance Sheets:

         As of June 30, 2003 (unaudited) and December 31, 2002 (audited).....  4

         Consolidated Statements of Operations:

         For the three and six months ended
           June 30, 2003 and 2002 (unaudited)................................  6

         Consolidated Statement of Changes in Stockholders' Equity:

         For the six months ended June 30, 2003 (unaudited)..................  7

         Consolidated Statements of Cash Flows:

         For the six-month period ended June 30, 2003 and 2002 (unaudited)...  8

         Notes to Financial Statements (unaudited)...........................  9


Item 2.  Management's Discussion and Analysis or Plan of Operation .......... 12

Item 3.  Controls and Procedures............................................. 19


                        PART II. OTHER INFORMATION


Item 5.  Other Information .................................................. 20

Item 6.  Exhibits and Reports on Form 8-K.................................... 20

         Signatures.......................................................... 20

         Certifications...................................................... 20


                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                              RENEGADE VENTURE (NEV) CORPORATION
                                  Consolidated Balance Sheets


                                                               June 30,              December 31,
                                                                 2003                   2001
                                                             -----------             -----------
                                                             (unaudited)               (audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                    $     3,035              $     1,891
Accounts receivable                                            2,415,473                  753,474
Costs and estimated earnings in excess
  of billings on contracts in progress
Inventory                                                        486,879                  412,589
Other Current Assets                                           1,134,163                  100,781
                                                             -----------              -----------

  TOTAL CURRENT ASSETS                                         4,039,550                1,268,735

Property, plant and equipment                                    561,264                  475,204
Goodwill
Other non-current assets                                          86,210                   43,209
                                                             -----------              -----------

  TOTAL ASSETS                                               $ 4,687,024              $ 1,787,148
                                                             ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable                                                 $   678,135              $   100,632
Note payable-related party                                                                117,000
Accounts payable - trade                                       2,994,330                  701,523
Accounts payable - related party                                                           79,202
Due to factor                                                    688,468                  106,484
Customer deposits                                                 20,000
Billings in excess of costs and estimated
  earnings on contracts in progress                               84,112                   73,351
Accrued liabilities                                              997,002                  916,017
Commitments & Contingencies                                      400,535
                                                             -----------              -----------

  TOTAL LIABILITIES                                            5,862,582                2,094,209
                                                             -----------              -----------
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,  5,000,000 shares
  authorized, no shares issued or outstanding
Common stock, $.001 par value, 50,000,000 shares
  authorized, 10,680,000 shares issued and 10,110,000
  shares outstanding                                              11,310                   19,360
Additional paid-in capital                                     1,526,950                1,904,075
Deferred compensation                                            (30,000)                 (66,000)
Contributed capital                                              520,289                  520,289
Accumulated deficit, prior year                               (2,570,785)
Accumulated earnings (deficit) current year                     (502,295)              (2,570,785)
                                                             -----------              -----------

  Total paid-in capital and accumulated deficit               (1,044,891)                (193,061)

Less: treasury stock, at cost, 580,000 shares                   (130,667)                (114,000)
                                                             -----------              -----------

  TOTAL STOCKHOLDERS' EQUITY                                  (1,175,558)                (307,061)
                                                             -----------              -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 4,687,024              $ 1,787,148
                                                             ===========              ===========


                            The accompanying notes are an integral
                  part of these condensed consolidated financial statements.


                                           RENEGADE VENTURE (NEV) CORPORATION
                                          Consolidated Statements of Operations
                                                       (unaudited)


                                                 Three Months                              Six Months
                                                 Ended June 30,                            Ended June 30,
                                           2003                 2002                 2003                2002*
                                        -----------          -----------          -----------          ----------

Net Sales                               $ 4,071,135          $ 1,487,569          $ 7,519,360          $ 1,487,569


Cost of Sales                            (3,355,881)          (1,399,857)          (6,174,549)          (1,399,857)
                                        -----------          -----------          -----------          -----------

Gross Profit                                715,254               87,712            1,344,811               87,712

Selling, general
     And administrative expense            (782,451)          (1,896,609)          (1,567,269)          (1,896,609)
                                        -----------          -----------          -----------          -----------


Gain (loss) from Operations                 (67,197)          (1,808,897)            (222,458)          (1,808,897)

Other Income (Expense):
  Interest Income                            87,654                 --                125,293                 --
  Interest Expense                         (181,543)              (7,343)            (239,677)              (7,343)
  Miscellaneous expense                     (13,928)                --                (15,481)                --
  Miscellaneous income                        5,318                  200               10,509                  200
  Penalties                                (127,422)                --               (160,481)                --
                                        -----------          -----------          -----------          -----------

Net Loss                                   (297,118)          (1,816,040)            (502,295)          (1,816,040)
                                        ===========          ===========          ===========          ===========


Net Loss per Share                      $     (0.03)         $     (0.14)         $     (0.05)         $     (0.14)
                                        ===========          ===========          ===========          ===========

                                                                                             *operations began
                                                                                              4/15/2002, see notes

                               The accompanying notes are an integral part of these condensed consolidated financial statements.




                                      RENEGADE VENTURE (NEV) CORPORATION
                                  Statement of Changes in Stockholders' Equity
                                     for the Six Months ended June 30, 2003
                                                  (unaudited)


                                                                                                      Additional
                                                                                   Treasury            Paid-in
                                                 Common Stock                        Stock              Capital
                                        --------------------------------          -----------         ------------
                                          Shares               Amount                Amount               Amount
                                        -----------          -----------          -----------         ------------

Balance at December 31, 2002             18,980,000          $    19,360          $  (114,000)         $ 1,904,075



Activity through June 30, 2003
        Stock issued for services            50,000                   50                                   14,950
        Per Court Order*                 (8,100,000)              (8,100)                                (392,435)
        Per Mediation agreement**           (16,667)
                                        -----------          -----------          -----------          -----------


Balance at June 30, 2003                 10,680,000          $    11,310          $  (130,667)         $ 1,526,590


                                 The accompanying notes are an integral part of these condensed consolidated financial statements.


*Court order discussed under Stockholders' Equity, Common Stock
**Mediation agreement discussed under Commitments and Contingencies






                                  RENEGADE VENTURE (NEV) CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Six Months
                                                                        Ended June 30,
                                                                 2003                     2002
                                                             ------------              -----------
Increase (Decrease) in Cash and Cash Equivalents             (unaudited)                (audited)

Net cash provided by operating activities                    $  (502,295)              $(1,816,040)
                                                             -----------               -----------
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities
    Depreciation                                                  54,701                     1,467
    Expenses paid with stock                                      51,000                 1,326,900
                                                             -----------               -----------
        Net adjustments to reconcile net loss
         to net cash operating activities                         90,701                 1,328,367
                                                             -----------               -----------
Changes in Assets and Liabilities
    Accounts receivable                                       (1,749,549)                 (721,947)
    Prepaid expenses                                               5,234                   (52,126)
    Costs and estimated earnings in excess of
     billings on contracts in progress                            14,200                      --
    Assets held for sale                                        (965,250)                     --
    Other current assets                                         (74,293)                   (1,425)
    Other non-current assets                                    (116,366)                   (3,000)
    Accounts payable
    - trade                                                    1,813,238                   171,504
    - related party                                                 --                       9,379
    Due to factor                                                581,984                   322,500
    Customer deposits                                             20,000                      --
    Billings in excess of costs and estimated
     earnings on contracts in progress                            84,112                    13,620
    Commitments and contingencies                                400,535
    Accrued liabilities                                          481,521                   395,072
                                                             -----------               -----------
        Net cash used by operating activities                    495,366                   133,577
                                                             -----------               -----------

Cash flows from investing activities
    Purchase of property, plant and equipment                    (40,761)                  (41,345)
                                                             -----------               -----------
        Net cash used by investing activities                    (40,761)                  (41,345)
                                                             -----------               -----------

Cash flows from financing activities
    Notes payable                                                526,273                      --
    Notes payable - related party                               (165,938)                     --
    Treasury stock                                               (16,667)                     --
    Issuance of stock                                           (400,535)                  400,535
                                                             -----------               -----------
        Net cash provided by financing activities                (56,867)                  400,535
                                                             -----------               -----------


Net increase in cash and cash equivalents                          1,144                     5,094

Cash and cash equivalents, beginning of period                     1,891                      --
                                                             -----------               -----------

Cash and cash equivalents, end of period                     $     3,035               $     5,094
                                                             ===========               ===========

                       The accompanying notes are an integral part of these
                                consolidated financial statements.

                       RENEGADE VENTURE (NEV) CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2003


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT") and Johnstone Softmachine Corporation ("Johnstone"), collectively, the ("Company"). All were acquired by Renegade on April 30, 2002. As such, the financial statements reflect the accounting activity of Hamilton Aerospace since its inception, April 5, 2002. (See Pending Matter in Footnote
2).

2. PENDING MATTER

The Company, through its subsidiary HAT, Inc. had entered into various contracts with a company called Hamilton Aviation, Inc. ("Hamilton Aviation"). Currently, the Company is leasing equipment from Hamilton Aviation on a month-to-month basis for $8,000 per month.

The prior contracts provided for a purchase of Hamilton Aviation and/or capital lease to acquire Hamilton Aviation's equipment. These contracts have expired or have been amended and no final agreement has been reached. Accounting standards require the disclosure of the prior company's financial statements if it is deemed that a business has been acquired, pursuant to Article 11-01(d) of Regulation S-X. Due to the complexities involved in the transactions, the Company has sought a definitive determination with the U.S. Securities and Exchange Commission as to whether a business acquisition has occurred. Should it be decided that the Company has acquired the business of Hamilton Aviation, an amended filing will be made to report the prior financial activity of Hamilton Aviation. It should be noted that Hamilton Aviation has filed for protection under Article II of the U.S. Bankruptcy Code, and currently has either no or minimal operations.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since acquiring Hamilton Aerospace in May of 2002. (as discussed in Note 1). The Company requires and is currently pursuing additional capital for growth and strategic plan implementation. On December 15, 2002, the Company entered into an agreement with American Capital Ventures, L.L.C. to provide the Company with a credit facility of up to $6,000,000. On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note is $675,000. As of June 30, 2003, only 1/2 of the proceeds of this note ($300,000) had been received by the Company and American Capital Ventures, L.L.C. is currently in the process of revising the documents to show $337,500 as the principal amount. Interest is payable in monthly installments at the rate of l.25% per month, payments beginning April 1, 2003. The entire unpaid Principal and any accumulated, accrued or unpaid interest thereon are due and payable on September 1, 2003. This loan represents the first installment of a bridge loan of up to $2 million. It is anticipated that this bridge loan will be replaced by a combination of a preferred stock offering and a $4 to $6 million credit facility.

4.  COMMITMENTS AND CONTINGENCIES

On June 18, 2003, the Company obtained a judgment in the Superior Court of Maricopa County, Arizona directing the return of a certificate of 8,100,000 shares of common stock. Under this judgment, the Company, upon obtaining and canceling the stock certificate, will pay into escrow $400,535.14, the consideration originally received by the Company for the shares. The accompanying financial statements reflect this judgment and the resulting liability.

In June 2003, the Company reached a mediated agreement with a former director, Ronald Clark, wherein Mr. Clark will be paid a monetary settlement. A portion of that settlement related to stock, a note, created to satisfy the Company's obligation, will also cover interest and principal of a prior Company borrowing. Additionally, the Company will purchase inventory on consignment by means of payment on a second note. The final agreement related this mediation had not been executed at June 30, 2003, but the basic terms are part of the signed mediation agreement and, as such, are subject to binding arbitration. Therefore, appropriate accounting entries are included in the financial statements for June 30, 2003.

5. SUBSEQUENT EVENTS

On July 21, 2003 the Directors of the Company took the following actions by Unanimous Consent of the Board of Directors in lieu of Special Meeting:

     The 8,100,000 shares held by OMAC (shares were subject of the judgment discussed earlier), 1,500,0000 shares held by Seajay Holdings, LLC and 1,500,000 shares held by Joane Corporation were declared void due to failure of consideration for the issuance of such shares. Further the proper officers of the Corporation were authorized and directed to take all action necessary to cause the certificate representing the 8,100,000 shares of common stock held by OMAC to be returned to the Corporation for cancellation in accordance with the terms of the Judgment, discussed earlier herein, as entered by the Superior Court of Maricopa County Arizona. The proper officers of the Company were authorized and directed in accordance with said Judgment to open an escrow account and to fund such account in the amount of $400,535.14 within 90 days of the return and cancellation of the OMAC certificate. Further the certificate of Joane Corporation, representing 1,500,000 shares of common stock, shall be canceled. The shares represented by such certificate shall revert to authorized and unissued shares of the Company's capital stock. Further, the proper officers of the Corporation were authorized and directed to take such action as necessary to cause the certificate held by Seajay Holdings, LLC to be returned to the Company for cancellation.

     The Board of Directors determined that it would be in the best interest of the Company to enter into employment agreements with its executive officers, Ian Herman and John B. Sawyer. Included in the terms of each employment agreement is a grant of 2,500,000 shares of common stock each to Messrs. Herman and Sawyer. The shares are subject to vesting. The employment agreements were approved by owners of the majority of the outstanding shares of the Company's common stock as of July 28, 2003.

On August 7, 2003 the Directors of the Company took the following actions by Unanimous Consent of the Board of Directors in lieu of Special Meeting:

     The Board agreed to issue 50,000 Renegade shares of common stock to Financial World at $.30 per share as consideration for consultancy services.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Renegade Venture (NEV) Corporation "Renegade" and its wholly owned subsidiary Hamilton Aerospace Technologies, Inc. "HAT" that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Renegade, HAT, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Renegade and HAT concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others relating to our results of operations: competitive factors, shifts in market demand, and other risks and uncertainties (including those described under "Risk Factors" below and elsewhere in this report), our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, which comes due in September 2003, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy.

                                     PART 1

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis or Plan of Operation in our annual report on form 10-KSB for 2002. Renegade Venture (Nev.) Corporation ("Renegade") is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol RDVN. On May 2, 2002, Renegade acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MROM") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. Renegade's plan of operation for the immediate future is to seek and to acquire, if possible, aviation industry related businesses to complement its Hamilton

Aerospace Technologies subsidiary. Additionally, the Company will seek to expand Hamilton Aerospace. Renegade will not limits its search for business combination candidates to any particular geographical area. Management of Renegade will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Renegade's shareholders.

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

As a holding company, all our operations are currently and were as of June 30, 2003, conducted by our operating subsidiary, HAT, which was organized on April 5, 2002. Unless otherwise specified, the operations discussed below pertain to operations of HAT since its operations began on April 15, 2002.

RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

The September 11th terrorist attacks carried out against the United States of America in 2001 have had a severe impact on the aviation industry. As a result of these attacks and the related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their operations, taking more than 20% of their aircraft out of service, either parking them or returning them to leasing companies. This reduction in operations caused the airline industry in general to incur significant losses in 2001, 2002, and 2003 and decreased revenues for MROM facilities that depend significantly on airline customers, which HAT does not. While airlines remain hopeful that passenger levels will soon return to pre-September 11th levels, the effect of the terrorist acts, the continued alerts by the U.S. Department of Homeland Security and fears of new terrorist attacks, the U.S.-led invasion of Iraq, high fuel costs and the state of the economy in general likely will continue to have a negative impact on aviation. In response to these factors, during 2002 we took steps, including head count reductions, to reduce our costs. These terrorist attacks have also impacted our competition with some of our competitors exiting the MROM business.

                              RESULTS OF OPERATIONS

HAT operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. Cost of sales consists primarily of labor, materials and freight charges. Our operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including timing of repair orders and payments from large customers, competition from other third-party MROM service providers, the state of the aviation industry and the number of customers seeking services, the impact of fixed pricing on gross margins and our ability to accurately project our costs, our ability to obtain financing and other factors.

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

Results in the second quarter, ended June 30, 2003 reflect the continual upward trend in revenues for HAT. Operating revenue for the three months ended June 30, 2003 was $4,071,135. HAT was only operational for 2 1/2 months of the second quarter of 2002 and after interpolation to account for the difference in time periods, 2003 2nd quarter revenue is still over 2 1/4 times greater than 2002 2nd quarter revenue. Our total revenues from April 15, 2002 inception through December 31, 2002, a period of approximately eight months, were $5,009,703 and our revenues for the first six months of 2003 are $7,519,360.

The acceleration in revenue is primarily attributable to increased hours billed performing our core MROM services. The increase is due to our success in securing new customers and securing more business from existing customers as their experience with us gives them confidence in the quality of our work and our ability to equal or exceed customer expectations for on-time delivery. By comparison, we compiled 68,868 billable hours in the second quarter of 2003, but billable hours for the entire 8 1/2 month period from April 15, 2002 through December 31, 2002 totaled only 72,523, with 11,142 of that total coming from the 2 1/2 month second quarter of 2002. Second quarter 2003 revenue was enhanced $750,000 by billings related to the sale of an aircraft, which was purchased for resale during the same quarter. There were no extraordinary items. Five (5) of our customers accounted for 85.6% of first quarter revenues.

On a consolidated basis, we experienced a $297,118 loss on gross revenues of $4,071,135, although HAT on a stand-alone basis made a $10,362 profit. This is the third straight quarter of profitable operation for HAT separately. In fact, our consolidated gross profit for the first quarter of 2003 (after deducting cost of sales but before overhead costs) was $715,254 which was not only greater than the gross profit for the second quarter of 2002 of 87,712 but, was greater than the gross profit for our entire 2002 operating year.

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

Operating expenses for the holding company, Renegade were $390,812 in the second quarter of 2003. This amount reflects the administrative costs of running Renegade, $83,333 bonus expense resulting from the mediated settlement discussed earlier, $22,243 in legal expense and $159,513 in interest and penalties charged by the Internal Revenue Service due to delinquent payroll taxes. The taxes themselves are a legitimate operating expense of HAT, but management deems the interest and penalties to be the result of inadequate Company capital and, as such, a holding company expense.

HAT operating expenses were $634,974 for the second quarter of 2003 and as a percentage of revenues were 16%. The same period in 2002 showed operating expenses of 621,881, which was 42% as a percentage of revenues. As a result of these factors, income from operations was $73,004 for the second quarter, ended June 30, 2003, a much more promising number than the -$479,432 from the second quarter of 2002. We are cautiously optimistic that continued intense efforts both in marketing our services and in containing our costs will help the Company maintain a growth mode in spite of the problems the aviation industry has been experiencing over the past several months.

Interest expense during the second quarter of 2003 reflected $67K related to allocations made as a result of a mediated agreement with a former Director. We are continuing to factor the invoices of one of our customers and the interest expense related to that factoring is passed on to our customer and is offset by being recorded as interest income.

The following tables depict our results of operations for the second quarter of 2003 and for the first six months of 2003, on both a consolidated basis and the stand-alone results for HAT.

--------------------------------------------------------------------------------
                           Renegade Consolidated        Hamilton Stand-Alone
--------------------------------------------------------------------------------
Quarter 2, 2003
--------------------------------------------------------------------------------
  Revenues                      $ 4,071,135                 $ 4,071,135
--------------------------------------------------------------------------------
  Costs of sales                ( 3,355,881)                ( 3,355,881)
--------------------------------------------------------------------------------
  Expenses                      ( 1,012,372)                (   704,892)
--------------------------------------------------------------------------------
Net Profit (Loss)               ($  297,118)                 $   10,362
--------------------------------------------------------------------------------


                           Renegade Consolidated        Hamilton Stand-Alone
--------------------------------------------------------------------------------
First 6 Months, 2003
--------------------------------------------------------------------------------
  Revenues                      $ 7,519,360                 $ 7,519,360
--------------------------------------------------------------------------------
  Costs of sales                ( 6,174,549)                ( 6,174,549)
--------------------------------------------------------------------------------
  Expenses                      ( 1,847,106)                ( 1,311,362)
--------------------------------------------------------------------------------
Net Profit (Loss)               ($  502,295)                $    33,449
--------------------------------------------------------------------------------


                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of June 30, 2003, we had outstanding indebtedness of approximately $678,135, the bulk of which is due for two items: First, the secured bridge facility and second, the mediated agreement discussed under "Other Information". Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Our ability to repay our indebtedness is dependent on several factors: a conversion via either a preferred stock offering and/or a credit line is planned for the bridge loan; our continued increase of billable hours, more fully utilizing our capacities, will create a higher bottom line and consequently more cash; and our ability to establish revolving credit lines which we can draw on as needed.

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

Total assets increased from $2,436,467 as of March 31, 2003, to $4,687,024 at June 30, 2003. The increase is primarily due to increases in two categories:

     1. An increase in accounts receivable of over $870,000, which is represented mainly by factored invoices (when our customer completes payments due to the factor for these invoices the Company will realize approximately $260,000.)

     2. An increase of over 1,100,000 in other current assets. This increase is made up of the cost of $ 965,250 for aircraft purchased for resale plus about $73,000 representing the down payment on an annual insurance policy with a May anniversary date.

During the second quarter, total liabilities increased from $2,847,373 at March 31, 2003 to $5,862,582, primarily due to increases in trade payables of over $1,900,000,which includes the cost of aircraft purchased for resale of $1,485,000; in notes payable of approximately $320,000; and in accrued liabilities of approximately $160,000. The increase in notes payable reflects the result of the mediated agreement discussed earlier and the amount includes the $117,000 shown as Note payable - related party at the end of the first quarter. The increase in accrued liabilities reflects the direct correlation between increased billable hours and increased payrolls. Trade payables experienced a similar type increase due to the additional material and supply requisites associated with the increase in billed hours.


Cash

As of June 30, 2003, we had $3,035 in cash on hand and approximately $1,400,724 in collectible receivables after eliminating receivables that are part of factoring arrangements. During 2002 and 2003 to date, we have relied upon borrowings under the secured bridge facility, financing of our receivables and cash provided by operations during 2003, to meet our working capital requirements. We cannot guarantee that financing alternatives will be available to us in the future to support our working capital requirements.


Secured Bridge Facility

On December 15, 2002 American Capital Ventures LLC agreed, subject to due diligence, to provide the company with financing of up to $6 million. On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note is $675,000. Interest is payable in monthly installments at the rate of l.25% per month, payments beginning April 1, 2003. The entire unpaid Principal and any accumulated, accrued or unpaid interest thereon are due and payable on September 1, 2003. This loan represents the first installment of a bridge loan of up to $2 million. It is intended that this bridge loan will be replaced by a combination of a preferred stock offering and a $4 to $6 million-credit facility. At June 30, 2003 only 1/2 of the proceeds of this loan, $300,000, had been received by the Company. The lender is in the process of amending the note and related agreements to reflect this fact. The principal amount of the agreement after amendment will be $337,500.

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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On May 2, 2003, a lawsuit, (Case No. C20032516), was filed in the Superior Court of the State of Arizona by William Allen Boydstun, Plaintiff, and naming HAT, along with several others, as Defendant. The Plaintiff had been successful in a lawsuit against Hamilton Aviation, obtaining a verdict in the amount of $2,970,000 on May 3, 2002. The basis of this new suit purports that Hamilton Aviation and HAT are in effect the same company. The issue of the allegation that the two entities were the same company was bought up by the Plaintiff during the Hamilton Aviation bankruptcy proceedings and it was determined, at that time, that Hamilton Aviation and HAT were not the same company. Management believes that the Company's exposure in this matter is nonexistent or, at worst, minimal.



ITEM 5. OTHER INFORMATION

On March 14, 2003, Ronald Clark placed his resignation, as a director of HAT. On April 10, 2003, he placed his resignation as a director of the Company, before the Board. It was resolved that his resignations be accepted with immediate effect, and further resolved that Mr. Clark would become a consultant to the Board. The Board acknowledged Mr. Clark's contribution as essential and further acknowledged that his compensation for these efforts had not been adequate. Therefore, the Board awarded Mr. Clark a bonus of 1.25 million shares of Renegade common stock. This award bonus is inclusive of all shares approved by the Board on October 22, 2002 and is contingent upon the recovery by Renegade from Old Mission Assessment Corporation (OMAC) of the 2.9 million shares already in issue. The shares were to be restricted for one year and the Company was to have first right of purchase thereafter.

Subsequently, in June of 2003, Mr. Clark and the Company reached a mediated agreement, wherein Mr. Clark will be paid a monetary settlement, rather than stock, through Company payment on a note. The note will also cover interest and principal of a prior Company borrowing. Additionally, the Company will purchase inventory on consignment by means of payment on a second note. The final agreement related to this mediation had not been executed at June 30, 2003, but its basic terms are part of a signed mediation agreement and appropriate accounting entries are included in the financial statements herein for June 30, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a) Exhibits

  10.1    NONE

  99.1    Certification of Chief Executive Officer, Mr. Ian Herman
  99.2    Certification of HAT President, Mr. John Sawyer
  99.3    Certification of Principal Financial Officer, Ms. Patricia Graham

     (b)  Reports on Form 8-K

     Report on form 8-K was filed on August 8, 2003 covering Item 1. Changes in Control of Registrant, Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The exhibits were 2 employment agreements dated July 21, 2003


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.


Date: August 13,2003


RENEGADE VENTURE (NEV.) CORPORATION

By:  /s/  Ian Herman
     ----------------------------------
    Ian Herman, Chief Executive Officer
    And Chief Financial Officer