Form 10QSB
period 2003-09-30
RENEGADE VENTURE NEV CORP
filed 2003-11-13
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For Quarter Ended September 30, 2003                 Commission File No. 0-28575


                       RENEGADE VENTURE (NEV.) CORPORATION
                ------------------------------------------------
               (Exact name of issuer as specified in its charter)



            NEVADA                                        84-1108499
 ------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


            6901 South Park Avenue
            Tucson, Arizona 85706
 Mail:  P.O. Box 23009 Tucson AZ 85734-3009                  (520) 294-3481
   --------------------------------------                ----------------------
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

                     Yes [ x ]         No [   ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2003 are as follows:

         Class of Securities                              Shares Outstanding
    -----------------------------                         ------------------
    Common Stock, $.001 par value                             14,680,000

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Consolidated Balance Sheets:

         As of September 30, 2003 (unaudited) and December 31, 2002
          (audited)    ....................................................  3

         Consolidated Statements of Operations:

         For the three and nine months ended September 30, 2003 and
          2002 (unaudited)    ............................................   4

         Consolidated Statement of Changes in Stockholders' Equity:

         For the nine months ended September 30, 2003 (unaudited)   .......  5

         Consolidated Statements of Cash Flows:

         For the nine-month period ended September 30, 2003 and 2002
          (unaudited)    .................................................   6

         Notes to Financial Statements (unaudited)    ....................   7


Item 2.  Management's Discussion and Analysis or Plan of Operation    ...   10

Item 3.  Controls and Procedures    .....................................   17


                           PART II. OTHER INFORMATION


Item 5.  Other Information    ............................................  18

Item 6. Exhibits and Reports on Form 8-K    ..............................  19

         Signatures    ...................................................  19

         Certifications    ...............................................  19



                           PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                               RENEGADE VENTURE (NEV) CORPORATION
                                  Consolidated Balance Sheets


                                                          September 30,     December 31,
                                                              2003             2002
                                                          -----------       -----------
                                                          (unaudited)        (audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                 $    27,715       $     1,891
Accounts receivable                                         1,925,979           753,474
Costs and estimated earnings in excess
  of billings on contracts in progress                        123,994              --
Inventory                                                     489,858           412,589
Other Current Assets                                          219,705           100,781
                                                          -----------       -----------

  TOTAL CURRENT ASSETS                                      2,787,251         1,268,735


Property, plant and equipment                                 636,887           475,204
Goodwill
Other non-current assets                                       41,052            43,209
                                                          -----------       -----------

  TOTAL ASSETS                                            $ 3,465,190       $ 1,787,148
                                                          ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Note payable                                              $   898,083       $   100,632
Note payable-related party                                                      117,000
Accounts payable - trade                                    1,785,531           701,523
Accounts payable - related party                                 --              79,202
Due to factor                                                 955,460           106,484
Customer deposits                                               2,800              --
Billings in excess of costs and estimated
  earnings on contracts in progress                              --              73,351
Accrued liabilities                                         1,044,657           916,017
Commitments & Contingencies                                   400,535              --
                                                          -----------       -----------


  TOTAL LIABILITIES                                         5,087,066         2,094,209
                                                          -----------       -----------

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,  5,000,000 shares
  authorized, no shares issued or outstanding
Common stock, $.001 par value, 50,000,000 shares
  authorized, 14,680,000 shares issued and 14,680,000
  shares outstanding                                           15,310            19,360
Additional paid-in capital                                  3,028,923         1,904,075
Deferred compensation                                      (1,212,000)          (66,000)
Contributed capital                                           520,289           520,289
Accumulated deficit, prior year                            (2,570,785)             --
Accumulated earnings (deficit) current year                (1,403,613)       (2,570,785)
                                                          -----------       -----------

  Total paid-in capital and accumulated deficit            (1,491,209)         (193,061)

Less: treasury stock, at cost, no shares                         --            (114,000)
                                                          -----------       -----------

  TOTAL STOCKHOLDERS' EQUITY                               (1,621,876)         (307,061)
                                                          -----------       -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 3,465,190       $ 1,787,148
                                                          ===========       ===========


                  The accompanying notes are an integral part of these
                     condensed consolidated financial statements.





                                RENEGADE VENTURE (NEV) CORPORATION
                               Consolidated Statements of Operations

                                            (unaudited)



                                              Three Months                   Nine Months
                                           Ended September 30,           Ended September 30,
                                          2003           2002           2003           2002*
                                       -----------    -----------    -----------    -----------
Net Sales                              $ 5,091,825    $ 1,447,808    $12,611,185    $ 2,935,377


Cost of Sales                           (4,465,474)    (1,271,782)   (10,640,024)    (2,671,639)
                                       -----------    -----------    -----------    -----------

Gross Profit                               626,351        176,026      1,971,161        263,738

Selling, general

     And administrative expense         (1,454,328)      (662,789)    (3,021,597)    (2,559,398)
                                       -----------    -----------    -----------    -----------


Gain (loss) from Operations               (390,977)      (486,763)      (613,436)    (2,295,660)

Other Income (Expense):

  Interest Income                           62,063           --          187,356           --

  Interest Expense                        (113,788)       (41,019)      (377,646)       (48,362)

  Miscellaneous expense                     (1,643)        (6,379)       (17,124)        (6,379)

  Miscellaneous income                           5          7,263         10,513          7,463

  Penalties                                (19,976)          --         (156,277)          --
                                       -----------    -----------    -----------    -----------


Net Loss                                  (901,316)      (526,898)    (1,403,613)    (2,342,938)
                                       ===========    ===========    ===========    ===========



Net Loss per Share                     $     (0.06)   $     (0.03)   $     (0.10)   $     (0.13)
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

                                                4



                                                RENEGADE VENTURE (NEV) CORPORATION
                                           Statement of Changes in Stockholders' Equity
                                           for the Nine Months ended September 30, 2003

                                                            (unaudited)



                                                                                                                       Additional
                                                                                                         Treasury        Paid-in
                                                                               Common Stock               Stock          Capital
                                                                         ---------------------------    -----------    -----------
                                                                         Shares             Amount         Amount        Amount
                                                                        -----------      -----------    -----------    -----------
Balance at December 31, 2002                                            18,980,000           19,360       (114,000)     1,904,075

Activity through March 31, 2003
Shares issued 1st quarter                                                   50,000               50           --           14,950
Shares returned                                                            (50,000)             (50)          --               50

Activity thru June 30, 2003
 see below


Activity through September 30, 2003
 Shares returned                                                        (1,560,000)          (1,560)          --            1,560
 Shares issued                                                           5,610,000            5,610           --        1,631,390
 No stock held in treasury                                                    --               --          114,000           --
                                                                       -----------      -----------    -----------    -----------

Balance at September 30, 2003                                            23,030,00           23,410             00      3,438,025


Note:
Financial statements in the 2nd quarter od 2003 were adjiusted to reflect changes in shares due to the following:

Court order discussed under Commitments and Contingencies               (8,100,000)*         (8,100)          --         (392,435)

Mediation agreement discussed under Commitments and Contingencies         (250,000)**          --             --          (16,667)
                                                                       -----------      -----------    -----------    -----------

Balance at Septenber 30, 2003 adjusted
       for results of legal proceedings                                 14,680,000           15,310             00      3,028,923


                                       The accompanying notes are an integral part of these
                                           condensed consolidated financial statements.

                                                                 5



                                      RENEGADE VENTURE (NEV) CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                     2003           2002
                                                                                  -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents                                  (unaudited)      (audited)

Net cash provided by operating activities                                         $(1,403,613)   $(2,342,938)
                                                                                  -----------    -----------

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities
    Depreciation                                                                       86,649          3,614
    Expenses paid with stock                                                           69,000      1,326,900
                                                                                  -----------    -----------
        Net adjustments to reconcile net loss to net cash operating activities
                                                                                      155,649      1,330,514
                                                                                  -----------    -----------

Changes in Assets and Liabilities
    Accounts receivable                                                            (1,172,506)    (1,075,223)
    Prepaid expenses                                                                  (43,841)       (85,021)
    Costs and estimated earnings in excess of billings on contracts in progress      (197,345)          --
    Assets held for sale                                                                 --             --
    Restricted funds                                                                  (75,083)          --
    Other current assets                                                              (77,271)          (690)
    Other non-current assets                                                            2,157        (19,917)
    Accounts payable
    - trade                                                                         1,084,178        519,985
    - related party                                                                   (79,202)       123,298
    Due to factor                                                                     848,976        471,247
    Customer deposits                                                                   2,800           --
    Billings in excess of costs and estimated earnings on contracts in progress          --           89,466
    Commitments and contingencies                                                     400,535
    Accrued liabilities                                                               128,641        816,794
                                                                                  -----------    -----------
        Net cash used by operating activities                                         822,039       (172,485)
                                                                                  -----------    -----------
Cash flows from investing activities
    Purchase of property, plant and equipment                                        (148,331)       (51,490)
                                                                                  -----------    -----------
        Net cash used by investing activities                                        (148,331)       (51,490)
                                                                                  -----------    -----------
Cash flows from financing activities
    Notes payable                                                                     697,283       (112,134)
    Notes payable - related party                                                    (117,000)       107,690
    Treasury stock                                                                    (16,667)          --
    Issuance of stock                                                                  36,465)       400,535
                                                                                  -----------    -----------
        Net cash provided by financing activities                                     600,081        396,091
                                                                                  -----------    -----------

Net increase in cash and cash equivalents                                              25,824        172,116
Cash and cash equivalents, beginning of period                                          1,891           --
                                                                                  -----------    -----------

Cash and cash equivalents, end of period                                          $    27,715    $   172,116
                                                                                  ===========    ===========


                                The accompanying notes are an integral part of
                                   these consolidated financial statements.

                                                      6

                       RENEGADE VENTURE (NEV) CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since acquiring Hamilton Aerospace in May of 2002. (as discussed in Note 1). The Company requires and is currently pursuing additional capital for growth and strategic plan implementation. On December 15, 2002, the Company entered into an agreement with American Capital Ventures, L.L.C to provide the Company with a credit facility of up to $6,000,000. On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note is $675,000. As of September 30, 2003, only 1/2 of the proceeds of this note, ($300,000) had been received by the Company and American Capital Ventures, L.L.C. is currently in the process of revising the documents to show $337,500 as the principal amount. Interest is payable in monthly installments at the rate of l.25% per month, payments beginning April 1, 2003. On August 28, 2003 the maturity date of this Promissory Note was extended. Under the new terms, the entire unpaid Principal and any accumulated, accrued or unpaid interest thereon are due and payable on December 1, 2003. This loan represents the first installment of a bridge loan of up to $2 million. It is anticipated that this bridge loan will be replaced by a combination of a preferred stock offering and a $4 to $6 million credit facility.

During the course of the third quarter the Company negotiated three separate notes with Universal Lease and Finance Corporation, two of which were to facilitate short-term cash requirements. One of these, in the amount of $200,000 is still outstanding and the maturity date has been extended to October 10, 2003. The third note provided funds to refurbish the small hangar. This note is in the amount of $100,000 ($50,000 had been received at September 30, 2003) and is to be paid by 12 monthly payments of $9,834, which includes interest at 18%. The entire balance is due on August 1, 2004.


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

In June 2003, the Company reached a mediated agreement with a former director, Ronald Clark, wherein Mr. Clark will be paid a monetary settlement. A portion of that settlement relates to stock and a note, created to satisfy the Company's obligation, will also cover interest and principal of a prior Company borrowing. Additionally, the Company purchased consignment inventory by means of payment on a second note, which was paid off during the third quarter of 2003. The final agreement related to this mediation was executed during the third quarter of 2003 and the basic terms remained the same as on the signed mediation agreement. Therefore, the appropriate accounting entries included in the financial statements for June 30, 2003 need no modification.

5. COMMON STOCK AND STOCK OPTIONS

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

       The Board of Directors determined that it would be in the best interest of the Company to enter into employment agreements with its executive officers, Ian Herman and John B. Sawyer. Included in the terms of each employment agreement is a grant of 2,500,000 shares of common stock each to Messrs. Herman and Sawyer. The shares are subject to vesting. The employment agreements were approved by owners of the majority of the outstanding shares of the Company's common stock as of July 29, 2003. Details of these employment agreements can be found in Form 8-K filed September 11,2003.

On August 7, 2003, the Directors of the Company took the following actions by Unanimous Consent of the Board of Directors in lieu of Special Meeting:

     The Board agreed to issue 50,000 Renegade shares of common stock to Financial World at $.30 per share as consideration for consultancy services.

     On August 26,2003, the Directors of the Company granted and issued 150,000 shares of common stock to an outside consultant for services rendered to the Company which the Directors valued at $45,000.

On August 26,2003, the Directors of the Company granted and issued 100,000 shares of common stock to outside consultants to the Company under the 1997 Compensatory Stock Option Plan. The Company valued these services at $20,000.

On September 11,2003, the Directors of the Company granted and issued 100,000 shares of common stock to outside consultants to the Company under the 1997 Compensatory Stock Option Plan. The Company valued these services at $20,000.

On September 26,2003 the Directors of the Company granted and issued 260,000 shares of common stock to outside consultants for services rendered to the Company under the 1997 Compensatory Stock Option Plan. The Company valued these services at $52,000.

As of September 30, 2003 the Company had no shares available for grant under either the 1997 Compensatory Stock Option Plan or the 1997 Employee Stock Compensation Plan

6. SUBSEQUENT EVENTS

On October 3, 2003, the Company filed The 2002 Compensatory Stock Option Plan registering 3,000,000 shares of common stock ($.001 par value) at a proposed maximum offering price of $.20 per share.

On October 6, 2003, the Company filed The 2003 Employee Stock Compensation Plan registering 5,000,000 shares of common stock ($.001 par value) at a proposed maximum offering price of $.20 per share.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Renegade Venture (NEV) Corporation "Renegade" and its wholly owned subsidiary Hamilton Aerospace Technologies Inc. "HAT" that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Renegade, HAT, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Renegade and HAT concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others relating to our results of operations: competitive factors, shifts in market demand, and other risks and uncertainties (including those described under "Risk Factors" below and elsewhere in this report), our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy.

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

As a holding company, all our operations are currently and were as of September 30, 2003, conducted by our operating subsidiary, HAT, which was organized on April 5, 2002. Unless otherwise specified, the operations discussed below pertain to operations of HAT since its operations began on April 15, 2002.

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

Results in the third quarter, ended September 30, 2003 reflect the continual upward trend in revenues for HAT. Operating revenue for the three months ended September 30, 2003 was $5,007,273. 2003 3rd quarter revenue is still about 3.5 times greater than 2002 3rd quarter revenue of 1,447,808. Our total revenues from April 15, 2002 inception through December 31, 2002, a period of approximately eight months, were $5,009,703 and our revenues for the first nine months of 2003 were $12,526,633. Management is cautiously optimistic that revenue for 2003 will be between $16 and $17 million, or approximately 3 times that of 2002, our inception year.

During the third quarter of 2003, Renegade booked Revenue of $84,552. This revenue was derived from a new one-year, renewable agreement with Mesa Airlines, Inc. to furnish manpower to perform routine and non-routine maintenance services and represents the first revenue produced by the parent Company since consolidation with HAT.

The acceleration in revenue is attributable to increased hours billed performing our core MROM services plus our recognizing and seizing the opportunity to purchase and resell three Boeing 737-200 aircraft. The increase is due to our success in securing new customers and securing more business from existing customers as their experience with us gives them confidence in the quality of our work and our ability to equal or exceed customer expectations for on-time delivery. By comparison, we compiled 38,691 billable hours in the third quarter of 2003, but billable hours for the entire 8 1/2 month period from April 15, 2002 through December 31, 2002 totaled only 72,523. Third quarter 2003 revenue was enhanced $2.3 million by billings related to the sale of the aircraft mentioned above. There were no extraordinary items. Three (3) of our customers accounted for 83% of third quarter revenues.

On a consolidated basis, we experienced a $901,316 loss on gross revenues of $5,091,825. Almost half of that loss, or $437,000, was attributable to stock transactions and was a non-cash loss. Only $464,316 of the total loss was attributable to operations. HAT on a stand-alone basis lost $279,138. The HAT loss can be attributed to two factors: one, an extremely slow month of July due in part to one of our main customers delaying the start date of contracted work, which not only reduced the revenue stream but, had a significant negative effect on efficiencies in general; and two, a fixed price overhaul bid, which included material. During the term of this job HAT was subjected to higher prices than anticipated for strategic parts to complete the overhaul. Our consolidated gross profit for the third quarter of 2003 (after deducting cost of sales but before overhead costs) was $626,351 which was not only greater than the gross profit for the third quarter of 2002 of 116,092 but, was greater than the gross profit for our entire 2002 operating year.

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

Operating expenses for the holding company, Renegade were $638,507 in the third quarter of 2003. This amount reflects the administrative costs of running Renegade, $79,945 in legal expense, $34,253 in travel expense mainly connected with efforts to improve capitalization, $437,000 related to expenses paid with stock to consultants and Directors, and $26,152 in interest and penalties charged by the Internal Revenue Service due to delinquent payroll taxes. The taxes themselves are a legitimate operating expense of HAT, but management deems the interest and penalties to be the result of inadequate Company capital and, as such, a holding company expense.

HAT operating expenses were $842,544 for the third quarter of 2003 and as a percentage of revenues were 17%. The same period in 2002 showed operating expenses of 592,077, which was 41% as a percentage of revenues. As a result of these factors, income from operations was -$232,521 for the third quarter, ended September 30, 2003, a much more promising number than the -$475,985 from the third quarter of 2002. We are cautiously optimistic that continued intense efforts both in marketing our services and in containing our costs will help the Company reach a profit mode in spite of the problems the aviation industry has been experiencing over the past several months.

Interest expense during the third quarter of 2003 was $45,600 absent the interest related to factoring the invoices of one of our customers. The interest expense related to that factoring is passed on to our customer and is offset by interest income.

The following tables depict our results of operations for the third quarter of 2003 and for the first nine months of a consolidated basis and the stand-alone results for HAT.

--------------------- ----------------------- ----------------------
                       Renegade Consolidated   Hamilton Stand-Alone
--------------------- ----------------------- ----------------------
Quarter 3, 2003
--------------------- ----------------------- ----------------------
  Revenues                 $5,091,825             $5,007,273
--------------------- ----------------------- ----------------------
  Costs of sales          ( 4,465,474)           ( 4,397,250)
--------------------- ----------------------- ----------------------
  Expenses                ( 1,527,667)             ( 889,161)
--------------------- ----------------------- ----------------------
Net Profit (Loss)         ($  901,316)            ($ 279,138)
--------------------- ----------------------- ----------------------

--------------------- ----------------------- ----------------------
                       Renegade Consolidated   Hamilton Stand-Alone
--------------------- ----------------------- ----------------------
First 9 Months, 2003
  Revenues                $12,611,185            $12,526,633
--------------------- ----------------------- ----------------------
  Costs of sales          (10,640,024)           (10,571,799)
--------------------- ----------------------- ----------------------
  Expenses                ( 3,374,744)           ( 2,200,522)
--------------------- ----------------------- ----------------------
Net Profit (Loss)         ($1,403,613)            ($ 245,688)
--------------------- ----------------------- ----------------------






                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of September 30, 2003, we had outstanding indebtedness of approximately $898,000, the bulk of which is due for four items: First, the secured bridge facility of $337,500, second, the mediated agreement discussed under "Other Information" , and third, a $200,000 bridge loan secured from Universal Lease and Finance Corporation, and fourth, a Note with Universal Lease and Finance Corporation in the amount of $100,000, $50,000 of which had been received at September 30, 2003. This note provided funds to update the small hangar as a work area for the Renegade contract to supply maintenance labor to Mesa Airlines, Inc. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Our ability to repay our indebtedness is dependent on several factors: a conversion to a credit line is planned for the bridge loan; our continued increase of billable hours, more fully utilizing our capacities, will create a higher bottom line and consequently more cash; and our ability to establish revolving credit lines which we can draw on as needed.

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

Total assets decreased from $4,687,024 as of June 30, 2003, to $3,465,190 at September 30, 2003. This decrease is primarily due to decreases in two categories:

     1. A decrease in accounts receivable of over $489,000, which is represented mainly by 2nd quarter invoices, related to the sales of aircraft, being paid.

     2. A decrease of over 914,000 in other current assets. This decrease is made up primarily of a cost of $ 965,250 for aircraft purchased in the second quarter that were sold during the third quarter.

During the third quarter, total liabilities decreased from $5,862,582 at June 30, 2003 to $5,087,066, primarily due to decreases in trade payables of over $1,200,000,which included the cost of aircraft purchased for resale of $1,485,000 at June 30; an increase in notes payable of approximately $220,000; and in increase accrued liabilities of approximately $48,000.


Cash

As of September 30, 2003, we had $27,715 in cash on hand and approximately $889,500 in collectible receivables after eliminating receivables that are part of factoring arrangements. During 2002 and 2003 to date, we have relied upon borrowings under the secured bridge facility, financing of our receivables and cash provided by operations during 2003, to meet our working capital requirements. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

..

Secured Bridge Facility

On December 15, 2002 American Capital Ventures LLC agreed, subject to due diligence, to provide the company with financing of up to $6 million. On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note is $675,000. Interest is payable in monthly installments at the rate of l.25% per month, payments beginning April 1, 2003. The entire unpaid Principal and any accumulated, accrued or unpaid interest thereon are due and payable on December 1, 2003. This loan represents the first installment of a bridge loan of up to $2 million. It is intended that this bridge loan will be replaced by a combination of a preferred stock offering and a $4 to $6 million-credit facility. At September 30, 2003, only 1/2 of the proceeds of this loan, $300,000, had been received by the Company. The lender is in the process of amending the note and related agreements to reflect this fact. The principal amount of the agreement after amendment will be $337,500.

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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

On May 2, 2003, a lawsuit, (Case No. C20032516), was filed in the Superior Court of the State of Arizona by William Allen Boydstun, Plaintiff, and naming HAT, along with several others, as Defendant. This lawsuit was dismissed on September 9, 2003.



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

 Subsequently, in June of 2003, Mr. Clark and the Company reached a mediated agreement, wherein Mr. Clark will be paid a monetary settlement, rather than stock, through Company payment on a note. The note will also cover interest and principal of a prior Company borrowing. Additionally, the Company will purchase inventory on consignment by means of payment on a second note. The final agreement related to this mediation was executed during the third quarter of 2003 and its basic terms were properly reflected in the financial statements filed for the second quarter ending, June 30, 2003.

On September 1, 2003 by Unanimous Consent of the Board of Directors in Lieu of the Special Meeting Gordon D. Hamilton was appointed to the Board of Directors of the Company as a director, with all the rights, responsibilities and privileges pertaining thereto. Mr. Hamilton shall receive no compensation for his services as a director unless otherwise agreed to in writing by the Board.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

10.1       Promissory Note
10.2       Promissory Note
10.3       Promissory Note
31.1       Certification of Chief Executive Officer, Mr. Ian Herman
31.2       Certification of HAT President, Mr. John Sawyer
31.3       Certification of Principal Financial Officer, Ms. Patricia Graham
32.1       Certification of Mr. Ian M. Herman

     (b)  Reports on Form 8-K

     Report on form 8-K was filed on August 8, 2003 covering Item 1. Changes in Control of Registrant, Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The exhibits were 2 employment agreements dated July 21, 2003


     Report on form 8-K was filed on September 11, 2003 covering Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The exhibits were 2 employment agreements dated August 28, 2003 and restating the agreements presented in 8-K files on August 8, 2003.



                                   SIGNATURES

     In accordance with the requirements of the Exchange act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.

     Date:  November 14, 2003

     RENEGADE VENTURE (NEV.) CORPORATION

                                            By:  /s/  Ian Herman
                                               --------------------------------
                                                      Ian Herman,
                                                      Chief Executive Officer
                                                      And Chief Financial
                                                      Officer