Form 10KSB
period 2003-12-31
RENEGADE VENTURE NEV CORP
filed 2004-03-30
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For year ended December 31, 2003 Commission File No. 0-28575


                       RENEGADE VENTURE (NEV.) CORPORATION
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


                  NEVADA                                   84-1108499
                  ------                                   ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)


         6901 South Park Avenue
         Tucson, Arizona 85706                           (520) 294-3481
         ---------------------                           --------------
 (Address of Principal Executive Offices)           (Issuer's Telephone No.)


        Securities registered pursuant to
          Section 12(b) of the Act:                           NONE


           Securities registered pursuant to Section 12(g) of the Act:
                         Common stock, $.001 par value


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [ X ] Yes [ ] No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ] Yes [ ] No

The registrant's revenues for its most recent fiscal year were $15,378,352. At December 31, 2003, a total of 25,830,000 shares of common stock were outstanding, and the aggregate market value of the 7,200,000 shares of common stock of the registrant held by non-affiliates on March 1, 2003, was approximately $1,872,000 (based on the closing sales price of the common stock (as reported on the OTC Bulletin Board maintained by the NASD on such date, which was $0.26 per share).

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Renegade Venture (NEV) Corporation ("Renegade") and its wholly owned subsidiary Hamilton Aerospace Technologies Inc. ("HAT") that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Renegade, HAT, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Renegade and HAT concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: relating to our results of operations, competitive factors, shifts in market demand, and other risks and uncertainties (including those described under "Risk Factors" below and elsewhere in this report), our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy.


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

HAT is an aircraft repair station licensed by the Federal Aviation Administration (FAA) and by the Joint Aviation Authority of the European Economic Community (JAA), and is known as an "Air Agency" in FAA parlance. Its MROM services include maintenance, repair, overhaul and modification services for narrow-body Transport Category aircraft, repair and overhaul services on a wide range of aircraft components and aircraft interiors, and servicing of Pratt & Whitney JT8D and General Electric CFM56 engines. Our major modification services comprise the conversion of passenger aircraft to freighter configuration and technical support for third party modification programs. In order to control overhead expense, some services are outsourced, such as engine overhaul.

MROM facilities such as HAT are "apex" companies in the aviation industry. While the airlines and large leasing operators get the lion's share of attention, the repair stations occupy a truly pivotal role for the following reasons:

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

                                 Asset Purchase

HAT has agreed to purchase certain assets and leasehold interests from Hamilton Aviation, Inc., a company in Chapter 11 reorganization that formerly occupied the facilities now occupied by HAT. The Bankruptcy Court approved the purchase as part of the reorganization plan. The purchase includes all the ramp equipment, special tooling, office furnishings and equipment, including phone and computer systems necessary to perform the functions required to operate the FAA-approved aircraft repair station. These assets are located in the HAT facility and are being used daily in HAT's operations. More specifically, the equipment and tooling includes:

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

The purchase agreement also includes certain intellectual property assets from Hamilton Aviation as well as the estate of Gordon B. Hamilton (deceased), including all uses of the name "Hamilton," "Hamilton Aviation," "Gordon B. Hamilton," "Gordon D. Hamilton," "Hamilton Brothers," and "Hamilton Aeronautics." The terms of this agreement were still in the negotiation stage at December 31, 2003.

                                 Our Operations

As your jet rolls away from the gate and over the tarmac toward the runway, you've noticed the huge hangar buildings in which large commercial jets were being serviced. This is exactly what HAT does. HAT was created to provide large aircraft maintenance, repair, overhaul and modification services to owners and operators of Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers and aircraft leasing companies.

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

                                  MROM Services

HAT is full-service aviation maintenance and modification repair facility that concentrates on large narrow body jets, such as the Boeing 727 and 737 and the DC9 and MD80 series aircraft, and it primarily does heavy maintenance and component overhaul on those aircraft. HAT has extensive engine hush-kit experience including Federal Express and Raisbeck kits for Boeing 727 aircraft, ABX kits for DC9 aircraft, as well as Nordam and AvAero kits for Boeing 737 aircraft. Below is a brief description of HAT's core services:

o    Routine minor and major maintenance (phase checks A, B, C and D)
o    Corrosion control and prevention programs
o    Structural inspections
o    Avionic upgrades
o    Interior reconfiguration and refurbishment
o    Strip and paint services to operators' livery requirements
o    Comprehensive systems and structural modifications
o    Flight test support
o    Component overhaul

Aircraft Heavy Maintenance and Repair

Maintenance and repairs for narrow body commercial jet aircraft constitutes HAT's core business. These services include simple repairs and servicing, heavy maintenance referred to as a "C-check" and complete overhaul referred to as a "D-check." In addition, HAT performs major configuration changes of commercial aircraft, such as interior reconfiguration and conversion from passenger service to cargo service. Each airline operator has a governmental-approved and mandated maintenance schedule for each of its commercial aircraft on the line. Certain maintenance is typically performed by the operator's maintenance personnel (for example, daily line checks), while other, more substantial maintenance can be self-performed or contracted out to certified repair stations such as HAT.

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

HAT is qualified to perform all levels of maintenance service from pre-flight checks up through complete major overhauls ("D" checks). Because of its low overhead structure and the experience of its employees, HAT is widely recognized throughout the industry as a leading provider of cost-effective, quality maintenance services for Boeing 727 and 737 and DC9/MD80 aircraft. HAT is now building its reputation in the newly entered regional jet maintenance market and also intends to add Boeing 757 aircraft to it certification.

In addition to scheduled maintenance services, HAT also offers quality refinishing and repainting and return-to-service maintenance. HAT also offers numerous related services, such as worldwide commercial aircraft pre-purchase inspection and appraisal services, post-purchase configuration, maintenance and operational program development, post-contract and post-lease condition assessment, commercial aircraft accident assessment and recovery, flight line maintenance and termination of lease recovery, and aircraft storage and storage maintenance.

Component Overhaul

In order to better support its aircraft maintenance operations, HAT has been developing its component overhaul capabilities. HAT performs maintenance, repair and overhaul of airframe components, including fairing panels, nacelle systems and exhaust systems, and refurbishes aircraft interior components. Not only do these activities enjoy high profit margins, but existing and potential customers also tend to view extensive component backshop capabilities positively.

Modification Services

The pace of technological advancement in the commercial aircraft industry, including new developments in aerodynamics, metallurgy, composite materials, electronics and computer-based devices, constantly offer new opportunities to improve aircraft performance and communications. Due to the very high cost of new aircraft (a new Boeing 737 is approximately $40 million today), these advances have increased the advantages of retrofitting existing dependable, supportable and economically proven commercial aircraft with state-of-the-art technology by improving utility, performance and value.

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

HAT modification services include passenger to cargo conversions, engine noise suppression, power plant retrofits, and avionics upgrades to the latest in navigation, communication, and digital technology. HAT offers services to renovate, restore and reconfigure commercial aircraft from passenger service to cargo. HAT's cargo modification capabilities include cargo doors, cargo floors, Class E requirements, and empty-weight reduction programs. Additional modification services performed may include cockpit reconfiguration to upgrade the avionic systems to current technology and the integration of traffic control and avoidance systems, windshear detection systems and navigational aids.

Airline passengers quickly form their opinion of aircraft from the attractiveness and comfort of the interior. HAT provides a variety of custom seating arrangements to meet operators' requirements, including all coach class, and close or extended seat pitch for (respectively) higher revenues or better passenger comfort in any color or livery scheme configuration as well as special purpose interiors for sports teams, humanitarian missions or VIP aircraft.

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

                          Customers and Revenue Streams

HAT's current customers include Jetran International, a fast-growing and aggressive aircraft leasing company, Pegasus Aviation, a large aircraft leasing company and long-time Hamilton Aviation customer, Finova, another large aircraft leasing company, Falcon Air Express, Ryan International Air, Aviation Partners Boeing, a Boeing Company joint venture, Rohr-Goodrich Aerostructures, Daimler Chrysler, Aeropostal, Mesa Airlines, Custom Air Transport, and Global Peace Initiative, as well as a number of smaller customers. HAT is working to increase and diversify its customer base and expects to sign more large maintenance contracts. Hamilton Aerospace currently does not obtain any revenues from government or defense contracts and will not be affected by slowdowns in government aviation spending or procurement work.

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

In addition to the revenue received as the result of MROM services, HAT revenue opportunities arise in the following areas:

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

     Aircraft Ferry and Flight Crew Services: Hamilton offers aircraft ferry services and flight crew operations, to shuttle aircraft for maintenance, service or repossession. Contract crews are used in order not to create additional overhead.

     Labor Contracting: Hamilton provides teams of technicians to understaffed competitors on a contract basis, or as field teams to rescue distressed aircraft in remote locales.

These other services are synergistic, because different services generate additional services and opportunities. For example, HAT typically gets the maintenance and overhaul work on aircraft stored on its tarmac, due to the tens of thousands of dollars often required to relocate such aircraft. HAT also frequently gets the first offer to buy or broker aircraft and aviation parts inventories, due to its abilities to resell or install them. These abilities exist because a large jet repair facility such as HAT is an "apex" company at the center of the aviation industry. Every large jet must, under FAA rules, undergo periodic minor and major maintenance, and such services, and installation of parts, must be done by an FAA-approved repair facility such as HAT.

                           Key Operational Strategies

Business Philosophy

Management has rejected a policy of growth for growth's sake in favor of focusing on profitability and building a good reputation for Hamilton Aerospace's operations group by limiting work contracts to those perceived to have a high probability of success. This strategy is also very beneficial to the company's marketing efforts in that a good track record of maintenance and modification contracts delivered successfully on-time and on-budget is by far the most potent tool for securing new work contracts.

The principal focus of the operations group at HAT is the implementation of strategies to enhance worker productivity, which include assigning dedicated crews and dedicated project managers to each aircraft in work, ongoing training for supervisors, project managers and quality control personnel, and improving material flow to each job site.

In managing its operations, the Company is committed to continuously evaluating the adequacy of its management structure and its existing systems and procedures; including its quality control, financial, and internal controls systems. HAT is focused on maintaining a small, but tightly knit and multi-tasking, highly experienced management team.

Goals

Hamilton Aerospace Technologies' corporate goals are very narrow and focused. They are:

o    Maximize the profitability of the Company's operations group.

o    Rationalize the Company's debt and capital structure.

o Cautiously build Company value through the strategic exploitation of synergistic arbitrage and acquisition opportunities.

Marketing Strategies

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

The market for HAT's aircraft maintenance and modification services, although global in scope, is made up of a relatively small number of aircraft owners and operators. As such, HAT does not rely on media advertising, but rather focuses its marketing efforts on building personal relationships with the aircraft owners, operators, operations managers, consultants, customer representatives and key industry vendors that make up this surprisingly tight knit international aviation community.

While HAT does provide press releases to industry trade journals, the majority of its advertising budget is spent on "wining and dining" or otherwise entertaining customers and customer representatives on a face-to-face basis. Some of these meetings are made at industry trade conferences or at the customer's offices. More frequently, these meetings take place in Tucson when the customer or his representative visits to inspect HAT's facility or aircraft stored at the facility. Since the most potent marketing tool available to any repair station is a good reputation for delivering aircraft back to its customers on time and on budget, much of HAT's "marketing" really consists of maintaining good communication, performing well and otherwise making sure that each maintenance visit is an enjoyable experience for the customer and his on-site representatives or consultants. The marketing strategies described here have kept, and are keeping, HAT fully booked or over booked for the foreseeable future. Accordingly, HAT has no plans to change its marketing approach at this time.

HAT regularly provides press releases on major jobs and provides interviews for trade journals as a method for maintaining visibility in the industry. HAT also maintains a web site that describes its facilities, personnel and capabilities at www.hamaerotech.com.

                                     Market

Narrow body commercial airliners (Boeing 727s, 737s and MD80s and DC-9s) are HAT's primary market for selling aircraft maintenance, repair, and component overhaul services. Major commercial airlines, lower-tier airlines, package carriers and charter operators operate these aircraft. Industry sources estimate that the North American market for MROM services is approximately $5 billion annually. HAT's target market of narrow body commercial jet aircraft constitutes an estimated 20% of the worldwide commercial aircraft maintenance market. Due to the relatively small portion of its revenues that come from activities other than its core MROM services, HAT has not examined the markets for those other activities.

                                   Competition

The barriers to entry in the commercial jet maintenance and modification business are very high due to the stringency of FAA regulation, the complexity and sophistication of modern jet aircraft, and the reluctance of operators to entrust their aircraft maintenance to new, unproven start-up facilities. Even if a new entrant succeeds in completing the very costly and time consuming process of obtaining FAA approval for a new repair station, they are then faced with the difficult task of convincing operators to input aircraft into an unproven facility that will necessarily experience learning curve cost overruns and delays.

Many of the largest aircraft repair stations expend the majority of their man-hours on wide body aircraft. HAT is one of the top twenty repair stations in the country specializing in strictly narrow body aircraft, and once it reaches approximately $25 million in revenues, HAT should be among the top ten repair stations of its class.

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

Operations Strategies

Through experience, the management team at HAT has learned that, in the aircraft maintenance business, taking on too much work results in reduced profit margins, dissatisfied customers and, ultimately, the loss of future business. On the other hand, limiting work contracts to the number and type that can be performed effectively results in improved profit margins and increased future business opportunities.

Also, for budgetary purposes, most aircraft maintenance customers today prefer fixed-bid contracts on their scheduled maintenance checks. This common industry practice offers efficient well-managed repair stations the opportunity to significantly improve their profit margins, while still maintaining customer satisfaction.

By maintaining small, tightly knit work crews, retaining experienced crew chiefs and carefully screening work contracts, HAT has found that it can routinely come under budget on scheduled aircraft maintenance contracts fix-priced at rates widely accepted by the industry. Accordingly, while mindful of the need for long-term growth by the Company, Management is presently focused on pursuing a strategy of maximizing operations profitability and customer satisfaction in favor of rapid growth.

Financial Strategies

The principle financial strategy of Renegade is to secure equity and/or debt financing sufficient to insure the efficient day-to-day operation of the HAT facility and enable the Company to provide reasonable payment terms to creditworthy customers. Management is also interested in securing additional funding for the purpose of certain productivity-improving or synergistic acquisitions and other asset-based business opportunities. Since HAT is now profitable, Renegade can, if necessary, meet its financial requirements internally. However, the equity and/or debt financing currently pursued by Management will greatly accelerate the growth of value in Renegade. Consequently, while Management is aggressively seeking to secure additional financial resources, it has no interest in entering into overly dilutive equity funding or onerous debt financing.

Business Development Strategies

As described in Operations Strategies above, Management is, for the foreseeable future, taking a conservative approach to growing the core aircraft maintenance services business in favor of more aggressively seeking to increase operating profit margins and customer satisfaction. In practical terms, this translates into annual sales revenue growth rates of no more than 20% in the Company's core aircraft maintenance business. Nonetheless, there exist significant growth opportunities for Renegade by expanding some of the business activities related to HAT's core aircraft maintenance business such as aircraft and aircraft parts sales and leasing, as well as aviation consulting services.

Distressed aviation assets often come to the attention of HAT, as a maintenance service provider and aircraft storage facility, prior to becoming known to the market at large. Frequently, such assets can be placed with end-users known to HAT. These arbitrage opportunities can involve distressed parts inventories, distressed aircraft that can be torn down for parts, or distressed aircraft that can be purchased, repaired and sold or leased at a profit. These types of arbitrage opportunities annually represent tens of millions of dollars of additional lucrative potential business available to HAT. At present these opportunities are limited by HAT's lack of access to capital. As Renegade gains more access to capital from outside sources or as a result of HAT operating profits, Management anticipates the revenue to Renegade from these types of opportunistic arbitrage transactions will become a significant portion of Renegade's future growth. HAT competes principally on the high quality of its services, its price competitiveness due to its location in the Southwest and low labor rates, its dry, mild climate and ability to do many MROM projects outdoors, and the low cost of its Tucson facility.

The large aircraft repair business is highly competitive. Revenues are sensitive to adverse changes in the air carrier business, due to factors such as airline profit levels, changes in fuel costs, average fare levels, and passenger demand. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT's services.

                            Employees and Employment

At December 31, 2003 a total of approximately 130 employees were employed by HAT. All employees are highly trained and qualified. During the last quarter of 2003, a reassessment of the HAT business plan resulted in the decision to employ a work force whose number would be adequate to handle the workflow without downtime in slower periods. This decision was focused on increased efficiency and profitability. Currently, bottom line results indicate this was a successful plan of action. The capacity of the facilities currently occupied by HAT is at least 500, working two staggered shifts, which allows for considerable growth in the future. Both Renegade and HAT are non-union and believe that their relationships with employees are good. HAT's management is also experienced in the hiring, training, and retention of people necessary to operate its repair, maintenance and modification facilities.

Based upon the available talent pool, both Renegade and HAT believe that their needs for labor will be addressed adequately in the future. This includes the key technical positions that require licensure by the FAA. Since the air transport slowdown caused by the September 11, 2001 tragedy, the availability of highly qualified skilled aircraft maintenance and support personnel has increased. HAT does not expect that identifying, attracting and retaining qualified personnel in any of the key areas will be difficult.

In addition, Pima Community College, located in Tucson, has been training mechanics since 1991. Pima has just completed a major new training facility adjacent to HAT's facility. HAT intends to work closely with Pima to apprentice Pima new students to work at HAT and to hire experienced Pima alumni.

Due to complexity of aircraft maintenance operations, it is essential that HAT employ highly experienced and highly competent people in key management positions. This is necessary both to attract and keep business and to maintain HAT's good standing with the FAA. Accordingly, HAT has found it most cost effective to attract and keep key personnel by offering attractive salaries, while aggressively replacing those key employees who, after given a reasonable opportunity to do so, fail to successfully meet their job requirements. While this may seem harsh, the critical public safety issues, associated with commercial aircraft maintenance, require that HAT quickly identify and address any shortcomings in the oversight of its activities.

Similarly, in an industry where aircraft down time represents tens of thousands of dollars a day in lost revenue, and a misdrilled hole or a bolt left in an engine inlet can cost tens of thousands of dollars to address, HAT has found it most cost effective to pay its production personnel wages at the higher end of national standards while demanding in return a high level of professionalism from its employees. To insure that a good level of communication is maintained with all employees, HAT provides regular written evaluations to all employees.

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

In the United States, the Federal Aviation Administration (FAA) regulates the manufacture, repair, overhaul and operation of all aircraft and aircraft equipment operated in the U.S. pursuant to the Federal Aviation Regulations
(FARs). The FAA must certify each authorized repair station, and certified facilities are issued an Air Agency Certificate. Each certificate contains ratings and limitations that specifically authorize the repair station to only perform certain types of services on specific makes and models of aircraft. FAA regulations are designed to ensure that all aircraft and aircraft equipment are continuously maintained in proper condition to ensure safe operation of the aircraft. Similar rules apply in other countries. All aircraft must be maintained under a continuous condition-monitoring program and must periodically undergo thorough inspection and maintenance. The inspection, maintenance and repair procedures for the various types of aircraft and aircraft equipment are prescribed by regulatory authorities and can be performed only by certified repair facilities utilizing certified technicians. Certification and conformance is required prior to installation of a part on an aircraft. We closely monitor the FAA and industry trade groups in an attempt to understand how possible future regulations might impact us.

HAT holds FAA Air Agency Certificate #HOCR426X ("FAA Certificate") as an authorized and approved FAA repair station, which permits HAT to service narrow body large commercial jet aircraft. This certificate allows HAT the following ratings: Instrument, Accessory, Limited Airframe, and Limited Engine for the following aircraft (with certain limitations for each rating and aircraft):

RATING              MANUFACTURER          MAKE/MODEL
------              ------------          ----------

Airframe            Boeing                B-727-100-200 - All Series
                    Boeing                B-737-100/200/300/400/500 - All Series
                    Douglas               DC-8 - All Series
                    Douglas               DC-9 - All Series
Power Plant         Pratt & Whitney       JT-3D
                    Pratt & Whitney       JT-8D
                    General Electric      CFM-56

               Non-destructive Inspection, Testing and Processing

HAT is inspected regularly by the FAA for conformity to federal regulations and consistently passes those inspections with no significant discrepancies. Weekly visits by the primary maintenance inspector (PMI) from the FAA provide continuous monitoring of all HAT activities. HAT maintains an excellent working relationship with the FAA staff and all work is carried out according to the standards and requirements of the FARs.

HAT also holds an equivalent certificate in the European Economic Community, JAA Agency No. JAA.5903. Without the JAA certificate, HAT would not be allowed to work on aircraft that operate in European Economic Community ("EEC") airspace. Both certificates are in good standing. Licensure and regulation of aviation companies is almost exclusively federal in nature.

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

                                Product liability

Our business exposes us to possible claims for personal injury or death, which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While HAT maintains what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverage maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business, financial condition or results of operations.

                                Industry Overview

As is the case in most industries, the aviation industry is cyclical in nature. Historical evidence suggests that the typical business cycle in the aviation industry has a duration of approximately 10 years peak to peak. The aviation industry appeared by mid-2001 to be headed into a prolonged downturn, and this trend was violently accelerated by the event of September 11th. Since September 11, 2001, at least five major repair stations either ceased doing business or filed for Chapter 11 protection. This factor has restricted the supply of services to the industry and opened up an opportunity for HAT. Air carriers such as United Airlines also have filed for Chapter 11 protection. The recession in the aviation industry appears to have bottomed out with some indications of a rebound now appearing on the horizon. We believe that the following trends are currently affecting the aviation industry and our operations in particular:

     Growth in the Market for Aircraft MROM Services

     The Boeing 2003 Current Market Outlook Report projects that the average worldwide passenger growth will be 5.1% per year through 2002. Similarly, The Boeing 2003 Current Market Outlook Report projects that the average worldwide cargo traffic growth will be 6.4% per year through 2022. This report also predicts that by 2022 HAT's target market of regional and narrow body jets will make up 74% of the worldwide fleet of commercial aircraft. We anticipate that these factors will in the long term increase the demand for maintenance and repair services. Based on this and other data, HAT estimates the worldwide market for MRO services at approximately $40 billion annually and that approximately $5 billion of that amount will be provided in North America. We believe airlines perform approximately well over half of the North American services and that the balance is performed by independent facilities such as HAT.

     Diversified Services and Strong Competitive Position

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

     Emphasis on Quality

     The FAA and JAA license our MROM facility. We emphasize quality and on-time delivery to our customers. We are focused on meeting and exceeding FAA and JAA requirements. As industry, regulatory and public awareness have focused on safety, our ability to meet and exceed these requirements on a consistent basis has become important to customers.

                                   Background

On May 2, 2002, we acquired HAMILTON AEROSPACE TECHNOLOGIES, INC., a Delaware corporation ("Hamilton Aerospace" or "HAT"), in a stock-for-stock exchange in which we issued 12,500,000 shares of our common stock to purchase all of the issued and outstanding capital stock of HAT. As a result of this transaction, HAT became our wholly owned subsidiary. At that time, the officers and directors of HAT also became our officers and directors. At this time, HAT is our principal asset and only operating company. HAT was formed on April 5, 2002, with the plan of becoming a premier provider of large aircraft maintenance, repair, overhaul and modification services to owners and operators of large Transport Category commercial jet aircraft. Prior to acquiring HAT we were in the development stage.

On April 24, we acquired JOHNSTONE SOFTMACHINE CORPORATION, a Colorado corporation ("JSC"), in a stock-for-stock exchange. We purchased all the issued and outstanding capital stock of JSC from LogiCapital Corporation, a company controlled by Company shareholder and former director John Brasher, in exchange for the issuance of 3,000,000 shares of our authorized but unissued common stock. JSC holds a non-exclusive, worldwide data license from LogiCapital Corporation that permits JSC to use, reproduce and distribute certain data generated by the licensor in accordance with JSC's design and specifications through financial websites to be designed and operated by JSC. The Licensor, which operates financial websites, is obligated to provide JSC with the licensed products in a mutually agreed upon electronic format, and they will be supplied on a real time basis over the Internet directly to JSC websites that may be built. Management has not yet determined how, or whether, we will exploit or the timing of any exploitation of the license, in view of our current focus on HAT. On October 15, 2003, the Company was notified that an agreement between LogiCapital Corporation and Perugia Design Corporation, a company controlled by a family member of one of the Company's Directors, had been reached. This agreement calls for the sale of 2,000,000 shares of the above-mentioned common stock. At December 31, 2003 the stock had not been transferred to Perugia Design Corporation.

                      RISK FACTORS RELATING TO OUR BUSINESS

In addition to the other information contained in or incorporated by reference into this Form 10-KSB, you should carefully consider the following risk factors and other information contained in this report.

Risks Related to the Aviation Services Industry

Problems in the airline industry could adversely affect our business. Since our customers consist primarily of passenger and cargo air carriers and aircraft leasing companies, economic factors affecting the airline industry impact our business, though to a much lesser extent than it affects MROM firms that rely heavily on major airlines for business. When economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. Additionally, the price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our maintenance and repair services business, become less viable as the price of fuel increases. We cannot assure you that economic and other factors, which may affect the airline industry, will not adversely impact our business, financial condition or results of operations.

The events of September 11th have had a negative impact on the airline industry in general, and thereby indirectly on us. Factors which have affected or may affect our business may include: (1) the impact of these terrorist attacks and the impact of declines in air travel as a result of these terrorist attacks on the financial condition of one or more of our airline customers, (2i) possible increases in jet fuel prices as a result of events relating to these terrorist attacks, (3) potential reductions in the need for aircraft maintenance due to declines in airline travel and cargo business and (4) the adverse effect of these terrorist attacks, or future events arising as a result of these terrorist attacks, on the economy in general.

Dependence on a Small Number of Customers

For the partial year ended December 31, 2002, our 2 largest continuing customers accounted for approximately 80% of our total revenues, and our largest continuing customer accounted for approximately 43% of total revenues. For the year ended December 31, 2003, our 2 largest continuing customers accounted for 35.6% of our total revenues and our largest continuing customer accounted for approximately 25.3% of total revenues. Five customers accounted for 74.2% of our total 2003 revenue. The broadening of our customer base has spread the risk associated with the failure of a significant customer. Efforts are continually being made to broaden our customer base and we expect to further reduce this risk during 2004. While the relative significance of customers varies from period to period, the loss of, or significant curtailments of purchase of our services by, one or more of our significant customers at any time could adversely affect our revenue and cash flow.

Our Business is Heavily Regulated

The aviation industry is highly regulated by the Federal Aviation Administration
(FAA) in the United States and by similar agencies in other countries. The FAA must certify us in order for us to repair aircraft and aircraft components. We cannot assure you that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not materially adversely affect our business, financial condition or results of operations.

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

We are Susceptible to Liability Claims

Our business exposes us to possible claims for personal injury or death, which may result if we were negligent in repairing or overhauling an airplane. We cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate to protect us in all circumstances. Additionally, we cannot assure you that we will be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance could materially adversely affect our business, financial condition or results of operations.

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


ITEM 2. DESCRIPTION OF PROPERTY

The principal executive offices for both Renegade and Hamilton Aerospace are located at the Hamilton Aerospace hangar facilities in Tucson, Arizona at Tucson International Airport. This favorable location provides 360 days of sunshine per year together with extremely low humidity year round. These facilities are situated on the northwest ramp on 22 acres of concrete within the airport proper and are patrolled by the Tucson Airport Authority police force. HAT leases these facilities at a rental rate of $14,385 per month.

The HAT facility is level and fully paved with concrete sufficient to handle the largest aircraft on any part of its 22 acres. Two hangars provide the space for any modification and maintenance work that must be performed indoors. The larger hanger has 180' clear span and is 185' deep (30,400 sq. ft.), enabling it to wholly enclose a DC9 and a 727 at the same time. The hangar has been modified to serve as a paint booth as needed.

The smaller hangar is 100' clear span by 100' deep (10,000 sq. ft.) with 2,000 square feet of office space on the north side and another 4,000 square feet of enclosed space on the south. Numerous mobile offices have been added to accommodate recent expansion of production and administrative space and sales offices. Immediately adjacent on the south side of this hangar are 3,300 square feet of office space which house the electrical shop, avionics, quality control, planning, production control and the library. In addition, HAT has another 4,200 square feet of office and backshop space, 12,000 square feet of storage space, and 9,000 square feet of warehouse space.

ITEM 3. LEGAL PROCEEDINGS

Neither Renegade nor any significant subsidiary is party to any material legal proceedings.


                                     PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during 2003. See PRER14C and DEF14C filed on September 11, 2003 and September 26, 2003, respectively, which discuss employment agreements and stock grants entered into with the written consent of the majority stockholders.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

                           Price Range of Common Stock

During the fiscal year ended December 31, 2003, the Common Shares were quoted under symbol "RDVN" on the OTC Bulletin Board maintained by the National Association of Securities Dealers, Inc. Prior to May 2, 2002, the date on which Renegade acquired Hamilton Aerospace, few transactions took place. The following information relates to the trading of our common stock, par value $.001 per share. The high and low last sales prices of our common stock for each quarter during our three most recent fiscal years, as reported by the OTC Bulletin Board to date, are set forth below:

                                       HIGH          LOW

2003         First Quarter            $  .44        $  .24
             Second Quarter              .31           .17
             Third Quarter               .47           .20
             Fourth Quarter              .55           .16

2002         First Quarter            $  .375       $  .25
             Second Quarter             3.30           .20
             Third Quarter               .50           .10
             Fourth Quarter              .44           .07

2001         First Quarter            $  .375       $  .25
             Second Quarter              .55           .438
             Third Quarter               .72           .52
             Fourth Quarter              .60           .375


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

Our Common Stock is Thinly Traded and Our Stock Price May be More Volatile than the Market in General

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. Our public float is approximately 7,200,000 shares, thus our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

                                     Holders

Renegade had approximately 64 shareholders of record as of December 31, 2003, which number does not include shareholders whose shares are held in street or nominee names. We believe there are at least 1200 beneficial holders of our common stock.

                                    Dividends

Renegade has never paid a dividend and does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on our earnings (if any) and our cash requirements at that time, but we expect to retain earnings for business expansion over the foreseeable future.

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

On May 2, 2002, we issued 12,500,000 shares of our common stock to a group of persons to acquire Hamilton Aerospace Technologies, Inc. LogiCapital exchanged its Johnstone shares, which constituted all of the issued and outstanding stock of Johnstone, in exchange for shares of our common stock. The shares were issued to Old Mission Assessment Corporation (8,100,000), Seajay Holdings LLC (1,500,000), Joane Corporation (1,500,000), United Payphone Owners LLC (1,000,000), Ian Herman (200,000) and Ronald J. Clark (200,000). Herman and Clark became officers and directors of Renegade as a result of this transaction.

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


                                       Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------------
Plan Category                 Number of securities to be     Weighted average exercise      Number of securities
                              issued upon exercise of        price of outstanding           remaining available for
                              outstanding options,           options, warrants and rights   future issuance
                              warrants and rights
                                        (a)                             (b)                         (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                0                              .00                          0
approved by security holders

Equity compensation plans           4,000,000 (2)                       .00                      5,020,000
not approved by security
holders (1)
-------------------------------------------------------------------------------------------------------------------
Total                               4,000,000                           .00                      5,020,000
-------------------------------------------------------------------------------------------------------------------

(1)  The following plans were not approved by the shareholders. The 2002
     Compensatory Stock Option Plan permits the issuance of options for compensatory purposes to persons who are employees (as defined in the plan) or directors of the Company, entitling them to purchase common shares of the Company. An aggregate of 3,000,000 shares are available for purchase under the plan. The 2003 Employee Stock Compensation Plan permits the issuance of an aggregate of 5,000,000 common shares of the Company options for compensatory purposes to persons who are employees (as defined in the plan) or directors of the Company, excluding shares already issued thereunder. Details of these plans may be found at Note 6 in the footnotes to the audited financial statements included as part of this report.

(2)  Shares to be vested under terms of Employment Agreement filed under form
     DEF 14C on September 26, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are a holding company, and all our operations are currently and were as of December 31, 2003, conducted by our operating subsidiary, HAT, which was organized on April 5, 2002. Unless otherwise specified, the operations discussed below pertain to operations of HAT since its inception on April 15, 2002.

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


2003 Operations

Results in the first quarter, ended March 31, 2003, reflect the continual upward trend in revenues for HAT. Operating revenue for the three months ended March 31, 2003 was $3,448,225. HAT was not in existence during the first quarter of 2002, and Renegade had no other operations during Q1 of 2002, thus a direct comparison of operating results for the first quarter is not possible. However, by contrast, our total revenues from April 15, 2002 inception through December 31, 2002, a period of approximately eight months, were $5,009,703 and our revenues for the fourth quarter of 2002 were $2,074,326.

On a consolidated basis, we realized $121,845 loss on gross revenues of $3,448,225, although HAT on a stand-alone basis made a $23,087 profit. This is the second straight quarter of profitable operation for HAT separately. The improvement in revenue and earnings trends over the last two quarters is indicated by the fact that the $121,845 consolidated loss for the quarter ended March 31, 2003 was significantly smaller than the $227,847 loss realized for the 4th quarter of 2002 on consolidated revenues of only $2,074,326. In fact, our consolidated gross profit for the first quarter of 2003 (after deducting cost of sales but before overhead costs) was $629,557, which was greater than the gross profit for our entire 2002-operating year.

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

Results in the second quarter, ended June 30, 2003 continue to reflect an upward trend in revenues for HAT. Operating revenue for the three months ended June 30, 2003 was $4,071,135. Our total revenues from April 15, 2002 inception through December 31, 2002, a period of approximately eight months, were $5,009,703 and our revenues for the first six months of 2003 are $7,519,360.

On a consolidated basis, we experienced a $297,118 loss on gross revenues of $4,071,135, although HAT on a stand-alone basis made a $10,362 profit. This was the third straight quarter of profitable operation for HAT separately.

Operating expenses for the holding company, Renegade were $390,812 in the second quarter of 2003. This amount reflects the administrative costs of running Renegade, $83,333 bonus expense resulting from the mediated settlement with a former director, $22,243 in legal expense and $159,513 in interest and penalties charged by the Internal Revenue Service due to delinquent payroll taxes. The taxes themselves are a legitimate operating expense of HAT, but management deems the interest and penalties to be the result of inadequate Company capital and, as such, a holding company expense.

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

Results in the third quarter, ended September 30, 2003 continue the upward trend in revenues for HAT. Operating revenue for the three months ended September 30, 2003 was $5,007,273. 2003 3rd quarter revenue is still 3.5 times greater than 2002 3rd quarter revenue of 1,447,808.

During the third quarter of 2003, Renegade booked Revenue of $84,552. This revenue was derived from a new one-year, renewable agreement with Mesa Airlines, Inc. to furnish manpower to perform routine and non-routine maintenance services and represents the first revenue produced by the parent Company since consolidation with HAT.

On a consolidated basis, our third quarter results show we experienced a $901,316 loss on gross revenues of $5,091,825. Almost half of that loss, or $437,000, was attributable to stock transactions and was a non-cash loss. Only $464,316 of the total loss was attributable to operations. HAT on a stand-alone basis lost $279,138. The HAT loss can be attributed to two factors: one, an extremely slow month of July due in part to one of our main customers delaying the start date of contracted work, which not only reduced the revenue stream but, had a significant negative effect on efficiencies in general; and two, a fixed price overhaul bid, which included material. During the term of this job HAT was subjected to higher prices than anticipated for strategic parts to complete the overhaul.

Operating expenses for the holding company, Renegade were $638,507 in the third quarter of 2003. This amount reflects the administrative costs of running Renegade, $79,945 in legal expense, $34,253 in travel expense mainly connected with efforts to improve capitalization, $437,000 related to expenses paid with stock to consultants and Directors.

HAT operating expenses were $466,148 for the third quarter of 2003 and as a percentage of revenues were 18%. The same period in 2002 showed operating expenses of 166,620, which was 8% as a percentage of revenues. Income from operations was 316,030 for the fourth quarter, ended December 31, 2003 as compared with $163,434 for the fourth quarter of 2002. We are cautiously optimistic that our continued focus on profitability coupled with intense efforts both in marketing our services and in containing our costs will help the Company maintain and grow our profit mode in spite of the problems the aviation industry has been experiencing over the past months.

Company interest expense during the third quarter of 2003 was $48,298 absent the interest related to factoring the invoices of one of our customers. The interest expense related to that factoring is passed on to our customer and is offset by interest income.

Results in the fourth quarter ended December 31, 2003 reflect Management's decision to reject a policy of focusing on increased revenue in favor of focusing on profitability. While the gradual upward trend in HAT revenues did not continue as a result of this new outlook, the net results, as shown by the table below, indicate stunning results for the focus on profitability. Not only did HAT record a profit in the fourth quarter but, that profit, $370,047, was significant when compared with prior quarters' results. The Company recorded a first-time profit in the fourth quarter of $104,184 aided by the Renegade revenue stream produced under the Mesa Airlines agreement mentioned earlier.

Operating expenses for the holding company, Renegade, were $277,414 in the fourth quarter of 2003. This amount reflects the administrative costs of running Renegade, $84,000 for various professional services a portion of which was paid with stock, $23,000 in travel expense mainly connected with efforts to improve capitalization.

On a consolidated basis, our revenues for 2003 of $15,378,352 are approximately 3 times our 2002 revenue of $5,009,703. Even after adjustment reflecting that 2002 was our 8 1/2 month inception year, revenue still approximately doubled. The $15,378,352 includes $9,337,130 in labor billings resulting from 208,866 billable hours. This represents an average billable rate of $44.70 on all work performed. The acceleration in revenue is attributable to increased hours billed performing our core MROM services plus our recognizing and seizing the opportunity to purchase and resell three Boeing 737-200 aircraft. The increase is due to our success in securing new customers and securing more business from existing customers as their experience with us gives them confidence in the quality of our work and our ability to equal or exceed customer expectations for on-time delivery.

Included in the operating expenses for the Company in the year ended December 31,2003 is $568,000 associated with the award of stock and stock options. There were no extraordinary items.

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

We are cautiously optimistic that continued intense efforts both in marketing our services and in containing our costs will help the Company maintain a profit mode in spite of the problems the aviation industry has been experiencing over the past several years. Management believes that the long-term growth of the company should be based on a well-secured foundation of improved profit margins and increased future business opportunities.

The following table graphically depicts our quarterly performance on a consolidated basis and our Hamilton Aerospace operating subsidiary on a stand-alone basis for the year ended December 31, 2003:

                                               Renegade            Hamilton
Quarter ended                                consolidated         stand-alone
-------------                                ------------         -----------

March 31, 2003
                       Revenue               $  3,448,225        $  3,448,225
                       Cost of Sales        ($  2,818,668)      ($  2,818,668)
                       Expenses             ($    751,402)      ($    606,470)
                       Net Profit (Loss)    ($    121,845)       $     23,087

June 30, 2003
                       Revenue               $  4,071,135        $  4,071,135
                       Cost of Sales        ($  3,355,881)      ($  3,355,881)
                       Expenses             ($  1,012,372)      ($    704,892)
                       Net Profit (Loss)    ($    297,118)       $     10,362

September 30, 2003
                       Revenue               $  5,091,825        $  5,007,273
                       Cost of Sales        ($  4,465,474)      ($  4,397,250)
                       Expenses             ($  1,527,667)      ($    889,161)
                       Net Profit (Loss)    ($    901,316)      ($    279,138)

December 31, 2003
                       Revenue               $  2,767,167        $  2,539,534
                       Cost of Sales        ($  1,849,222       ($  1,678,119)
                       Expenses             ($    813,759)      ($    491,368)
                       Net Profit (Loss)     $    104,184        $    370,047

2003 YEAR END RESULTS
                       Revenue               $ 15,378,352        $ 15,066,167
                       Cost of Sales        ($ 12,489,247)      ($ 12,249,918)
                       Expenses             ($  4,188,533)      ($  2,691,890)
                       Net Profit (Loss)    ($  1,299,428)       $    124,359

2002 Operations

The Company completed its acquisition of HAT in May 2002. HAT commenced operations in late April 2002, and thus had only approximately eight months of operations for 2002. During the quarter ended June 30, 2002, the second quarter of the year, the Company incurred a net loss of $1,816,040, of which $489,140 was attributable to HAT operations. Approximately $1.3 million of that loss was due to the grant of stock and stock options. Significant expenses during the early days of operation were due to the high cost of sub-contracting services prior to receiving a separate FAA Repair Station certificate. During the second quarter of 2003 ending June 30, 2003, the Company

During the quarter ended September 30, 2002, the third quarter of the year, the Company incurred a net loss of $526,898, of which $513,556 was attributable to HAT's operations. The losses in the second and third quarters can be largely attributed to the cost of setting up the HAT business to commence operations including, but not limited to, the cost of attracting new business, hiring qualified employees and management, entering into vendor relationships and establishing internal operating and reporting systems.

Results in the fourth quarter ended December 31, 2002 reflect the upward trend in HAT revenues during the first nine months of operation. HAT recorded a profit for the first time, of $137,375.This reflects management's continual efforts to minimize costs so that the available revenue opportunities, of an extremely competitive and depressed marketplace, would be sufficient to foster continued growth of the operation. Internal management policies implemented during this inception year were necessitated by adherence to an overall management strategy of long-term growth and profitability. We experienced a loss of $227,847 for the fourth quarter on a consolidated basis, but HAT was profitable on a standalone basis. Although the fourth quarter amounted to approximately 1/3rd of our operating year for 2002, it contributed less than 10% of the annual loss, which declined each quarter of 2002.

Our revenues for 2002 of $5,009,703 include $3,667,697 in labor billings resulting from 72,523 billable hours. The $50.57 average per billable hour, which we believe is among the highest in the industry, demonstrates the efficacy of management's decision to maintain the core pre-assembled, highly competent, workforce it found available at the inception of HAT operations. Our HAT subsidiary was organized in April 2002, thus our financial results reflect operations for only 8 months of 2002. Because of our recent organization and due to concerns bout our financial stability, several potential customers and some about former customers of Hamilton Aviation, Inc. were reluctant to send work to us. During 2002 several of our customers experienced adverse financial problems of their own of varying severity, which further adversely impacted our operating results.

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

The following table graphically depicts our quarterly performance on a consolidated basis and our Hamilton Aerospace operating subsidiary on a stand-alone basis for the approximately eight months of operations in 2002:

                                               Renegade          Hamilton
Quarter ended                                consolidated       stand-alone
-------------                                ------------       -----------

June 30, 2002
                         Revenue              $1,457,569         $1,487,569
                         Cost of Sales       ($1,343,104)       ($1,343,104)
                         Expenses            ($1,903,752)       ($  633,605)
                         Net Profit (Loss)   ($1,816,040)       ($  489,140)

September 30, 2002
                         Revenue              $1,447,808         $1,447,808
                         Cost of Sales       ($1,328,534)       ($1,328,534)
                         Expenses            ($  702,924)       ($  632,830)
                         Net Profit (Loss)   ($  526,898)       ($  513,556)

December 31, 2002
                         Revenue              $2,074,326         $1,447,808
                         Cost of Sales       ($1,729,088)       ($1,729,088)
                         Expenses            ($  573,085)       ($  207,862)
                         Net Profit (Loss)   ($  227,847)        $  134,375

2002 YEAR END RESULTS
                         Revenue              $5,009,703         $5,009,703
                         Cost of Sales       ($4,400,727)       ($4,400,727)
                         Expenses            ($3,179,761),      ($1,474,297)
                         Net Profit (Loss)   ($2,570,785)       ($  865,321)


As the above chart indicates, our HAT subsidiary achieved profitability in the fourth quarter of 2002.

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

                         LIQUIDITY AND CAPITAL RESOURCES
                                    Liquidity

As of December 31, 2003, we had $8,680 in cash on hand and approximately $1,672,000 in collectible receivables. We did not raise meaningful capital during 2003, which necessitated the financing of our HAT accounts receivable in some instances. Besides the accounts receivable financing line, we did not have a meaningful line of credit in 2003. Operations provided minimal net cash flow and resulted in a loss of $1,278,440. This lack of working capital and profitability has made it necessary for us to grow our business out of monthly cash, but revenues nonetheless continued to grow through the fourth quarter of 2003 and since. In order to continue our growth and achieve stability, we need to raise debt and/or equity capital.

HAT will require additional working capital to carry out its business development plan. Management estimates that $750,000 to $1,000,000 in debt and/or equity capital will be needed. Management is confident of its ability to raise or borrow sufficient capital needed for operations as well as to implement its business development plans. Our goals for 2004 are to raise the necessary capital and to establish revolving lines of credit upon which we can draw as needed.

The inability to raise funds or a continued lack of funds could result in the failure to complete needed acquisitions of certain aviation assets and inventory, as well as jeopardize HAT's future operating results. We currently expect to fund expenditures for capital requirements as well as liquidity needs from a combination of internally generated funds and financing arrangements. We believe that our internally generated liquidity, together with access to external capital resources, will be sufficient to satisfy existing commitments and plans.

                              Short-Term Financing

As of December 31, 2003, the Company had placed invoices belonging to a single customer, in full recourse financing. The debt is secured by the Company's accounts receivable due from that customer, and bears interest at a rate of 42% to 52% per annum. The total amount of unpaid invoices placed is $355,880.39 on which the factor advanced $217,090.81, at December 31, 2003. The customer has paid and has agreed to pay the full costs of these arrangements. Factoring was necessitated by the cash flow problems created by our customer's inability to make payments on his work with us in the typical time frame we contractually provide for payments. The customer continues to make regular payments to the factor. Since this is a full recourse financing, there is a degree of risk and exposure that the Company would have to repay the factor in the event of the customer's inability to pay.

On December 15, 2002, American Capital Ventures LLC agreed, subject to due diligence, to provide the company with financing of up to $6 million. On March 1, 2003, HAT and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note was $675,000 and interest was payable in monthly installments at the rate of l.25% per month, payments were to begin April 1, 2003. The entire unpaid Principal and any accumulated, accrued or unpaid interest thereon were due and payable on September 1, 2003. This loan was amended and the then unpaid balance of $337,000 extended to 2004. On March 26, 2004, the above agreement was further amended. The agreement now calls for the repayment of $354,375.00 at an interest rate of 1.5% per month on the unpaid balance. The amended agreement calls for principal payments for half of the unpaid balance and a final payment of $176,146.87. There is no expectation by the Company that any further borrowings, as were mentioned above, will take place under this agreement.

At December 31, 2003, the Company had a short-term note agreement with Universal Lease and Finance Corporation to facilitate short-term cash requirements still outstanding in the amount of $200,000. The balance at March 19, 2004 was $74,000.

The Company also has a note with Universal Lease and Finance Corporation that provided funds to refurbish the small hangar, which was needed for the contract with Mesa Airlines. This note is in the amount of $100,000 and is to be paid by 12 monthly payments of $9,834, which includes interest at 18%. The entire balance is due on August 1, 2004.

                               Long-Term Financing

No long term financing was in place during 2003.

                Risk Factors Relating to Our Financial Condition
            We Have Substantial Debt that We May be Unable to Service

We currently are finalizing negotiations to purchase some of the physical assets of Hamilton Aviation. Based upon current business and cash flow levels, we feel confident we can service this debt out of operating cash flow. We currently have significant outstanding indebtedness of $354,375 in the form of a bridge loan, $176,147 of which is repayable in a lump sum installment August 15, 2004 ("Bridge Loan"). The lender holds a secured position in all our assets, including receivables and invoices. Our utilization of a Factor, through a full-recourse factoring agreement, results in the factor holding a secured position in our assets. The mediated agreement reached with a former director Ronald Clark also gives Mr. Clark a security interest in our assets. The balance due on the Cark agreement at December 31, 2003 was $136,860. These three creditors are secured by virtually all of our assets. If we are unable to raise equity capital to repay these creditors or to convince the holders of this debt to convert their loans into our equity securities, the possibility exists that we could face foreclosure proceedings. The degree to which we are leveraged could have important consequences to us, including our vulnerability to adverse general economic and industry conditions, our ability to refinance our indebtedness, and our ability to obtain additional financing for future working capital expenditures, general corporate or other purposes. Any equity capital raised must be applied directly, dollar for dollar, against sums owing under the Bridge Loan.

We Depend on Financing Transactions

During 2002, we relied primarily upon significant borrowings under a factoring arrangement in which we obtain financing on of our receivables to satisfy our funding requirements. Despite obtaining the Bridge Loan, we have found it necessary in 2003 to continue using this factoring arrangement. If we are unable to raise sufficient equity capital, we cannot assure you that financing alternatives will be available to us in the future to support our operations.

Our Lenders Impose Significant Restrictions On Us

The Bridge Loan imposes significant operating and financial restrictions on us. These restrictions may significantly limit our ability to incur additional indebtedness, pay dividends, repay indebtedness prior to its stated maturity, sell assets or engage in mergers or acquisitions. In addition, our failure to comply with these restrictions could result in an event of default which, if not cured or waived, could materially adversely affect our business, financial condition or results of operations. We incurred an overall loss for 2003, despite a profitable fourth quarter, and we may incur losses in the future. If we incur losses in the future, our ability to obtain sufficient working capital for our operations and our ability to service our indebtedness may be impaired.

Possible Cancellations, Reductions or Delays

A large portion of our operating expenses is relatively fixed; therefore cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect our business, financial condition or results of operations.

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

Item 7. FINANCIAL STATEMENTS

The financial information required by Item 7 is included following Part III of this report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

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

RENEGADE DIRECTORS AND
  EXECUTIVE OFFICERS

Name                          Age      Positions                  Term Expires
----                          ---      ---------                  ------------

     Ian Herman               57       Chairman of the Board      2004
                                       and Chief Executive
                                       Officer

     John B. Sawyer           38       President and              2004
                                       Director

     Gordon D. Hamilton       50       Director                   2004


HAMILTON AEROSPACE
EXECUTIVE OFFICERS

Name                          Age      Positions                  Term Expires
----                          ---      ---------                  ------------

     Ian Herman               57       Chairman of the Board      2006
                                       and Chief Executive
                                       Officer

     John B. Sawyer           38       Director, President        2006
                                       and Chief Operating
                                       Officer

     Gordon D. Hamilton       50       Director, Director of
                                       Public Relations and
                                       Corporate Compliance

     Alan Abate               47       Senior Vice President
                                       of Administration

     Patricia Graham          61       Chief Financial
                                       Officer

     Philip Watkins           38       Vice President of
                                       Maintenance


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

Gordon D. Hamilton is a Company Director and Director of Public Relations and Corporate Compliance. Gordon is the son of Hamilton Aviation founder, Gordon B, Hamilton, and literally grew up in the aviation business. Mr. Hamilton joined Hamilton Aviation full time as Vice President, Marketing after graduating with honors from the University of Chicago in 1978 with a BA in Tutorial Studies. Gordon became President and Chief Executive Officer of Hamilton aviation in 1993; a position that he held until joining Hamilton Aerospace in 2003.

                              Family Relationships

There are no family relationships between any directors or executive officers.


                              SIGNIFICANT EMPLOYEES

The following persons are considered significant employees of our HAT subsidiary:

Ian Herman, Chairman and Chief Executive Officer. Biography above.

John B. Sawyer, President. Biography above.

Gordon D. Hamilton, Director of Public Relations and Corporate Compliance. Biography above.

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

Patricia Graham, Chief Financial Officer. Since 1995, Patricia Graham has been associated with the aviation industry serving as Divisional Controller for IAC Complete Controls, Inc., as Regional Controller for American Aircarriers Support, Inc., and as Controller and Corporate Officer for Evergreen Air Center, Inc. prior to joining Hamilton Aerospace. Ms. Graham graduated Summa Cum Laude from the University of Arizona with a B.S. in Business Administration. Ms. Graham has over 15 years history in accounting, fiscal planning and budgetary operations, as well as 5 years public accounting experience.

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

                                 Code of Ethics

Renegade has not adopted a code of ethics applicable to its executive officers at this time. However, Renegade's Board of Directors has requested counsel to develop and propose a code of ethics for adoption. Renegade anticipates that it will adopt a code of ethics prior to June 30, 2004. Upon approval by the Board of Directors, the code of ethics will be posted on its website at www.hamaerotech.com.
   -------------------

Item 10. EXECUTIVE COMPENSATION.

Renegade currently has in place an employee stock compensation plan and two compensatory stock option plans. Renegade has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted at this time, although in the future the Board of Directors may adopt other plans.

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

                                                SUMMARY COMPENSATION TABLE

                                                  Long-Term Compensation

                                       Annual Compensation                    Awards            Payouts
                               ------------------------------------- ------------------------ -----------
(a)                     (b)    (c)         (d)          (e)          (f)         (g)          (h)          (i)
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------

Name and                Year   Salary      Bonus        Other        Restricted  Securities,  LTIP         Other
principal position                                                   Stock       Underlying   Payouts      Compensa-
                                                                     Awards      options &                 tion
                                                                                 SARs

                                                                     (Shares)
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
     Ian Herman     1   2003   $109,717    None         None         2,500,000   None         None         None
Chairman, CEO
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                    2   2002   $ 75,240    None         None         None        $40,000      None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2001   $0          None         None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2000   $0          None         None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------

------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
Ronald J. Clark         2003   $ 28,766    None         None         None        None         None         None
Former President,
CEO
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                    2   2002   $ 75,240    $15,000      None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2001   $0          None         None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2000   $0          None         None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------

------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
John B. Sawyer      1   2003   $142,159    None         None         2,500,000   None         None         None
President, COO
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                    2   2002   $ 88,310    None         None            400,000  None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2001   $0          None         None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2000   $0          None         None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------




                                       Annual Compensation                    Awards            Payouts
                               ------------------------------------- ------------------------ -----------
(a)                     (b)    (c)         (d)          (e)          (f)         (g)          (h)          (i)
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------

Name and                Year   Salary      Bonus        Other        Restricted  Securities,  LTIP         Other
principal position                                                   Stock       Underlying   Payouts      Compensa-
                                                                     Awards      options &                 tion
                                                                                 SARs

                                                                     (Shares)
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
Randy J. Sasaki         2003   $0          None         None         None        None         None         None
Former Director
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                    3   2002   $0          $22,500      None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2001   $0          None         None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2000   $0          None         None         None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------

------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
John Brasher            2003   $0          None         None         None        None         None         None
Former Director
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                    3   2002   $0          None         $18,340      None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2001   $0          None         $  5,500     None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------
                        2000   $0          None         $  8,000     None        None         None         None
------------------- --- ------ ----------- ------------ ------------ ----------- ------------ ------------ -----------


(1) The Restricted stock awards given to Herman and Sawyer in 2003 are pursuant to Employment Agreements filed under form DEF 14C on September 26, 2003.
(2) The bonus amounts payable in 2002 to Clark consist of awards of common stock pursuant to the 1997 Employee Stock Compensation Plan. The restricted stock awards consist of common stock awarded pursuant to the 1997 Employee Stock
Compensation Plan.
(3) Sasaki and Brasher were directors, and Sasaki was an executive officer of the Company for the years respectively ended December 31, 2001 and 2002. Their service terminated on May 3, 2002. Other compensation payable to Brasher for those years consisted of legal fees.

None of the Named Officers received any form of non-cash compensation from the Company or Hamilton Aerospace in the years ended December 31, 2003, 2002 or
2001, nor currently receives any such compensation. The Company intends to implement employee benefits that will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

                                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                           Individual Grants

------------------------- ---------------------- ----------------------- ---------------------- ----------------------
(a)                       (b)                    ( c)                    (d)                    (e)
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Name                      Number of Securities   % of Total              Exercise or Base       Expiration Date
                          Underlying             Options/SARs Granted    Price ($/Sh)
                          Options/SARs Granted   to Employees in
                                                 Fiscal Year
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Ian Herman                None                   N/A                     N/A                    N/A
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Ronald J. Clark           None                   N/A                     N/A                    N/A
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
John B. Sawyer            None                   N/A                     N/A                    N/A
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Randy J. Sasaki (1)       None                   N/A                     N/A                    N/A
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
John Brasher (1)          None                   N/A                     N/A                    N/A
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(1) Sasaki and Brasher were directors, and Sasaki was an executive officer, of the Company during the year ended December 31, 2001 and 2000.




                        AGGREGATED OPTION'SAR EXERCISES IN LAST FISCAL YEAR and FISCALYEAR-END OPTIONSAR VALUES

----------------------- --------------------- -------------------- ------------------------- -------------------------

(a)                     (b)                   ( c)                 (d)                       (e)
----------------------- --------------------- -------------------- ------------------------- -------------------------

Name                    Shares Acquired on    Value Realized ($)   Exercisable/Unexercisable Exercisable/Unexercisable
                        Exercise
----------------------- --------------------- -------------------- ------------------------- -------------------------
Ian Herman              None                  N/A                  N/A                       N/A
----------------------- --------------------- -------------------- ------------------------- -------------------------
Ronald J. Clark         None                  N/A                  N/A                       N/A
----------------------- --------------------- -------------------- ------------------------- -------------------------
John B. Sawyer          None                  N/A                  N/A                       N/A
----------------------- --------------------- -------------------- ------------------------- -------------------------
Randy J. Sasaki (1)     None                  N/A                  500,000                   N/A
----------------------- --------------------- -------------------- ------------------------- -------------------------
John Brasher (1)        None                  N/A                  500,000                   N/A
----------------------- --------------------- -------------------- ------------------------- -------------------------


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

1997 Employee Stock Compensation Plan

Renegade has adopted the 1997 Employee Stock Compensation Plan for employees, officers, directors of Renegade and advisors to Renegade (the "ESC Plan"), which has been approved by the shareholders. Renegade has reserved a maximum of 1,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and Renegade will recognize a compensating deduction at such time. The Board of Directors administers the ESC Plan. All shares of Common Stock available under the ESC Plan have been awarded and issued.

1997 Compensatory Stock Option Plan

Renegade has adopted the 1997 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "CSO Plan"). The shareholders have approved this plan. Renegade has reserved a maximum of 2,000,000 Common Shares to be issued upon the exercise of options granted under the CSO Plan. The CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. Options will be granted under the CSO Plan at exercise prices to be determined by the Board of Directors or other plan administrator. With respect to options granted pursuant to the CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Renegade will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The Board of Directors administers the CSO Plan. All options available under the CSO Plan have been awarded and issued.

2002 Compensatory Stock Option Plan

Renegade has adopted the 2002 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "2002 CSO Plan"). The shareholders have not yet approved this plan. Renegade has reserved a maximum of 3,000,000 Common

Shares to be issued upon the exercise of options granted under the 2002 CSO Plan. The 2002 CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. The Board of Directors or other plan administrator will grant options under the 2002 CSO Plan at exercise prices to be determined. With respect to options granted pursuant to the 2002 CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Renegade will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The Board of Directors administers the 2002 CSO Plan. Options to purchase an aggregate of 180,000 shares of Renegade common stock have been granted under the 2002 CSO Plan.

2003 Employee Stock Compensation Plan

Renegade has adopted the 2003 Employee Stock Compensation Plan for officers, employees, directors and advisors (the "2002 ESC Plan"). The shareholders have not yet approved this plan. Renegade has reserved a maximum of 5,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and Renegade will recognize a compensating deduction at such time. The Board of Directors administers the ESC Plan. 2,800,000 shares of Common Stock available under the ESC Plan have been awarded and issued.

                            Compensation of Directors

Renegade has no standard arrangements in place or currently contemplated to compensate Renegade directors for their service as directors or as members of any committee of directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2003, the stock ownership of each officer and director of Renegade, of all officers and directors of Renegade as a group, and of each person known by Renegade to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of Renegade, except as noted.



------------------------------------- --------------------------- --- ------------------

NAME AND ADDRESS OF                   AMOUNT OF COMMON STOCK          PERCENT OF COMMON
BENEFICIAL OWNER                      OWNED BENEFICIALLY              STOCK OUTSTANDING
------------------------------------- --------------------------- --- ------------------
Ian M. Herman                         2,700,000                   1   10.45 %
------------------------------------- --------------------------- --- ------------------
John B. Sawyer                        2,900,000                   2   11.23 %
------------------------------------- --------------------------- --- ------------------
Patricia Graham                          60,000                   3     .002%
------------------------------------- --------------------------- --- ------------------
All Directors and Executive Officers  5,660,000                       21.68 %
------------------------------------- --------------------------- --- ------------------

------------------------------------- --------------------------- --- ------------------
Old Mission Assessment Corporation    8,100,000                   4   31.36 %
------------------------------------- --------------------------- --- ------------------
LogiCapital Corporation               3,000,000                   5   11.61 %
------------------------------------- --------------------------- --- ------------------
Seajay Holdings                       1,500,000                   4    5.81 %

------------------------------------- --------------------------- --- ----------
1 2,500,000 shares issued pursuant to Employment Agreement filed under DEF14C on September 26, 2003. (500,000 owned directly and 2,000,000 voting rights only, shares to be vested according to agreement terms)

-------------------------------------------------------------------------------
2 2,500,000 shares issued pursuant to Employment Agreement filed under DEF14C on September 26, 2003. (500,000 owned directly and 2,000,000 voting rights only, shares to be vested according to agreement terms) 400,000 shares issued under 1997 Compensatory Stock Option Plan.
--------------------------------------------------------------------------------
3    60,000 shares issued under the 2002 Compensatory Stock Option Plan.
--------------------------------------------------------------------------------
4 Issued in the Company's acquisition of Hamilton Aerospace Technologies, Inc. On June 18, 2003 Superior Court of Maricopa County, Arizona issued a judgment directing the return of the certificate for the 8,100,000 shares of common stock. The shares have been voided. At December 31,2003 the shares had not been returned. The Board of Directors has asked for the return for cancellation of the 1,500,000 shares of common stock held by Seajay Holdings.
--------------------------------------------------------------------------------
5 Issued in the Company's acquisition of Johnstone SoftMachine Corporation. These shares are subject to an agreement wherein a company controlled by a member of the family of one of the Board of Directors agreed to purchase 2,000,000 shares of this stock. This purchase produced a Note from the buyer, Perugia Design Corporation, for $100,000 which has been assigned by LogiCapital to the Company. The stock shares were not transferred at December 31, 2003.
--------------------------------------------------------------------------------


Item 12. Certain Relationships and Related Transactions.

There were no transactions, or series of transactions, for the years ended December 31,2003, 2002 or 2001, to which Renegade was a party, in which the amount exceeds $60,000, and in which to the knowledge of Renegade any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

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

2.1 Stock Exchange Agreement and Plan of Reorganization dated April 12, 2002, among the Company, JSC and the shareholders of JSC, incorporated by reference to
Exhibit 2.1 to Form 8-K dated May 1, 2003.................................... 1

2.1 Stock Exchange Agreement and Plan of Reorganization dated April 30, 2002, among the Company, HAT and the shareholders of HAT, incorporated by reference to
Exhibit 2.1 to Form 8-K dated May 3, 2003.................................... 1

3.1 Articles of Incorporation of Renegade Venture Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file No.
33-30476 dated August 11, 1989 .............................................. 1

3.2 Bylaws of Renegade Venture Corporation, incorporated by reference to Exhibit
3.2 to registration statement on form S-18, file No.33-30476 dated August 11,
1989 ........................................................................ 1

3.5 Amendment to Articles of Incorporation of RenegadeVenture Corporation, incorporated by reference from Exhibit 3.5 to Form 8-K dated August 16, 1996
.............................................................................. 1

3.6 Articles and Certificate of Merger dated September 18, 1997, between Renegade Venture Corporation and Renegade Venture (Nev.) Corporation, a Nevada corporation, with Merger Agreement attached thereto as Exhibit A, incorporated by reference to Exhibit 2.1 to Form 8-K dated October 2, 1997. .............. 1

3.7 Certificate of Incorporation of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K dated October 2, 1997... 1

3.8 Bylaws of Renegade Venture (Nev.) Corporation, incorporated by reference to
Exhibit 3.2 to Form 8-K dated October 2, 1997................................  1

3.9 Articles of Incorporation of Johnstone SoftMachine Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K dated May 1, 2003..................... 1

3.10 Bylaws of Johnstone SoftMachine Corporation, incorporated by reference to
Exhibit 3.2 to Form 8-K dated May 1, 2003..................................... 1

3.11 Articles of Incorporation of Hamilton Aerospace Technologies, Inc.,
incorporated by reference to Exhibit 3.1 to Form 8-K dated May 3, 2003........ 1

3.12 Bylaws of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K dated May 3, 2003.................................. 1

4.1 Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement of Form S-18, file No. 33-30476 dated
August 11, 1989............................................................... 1

10.1  Common Stock Option granted to Randy J. Sasaki.......................... 1

10.2  Common Stock Option granted to John D. Brasher Jr....................... 1

10.3 Data License Agreement dated April 12, 2002, between LogiCapital Corporation and Johnstone SoftMachine Corporation, incorporated by reference to
Exhibit 10.1 to Form 8-K dated May 1, 2003.................................... 1

10.4 Sale of Assets Agreement dated April 15, 2002, between Hamilton Aerospace and Hamilton Aviation, Inc., incorporated by reference to Exhibit 10.1 to Form
8-K dated May 3, 2002......................................................... 1

31   Certification under Section 302 of the Sarbanes-Oxley Act of 2002........ 2

32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002........ 2

99.1 1997 Compensatory Stock Option Plan, incorporated by reference to Exhibit
10.1 to Form 8-K dated October 2, 1997........................................ 1

99.2 1997 Employee Stock Compensation Plan, incorporated by reference to Exhibit
10.2 to Form 8-K dated October 2, 1997........................................ 1

99.3 2002 Compensatory Stock Option Plan, incorporated by reference to Exhibit

1 - Incorporated by reference to another registration statement, report or document.

2 - Included as part of this Report.

(b) Reports on Form 8-K.

May 1, 2002 - regarding JSC acquisition May 3, 2002 - regarding HAT acquisition

No reports on Form 8-K were filed in the fourth quarter of 2003. However, the following reports were filed in earlier quarters:

August 8, 2003 - covering Item 1. Changes in Control of Registrant, Item 5. Other Events, and Item 7. financial Statements and Exhibits. The exhibits were 2 employment agreements dated July 21, 2003.

September 11, 2003 - covering Item 5. Other Events, and Item 7. Financial Statements and Exhibits. The exhibits were 2 employment agreements dated August 28, 2003 and restating the agreements present in 8-K filed on August 8, 2003.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.


Date: March 30, 2004

RENEGADE VENTURE (NEV.) CORPORATION


By:/s/  Ian Herman
----------------------------------
 Ian Herman, Chief Executive
Officer


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



/s/  John B. Sawyer                                             3/30/2004
-------------------------------------------------
     John B. Sawyer
     President, Director (Chief Operating Officer)



/s/  Patricia Graham                                            3/30/2004
-------------------------------------------------
     Patricia Graham
    (Principal Financial and Accounting Officer)

                           Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                                2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014


                          Independent Auditor's Report

Board of Directors and Stockholders
Renegade Venture Corporation

I have audited the accompanying consolidated balance sheet of Renegade Venture Corporation as of December 31, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the then years ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Renegade Venture Corporation as of December 31, 2003 and 2002 and the results of its operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14, the Company's has negative working capital, negative cash flows from operations and operating losses which raises substantial doubt about its ability to continue as a going concern. Management's plans in those matters are also described in Note
14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Larry O'Donnell, CPA, P.C.

March 21, 2004

                       RENEGADE VENTURE (NEV) CORPORATION
                           Consolidated Balance Sheet
                           December 31, 2002 and 2003
                                    (audited)


                                     ASSETS

                                                       2002              2003
                                                    ----------        ----------
CURRENT ASSETS
Cash and cash equivalents
                                                    $    1,891        $    8,680
Accounts receivable                                    753,474         1,612,945
Note receivable: related party                            --               6,400
Inventory                                              412,589           570,794
Other current assets                                   100,781           392,407
                                                    ----------        ----------

  TOTAL CURRENT ASSETS                              $1,268,735        $2,591,226

Property, plant and equipment                          475,204           532,388
Other non-current assets                                43,209           122,167
                                                    ----------        ----------

  TOTAL ASSETS                                      $1,787,148        $3,245,781
                                                    ==========        ==========

                              RENEGADE VENTURE (NEV) CORPORATION
                                  Consolidated Balance Sheet
                                  December 31, 2002 and 2003
                                          (audited)


                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      2002                       2003
                                                                   -----------              -----------
CURRENT LIABILITIES
Notes payable                                                      $   100,632              $   798,862
Note payable-related party                                             117,000                     --
Accounts payable - trade                                               701,523                1,691,853
Accounts payable - related party                                        79,202                   71,827
Due to factor                                                          106,484                  394,391
Customer deposits                                                         --                     27,800
Billings in excess of costs and estimated
  earnings on contracts in progress                                     73,351                  323,686
Accrued liabilities                                                    916,017                  688,518
Commitments & contingencies                                               --                    400,535
                                                                   -----------              -----------

  TOTAL LIABILITIES                                                $ 2,094,209              $ 4,397,472
                                                                   ===========              ===========

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,  5,000,000 shares
  Authorized, no shares issued or outstanding                              --                      --
Common stock, $.001 par value, 50,000,000 shares
  authorized 18,980,000 and 17,480,000 shares issued
  2002 and 2003 and 18,410,000 and 17,480,000
  shares outstanding 2002 and 2003
                                                                        19,360                   18,110
Additional paid-in capital                                           1,904,075                2,412,123
Deferred compensation                                                  (66,000)                (332,000)
Contributed capital                                                    520,289                  620,289
Accumulated deficit, prior year                                                              (2,570,785)
Accumulated earnings (deficit) current year                         (2,570,785)              (1,299,428)
                                                                   -----------              -----------

  Total paid-in capital and accumulated deficit                       (193,061)              (1,151,691)

Less: treasury stock, at cost, 330,000 shares                         (114,000)                    --
                                                                   -----------              -----------

  TOTAL STOCKHOLDERS' EQUITY                                          (307,061)              (1,151,691)
                                                                   ===========              ===========

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 1,787,148              $ 3,245,781
                                                                   ===========              ===========




                       RENEGADE VENTURE (NEV) CORPORATION
                      Consolidated Statement of Operations
                        As of December 31, 2002 and 2003
                                    (audited)

                                                        2002            2003
                                                   ------------    ------------


Net sales                                          $  5,009,703    $ 15,378,352

Cost of sales                                         4,400,727      12,489,247
                                                   ------------    ------------

Gross profit                                            608,976       2,889,105
Selling, general and administrative expenses          3,106,423       3,727,036
                                                   ------------    ------------

Gain (loss) from operations                          (2,497,447)       (837,931)

Other income (expense):
  Interest income                                        67,858         370,030
  Interest expense                                     (114,386)       (690,663)
  Miscellaneous expense                                  (7,790)        (19,551)
  Miscellaneous income                                    7,547          10,780
  Penalties                                             (26,568)       (132,096)
                                                   ------------    ------------

Net loss                                           $ (2,570,785)   $ (1,299,428)
                                                   ============    ============

Net loss per share                                 $      (0.14)   $      (0.07)
                                                   ============    ============



                         RENEGADE VENTURE (NEV) CORPORATION
                     STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 2002 AND 2003


                                                                      Common Stock
                                                           --------------------------------
                                                              Shares               Amount

Balance at March 31, 2002                                      320,000          $       320

Exercise of stock options                                    1,000,000                1,000
Loss prior to reverse merger                                     --                    --
                                                           -----------          -----------
Balance prior to mergers                                     1,320,000                1,320

Acquisition of Johnstone Softmachine Corporation             3,000,000                3,000
Effect of reverse merger with Hamilton Aerospace            12,500,000               12,500
                                                           -----------          -----------
Balance after reverse merger                                16,820,000               16,820

Stock surrendered                                             (380,000)                --
Options granted                                                  --                    --
                                                           -----------          -----------
Issuance of stock for services                               2,540,000                2,540
Net income for the period ended December 31, 2002                --                    --
                                                           -----------          -----------

Balance at December 31, 2002                                18,980,000               19,360

Activity through March 31, 2003
              Shares issued 1st quarter                         50,000                   50
              Shares returned                                  (50,000)                 (50)
Activity thru June 30, 2003
              see below
Activity through September 30, 2003
              Shares returned  *                            (1,560,000)              (1,560)
              Shares issued    **                            5,610,000                5,610
              No stock held in treasury
Activity through December 31, 2003
              Shares issued                                  2,800,000                2,800
                                                           -----------          -----------

Balance at December 31, 2003                                25,830,000               27,610

Note:

Financial statements in 2nd quarter of 2003 were adjusted to reflect changes in shares due to the following:
***  Court order discussed under Commitments
      and Contingencies                            (8,100,000) ***      (8,100)
**** Mediation agreement discussed under
      Commitments and Contingencies                  (250,000) ****

     Balance at December 31, 2003 adjusted
     for results of legal prceedings               17,480,000          $18,110

* Correction related to 60,000 shares at .30 per share which were not issued, $18,000 expense. Reduction entered in 4th quarter.

** Correction from 3rd quarter 10Q filing 5,000,000 shares were recorded at .30 per share should be at .08 per share.



                                      RENEGADE VENTURE (NEV) CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      As of December 31, 2002 and 2003
                                                  (audited)

                                                                      2002                      2003
                                                                  -----------               ------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                             $(2,570,785)              $(1,299,428)

Adjustments to reconcile net loss to
  net cash provided (used) by operating activities:
    Depreciation                                                        7,983                   111,904
    Expenses paid with stock                                        1,342,900                  (746,000)
                                                                  -----------               -----------
Net adjustments to reconcile net loss to net cash                   1,350,883                  (634,096)

Changes in Assets and Liabilities:
    Accounts receivable                                              (796,185)                 (859,471)
    Prepaid expenses                                                 (100,781)                  (15,216)
    Restricted funds                                                     --                     (75,410)
    Other current assets                                             (137,589)                 (157,784)
    Other non-current assets                                          (43,209)                   22,292
    Accounts payable-trade                                            701,523                 1,067,726
    Accounts payable-related party                                     79,202                   (55,202)
    Due to factor                                                     106,484                   272,979
    Customer deposits                                                    --                      27,800
    Billings in excess of cost and estimated
       earnings on contracts in progress                               73,351                   250,335
    Commitments and contingencies                                        --                     400,535
     Accrued liabilities                                              916,017                   652,461
                                                                  -----------               -----------
Net cash used by operating activities                               2,149,696                   896,949

Cash flows from investing activities:
    Purchase of property, plant and equipment                        (195,187)                  (83,941)
                                                                  -----------               -----------
Net cash used by investing activities                                (195,187)                  (83,941)

Cash flows from financing activities:
    Notes payable                                                     100,632                   598,061
    Paid in capital                                                   400,535                   100,000
    Issuance of stock                                                    --                      19,798
    Note receivable                                                      --                    (101,250)
     Note receivable -- related party                                    --                      (6,400)
    Notes payable -- related party                                    117,000                  (117,000)
                                                                  -----------               -----------
Net cash provided by financing activities                             618,167                   493,209

Net increase in cash and cash equivalents
                                                                        1,891                     6,789
Cash and cash equivalents at beginning of period                         --                       1,891

                                                                  -----------               -----------

Cash and cash equivalents at end of period                        $     1,891               $     8,680
                                                                  ===========               ===========

                       RENEGADE VENTURE (NEV) CORPORATION
                          Notes to Financial Statements
                                December 31, 2003

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

On April 30, 2002, the Company acquired 100% of the common stock of Hamilton Aerospace Technologies Inc. ("HAT") pursuant to a Stock Exchange Agreement whereby the former shareholders of Hamilton Aerospace received 12,500,000 common shares of Renegade Venture (NEV.) Corporation. Subsequent to this reverse merger there were 16,200,000 total common shares outstanding. Hamilton Aerospace was formed on April 5, 2002 and commenced operations on April 15, 2002. HAT provides large aircraft maintenance, repair and modification services to owners and operators of large transport-category commercial jet aircraft. Services of this nature are required and needed by passenger and cargo air carriers, aircraft lessors, and governmental entities.

On April 12, 2002, Renegade Venture (NEV.) Corporation acquired 100% of the common stock of Johnstone Softmachine Corporation (Johnstone) pursuant to the Stock Purchase Agreement and Plan of Reorganization by and between LogiCapital Corporation (the principal shareholder of Johnstone), an entity controlled by John Brasher, who, at that time, was a director of Renegade Venture (NEV.) Corporation (he has since resigned) and Renegade Venture (NEV.) Corporation. Mr. Brasher was also a principal stockholder of Renegade Venture (NEV.) Corporation prior to the merger. As such, this transaction represented a transfer between control groups and is reported on a historical cost basis. Johnstone was formed on May 8, 1996 has had no substantial operations, and is in the development stage. Johnstone currently lacks the funding necessary to commence operations.

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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market.

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

New Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of and the accounting and reporting provisions of APB Opinion No. 30. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The interpretations provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has no guarantees, and therefore believes the adoption of FIN 45 will not have a material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting or Stock Based Compensation--Transition and Disclosure--an Amendment of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the methods of accounting for stock-based employee compensation and the effect of the method used on reported results. The statement has varying effective dates commencing with interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS No. 148 to have a material effect on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities--an Interpretation of ARB No. 51. FIN 46 addresses consolidation of business enterprises of variable interest entities. FIN 46 is effective February 1, 2003. The Company does not expect the adoption of FIN 46 to have an effect on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial statements.

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

4. INVENTORY

Inventories consisted of the following:

               ---------------------- ---------------- -----------------
                                      2002             2003
               ---------------------- ---------------- -----------------
               New aircraft parts     $ 137,589        $ 145,794
                ---------------------- ---------------- -----------------
               Rotable parts            275,000          425,000
               ---------------------- ---------------- -----------------
                                      ------------     ------------
               ---------------------- ---------------- -----------------
                                      $ 412,589        $ 570,794
               ---------------------- ---------------- -----------------

5. PROPERTY AND EQUIPMENT


                                   2002         2003
                                   ----         ----

Land and improvements           $  25,094    $  25,094
Buildings and improvements         25,133      123,313
Vehicles                           34,040       45,040
Machinery and equipment           398,920      458,827
Less accumulated                    7,983      119,886
depreciation
Property and equipment,         $ 475,204     $532,388
Net

During 2002 and 2003 depreciation expense was $7,983 and $111,903.


6. SHAREHOLDERS' EQUITY

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

On July 21, 2003 the Directors of the Company took the following actions by Unanimous Consent of the Board of Directors in lieu of Special Meeting:

     The 8,100,000 shares held by OMAC, 1,500,0000 shares held by Seajay Holdings, LLC and 1,500,000 shares held by Joane Corporation were declared void due to failure of consideration for the issuance of such shares. Further the proper officers of the Corporation were authorized and directed to take all action necessary to cause the certificate representing the 8,100,000 shares of common stock held by OMAC to be returned to the Corporation for cancellation in accordance with the terms of aJudgment, discussed in Note 7 below, as entered by the Superior Court of Maricopa County Arizona. The proper officers of the Company were authorized and directed in accordance with said Judgment to open an escrow account and to fund such account in the amount of $400,535.14 within 90 days of the return and cancellation of the OMAC certificate. Further the certificate of Joane Corporation, representing 1,500,000 shares of common stock, shall be canceled. The shares represented by such certificate shall revert to authorized and unissued shares of the Company's capital stock. Further, the proper officers of the Corporation were authorized and directed to take such action as necessary to cause the certificate held by Seajay Holdings, LLC to be returned to the Company for cancellation.

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

     On October 15, 2003, the Company was notified that an agreement between LogiCapital Corporation and Perugia Design Corporation, a company controlled by a family member of one of the Company's Directors, had been reached. This agreement calls for the sale fo 2,000,000 shares of the 3,000,000 shares held by LogiCapital, discussed earlier. At December 31, 2003 the stock had not been transferred to Perugia Design Corporation.

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


During the quarter ended June 30, 2002, the Company's shareholders approved the 2002 Compensatory Stock Option Plan. The plan provides for options to purchase up to 3,000,000 shares of common stock. The options give the right to purchase common stock at "fair market value", as determined by the Board of Directors, at the date of issuance for a period of up to ten (10) years. Under the terms of the plan, the Company is not permitted to issue options from the 2002 Compensatory Plan after April 14, 2012. The plan was filed on October 3, 2003.

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

On November 14, 2002, the Company granted 150,000 shares of common stock to an outside consultant of the Company under the 1997 Compensatory Stock Option Plan. The Company values the services received at $25,000 and recorded an expense in that amount for the quarter ended December 31, 2002. This expense is included in selling, general and administrative expenses on the accompanying statement of operations.

On December 5, 2002, the Board agreed to grant options to key management personnel of HAT in the amount of 240,000 shares under the 2002 Compensatory Stock Option Plan. Options will be restricted for one year. Due to the loss of one of the key management people, during the restriction period, 60,000 shares were never issued.

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

On October 7, 2003, the Company awarded 500,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for legal services and 1,100,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for consultant services. The Board of Directors determined that the fair value of these shares on the date of grant was $.18 per share.

On October 15, 2003, the Company awarded 1,200,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for consultant services. The Board of Directors determined that the fair value of the shares on the date of grant was $.18 per share.



                  SUMMARY OF STOCK OPTION ACTIVITY

-------------------------------------- -------------------- --------------------- -------------
                                       TOTAL SHARES         ISSUED                AVAILABLE
-------------------------------------- -------------------- --------------------- -------------
1997 Employee Stock Compensation Plan       1,000,000       1,000,000                       0
-------------------------------------- -------------------- --------------------- -------------
1997 Compensatory Stock Option Plan         2,000,000       2,000,000                       0
-------------------------------------- -------------------- --------------------- -------------
2002 Compensatory Stock Option Plan         3,000,000         180,000               2,820,000
-------------------------------------- -------------------- --------------------- -------------

2003 Employee Stock Compensation Plan       5,000,000       2,800,000               2,200,000
-------------------------------------- -------------------- --------------------- -------------


Pro-forma Stock-based Compensation Disclosure

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." but applies accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans.

7.  COMMITMENTS AND CONTINGENCIES

On June 18, 2003, the Company obtained a judgment in the Superior Court of Maricopa County, Arizona directing the return of a certificate of 8,100,0000 shares of common stock. Under the judgment the Company upon obtaining and canceling the stock certificate will pay into escrow $400,535.14, the consideration originally received by the Company for the shares. The accompanying financial statements reflect this judgment and the resulting liability.

In June 2003, the Company reached a mediated agreement with a former director, Ronald Clark, wherein Mr. Clark will be paid a monetary settlement. A portion of that settlement relates to stock and a note, created to satisfy the Company's obligation, will also cover interest and principal of a prior Company borrowing. Additionally, the Company purchased consignment inventory by means of payment on a second note, which was paid off during the third quarter of 2003. (See Subsequent Events.)

On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. The principal amount of the note was $675,000. Interest was payable in monthly installments at the rate of l.25% per month, payments beginning April 1,2003. The entire unpaid Principal and any accumulated, accrued or unpaid interest thereon are due and payable on September 1, 2003. Only $300,000 was ever received by HAT and a new agreement adds interest and fees to a restated principal balance of $354,375. The new agreement specifies quarterly interest payments at a rate of 15% interest per annum. The original loan represented the first installment of a bridge loan of up to $2 million. This bridge loan will be replaced by a combination of a preferred stock offering and a $4 to $6 million credit facility. (See Subsequent Events.)

Renegade signed a note with Universal Lease and Finance Corporation on September 3, 2003. This note provided funds to refurbish the small hangar. This note is in the amount of $100,000 and is to be paid by 12 monthly payments of $9,834, which includes interest at 18%. The entire balance is due on August 1, 2004. On December 17, 2003, HAT signed a note with Universal Lease and Finance Corporation for a short-term loan of $237,000 which bears interest at 3% per week and has a maturity date of January 17, 2004.

8.  DUE TO FACTOR

As of December 31, 2003, the Company had placed invoices belonging to a single customer, in full recourse financing. The debt is secured by the Company's accounts receivable due from that customer, and bears interest at a rate of 42% to 52% per annum. The total amount of invoices placed is $2,535,317.13 on which the factor advanced $1,883,163.70. At December 31, 2003, the customer had made payments totaling $1,653,873.12; leaving a balance due to the factor of $229,290.58, payable by the customer. The customer is currently paying the interest under this factoring arrangement. Interest due to the factor at December 21, 2003 was $23,582.16.

9. RELATED PARTY TRANSACTIONS

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

On February 10, 2003, the judge presiding over the Chapter 11 Bankruptcy of Hamilton Aviation approved a Sale of Assets Agreement between Hamilton Aviation and HAT. The agreement was for a purchase price of $1.5 million, with a down payment in the amount of $300,000. The balance was payable monthly at 6 1/2% interest. Because the original agreement to purchase Hamilton Aviation were negotiated prior to Hamilton Aviation's petition for bankruptcy, HAT elected to renegotiate a new agreement that better reflected the scope of the current transaction in light of the current market. The new agreement covers sale of a portion of Hamilton Aviation's physical assets and has a reduced payoff clause, which states that $1 million will be considered full payment, providing HAT satisfies said agreement according to its terms. At December 31, 2003 negotiations on the new agreement were ongoing.

10. CONTRACTS IN PROGRESS

At December 31, 2003, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                             2002                    2003
                                         ----------               ----------
Costs incurred on uncompleted            $   93,693            $  152,225
contracts
-------------------------------------- ----------------------- ----------------
Profit earned to date                        65,113               193,741
-------------------------------------- ----------------------- -----------------
                                       -------------           ----------
-------------------------------------- ----------------------- -----------------
                                         $  158,823            $ 345,966
-------------------------------------- ----------------------- -----------------
   Less: Billings to date                  (266,988)             (719,000)
-------------------------------------- ----------------------- -----------------
                                       -------------           ----------
-------------------------------------- ----------------------- -----------------
                                         ($ 108,165)           ($ 373,034)
-------------------------------------- ----------------------- -----------------
                                       ============            ==========
--------------------------------------------------------------------------------
Included in the accompanying balance sheet at December 31, 2002 and 2003 under the following caption:



Billings in excess of costs and estimated earnings on uncompleted contracts

                                            2002                        2003
                                         ----------                  ---------
Billings in excess from above            $  108,165                  $ 373,034
-------------------------------------- ----------------------------------- -----
Time and material earnings unbilled         (34,813)                   (49,348)
-------------------------------------- ----------------------------------- -----
                                       -------------             -------------
-------------------------------------- ----------------------------------- -----
                         Net             $   73,351                  $ 323,686
--------------------------------------- ----------------------------------- ----
                                       ============                  =========
-------------------------------------- ----------------------------------- -----

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

11. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2002 and December 31, 2003, trade accounts receivable consist of the following:

       -------------------------- ----------------- ----------------
                                       2002         2003
        -------------------------- ----------------- ----------------
       Contracts in progress      $  197,811        $   487,390
       -------------------------- ----------------- ----------------
       Completed contracts           555,663          1,195,040
        -------------------------- ----------------- ----------------
                                  $  753,474         $1,682,430
       -------------------------- ----------------- ----------------

       -------------------------- ----------------- ----------------
       Less: allowance for
       doubtful accounts          0                      10,372
       -------------------------- ----------------- ----------------

                                  $  753,474        $ 1,672,058
       -------------------------- ----------------- ----------------


12. MANAGEMENT COMPENSATION

The Board of Directors determined that it would be in the best interest of the Company to enter into employment agreements with its executive officers, Ian Herman and John B. Sawyer. Included in the terms of each employment agreement is a grant of 2,500,000 shares of common stock each to Messrs. Herman and Sawyer. The shares are subject to vesting. The employment agreements were approved by owners of the majority of the outstanding shares of the Company's common stock as of July 29, 2003. Details of these employment agreements can be found in Form 8-K filed September 11, 2003.

Compensation paid in 2002 and 2003 by the Company to executive officers:

                                     2002                     2003                  2002                 2003
 --------------------------------------------------------------------------------------------------------------

 Salaries paid:
    Ian Herman                  Chairman                  Chairman               $75,241               $109,717

    Ronald Clark                Director*                 Director*              $75,241               $ 28,766

    John Sawyer                 Director/                 Director/
                                President Of HAT          President of HAT       $88,311               $142,159

    Gordon Hamilton                                       Director                                     $ 33,518
                                                         (9/01/03)/Director
                                                          of Public Relations
                                                          and Regulatory
                                                          Compliance for HAT

 Stock & Options awarded to
 executive officers:

    Ian Herman, Chairman        Chairman                  Chairman               200,000               500,000
                                                                                 shares of             shares of
                                                                                 common stock          common stock
                                                                                 and options           2,000,000 of
                                                                                 to purchase           common stock
                                                                                 40,000                voting
                                                                                                       rights**

    Ronald Clark, Director      Director*                 Director*              250,000
                                                                                 shares of
                                                                                 common stock

    John Sawyer, Director       Director/ President       Director/              400,000               500,000
                                Of HAT                    President of HAT       shares of             shares of
                                                                                 common stock          common stock
                                                                                                       2,000,000 of
                                                                                                       common stock
                                                                                                       voting
                                                                                                       rights **

Stock & Options awarded to
HAT executive officers:

    Alan Abate                  Senior Vice                                                            60,000 shares
                                President of                                                           of common
                                Administration                                                         stock
                                of HAT

    Patricia Graham             Chief                                                                  60,000 shares
                                Financial                                                              of common
                                Officer of HAT                                                         stock

    Philip Watkins              Vice President                                                         60,000 shares
                                of Maintenance                                                         of common
                                for HAT                                                                stock


 *  Resigned as Director on April
 10, 2003
 ** See 8-K filing dated 9/11/2003

13. INCOME TAXES

The Company had no current State or Federal income tax expense for the years ended December 31, 2002 and December 31, 2003.

Deferred tax assets and liabilities are determined based on the difference between currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of net operating losses.

The components of deferred taxes at December 31, 2002 and December 31, 2003 in the accompanying balance sheet is summarized below:

 ------------------------------------ -------------------- -------------------
                                             2002                  2003
 ------------------------------------ -------------------- -------------------
 Net operating loss                      900,000                1,400,000
 carryforward
 ------------------------------------ -------------------- -------------------
    Less valuation allowance            (900,000)              (1,400,000)
 ------------------------------------ -------------------- -------------------
                                      ------------             ----------
 ------------------------------------ -------------------- -------------------
 Deferred tax asset - net             ------------             ----------
 ------------------------------------ -------------------- -------------------

At December 31, 2003, the Company has approximately $3,800,000 of unused Federal net operating loss carryforwards, which expire in the year 2020.

14. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses since acquiring Hamilton Aerospace in May of 2002. The Company requires and is currently pursuing additional capital for growth and strategic plan implementation.

15. SUBSEQUENT EVENTS

On March 26, 2004, the agreement with American Capital Ventures, LLC was further amended. The agreement now calls for the repayment of $354,375.00 at an interest rate of 1.5% per month on the unpaid balance. The amended agreement calls for principal payments for half of the unpaid balance and a final payment of $176,146.87. There is no expectation by the Company that any further borrowings, as were mentioned above, will take place under this agreement.

On March 18, 2004, the Company received the certificates for 250,000 shares of common stock that were covered by the Ronald Clark mediated agreement as well as a bill of sale for the consignment inventory that was also part of the transaction.