Form 10QSB
period 2004-03-31
RENEGADE VENTURE NEV CORP
filed 2004-05-14
CIK 854171

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        For Quarter Ended March 31, 2004

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

Yes [ x ] No [ ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2004 are as follows:



     Class of Securities                              Shares Outstanding
-----------------------------                         ------------------
Common Stock, $.001 par value                             25,830,000

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Consolidated Balance Sheets:

         As of March 31, 2004 (unaudited) and December 31, 2003
          (audited)    ....................................................  3

         Consolidated Statements of Operations:

         For the three months ended March 31, 2004 and
          2003 (unaudited)    ............................................   5

         Consolidated Statement of Changes in Stockholders' Equity:

         For the three months ended March 31, 2004 (unaudited)     .......   6

         Consolidated Statements of Cash Flows:

         For the three-month period ended March 31, 2004 and 2003
          (unaudited)    .................................................   7

         Notes to Financial Statements (unaudited)    ....................   8


Item 2.  Management's Discussion and Analysis and Results of Operation...   12

Item 3.  Controls and Procedures    .....................................   19


                           PART II. OTHER INFORMATION


Item 5. Other Information       ..........................................  19

Item 6. Exhibits and Reports on Form 8-K    ..............................  20

         Signatures    ...................................................  20

         Certifications

ITEM 1. FINANCIAL STATEMENTS.


                       RENEGADE VENTURE (NEV) CORPORATION
                           Consolidated Balance Sheet
                      December 31, 2003 and March 31, 2004



                                     ASSETS


                                                  2003             2004
                                                (audited)      (unaudited)
                                               ----------       ----------
CURRENT ASSETS
Cash and cash equivalents                      $    8,680       $   20,043
Accounts receivable                             1,612,945        1,664,499
Note receivable: related party                      6,400
Inventory                                         570,794          585,047
Other current assets                              392,407          341,448
                                               ----------       ----------

  TOTAL CURRENT ASSETS                         $2,591,226       $2,611,037

Property, plant and equipment                     532,388          535,974
Other non-current assets                          122,167          123,418
                                               ----------       ----------

  TOTAL ASSETS                                 $3,245,781       $3,270,429
                                               ==========       ==========




                            RENEGADE VENTURE (NEV) CORPORATION
                                Consolidated Balance Sheet
                           December 31, 2003 and March 31, 2004



                           LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 2003            2004
                                                               (audited)     (unaudited)
                                                              -----------    -----------
CURRENT LIABILITIES
Notes payable                                                 $   798,862    $   551,214
Accounts payable - trade                                        1,691,853      1,036,242
Accounts payable - related party                                   71,827         40,565
Due to factor                                                     394,391        141,727
Customer deposits                                                  27,800         27,800
Billings in excess of costs and estimated
  earnings on contracts in progress                               323,686        451,282
Accrued liabilities                                               688,518      1,232,525
Commitments & contingencies                                       400,535        400,535
                                                              -----------    -----------

  TOTAL LIABILITIES                                           $ 4,397,472    $ 3,881,890
                                                              ===========    ===========

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value,  5,000,000 shares
  authorized, no shares issued or outstanding                        --
Common stock, $.001 par value, 50,000,000 shares authorized
  17,480,000 and 17,480,000 shares issued 2003 and 2004
  and 17,410,000 and 17,480,000 shares
  outstanding 2003 and 2004                                        18,110         18,110
Additional paid-in capital                                      2,412,123      2,412,123
Deferred compensation                                            (332,000)      (320,000)
Contributed capital                                               620,289        620,289
Accumulated deficit, prior year                                (2,570,785)    (3,870,213)
Accumulated earnings (deficit) current year                    (1,299,428)       528,230
                                                              -----------    -----------

  Total paid-in capital and accumulated deficit                (1,151,691)      (611,461)

                                                              -----------    -----------

  TOTAL STOCKHOLDERS' EQUITY                                   (1,151,691)      (611,461)
                                                              ===========    ===========

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 3,245,781    $ 3,270,429
                                                              ===========    ===========

                                            4

                       RENEGADE VENTURE (NEV) CORPORATION
                      Consolidated Statement of Operations
                          As of March 31, 2003 and 2004



                                                           2003         2004
                                                       (unaudited)  (unaudited)
                                                        ----------   ----------


Net sales                                               $3,448,225   $3,586,108

Less cost of sales                                       2,818,668    2,444,172
                                                        ----------   ----------

Gross profit                                               629,557    1,141,936
Less selling, general and administrative expenses          701,485      600,911
                                                        ----------   ----------

Gain (loss) from operations                                (71,928)     541,025

Other income (expense):
  Interest income                                           37,639       28,049
  Interest expense                                         (58,134)     (94,776)
  Miscellaneous expense                                     (1,553)        --
  Miscellaneous income                                       5,190        1,737
  Gain on renegotiation of contract                           --         88,000
  Penalties                                                (33,059)     (35,805)
                                                        ----------   ----------

Net profit/(loss)                                       $ ( 121,84)  $  528,230
                                                        ==========   ==========


Net earnings/(loss) per share                           $    (0.01)  $     0.03
                                                        ==========   ==========




                              RENEGADE VENTURE (NEV) CORPORATION
                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004


                                                                            (unaudited)
                                                                            Common Stock
                                                                       -----------------------
                                                                         Shares       Amount

Balance at December 31, 2003                                           25,830,000   $   27,610
                                                                       ----------   ----------

Balance at March 31, 2004                                              25,830,000   $   27,610

Note:
Financial statements reflect changes in shares due to the following:
***Court order discussed under Commitments and Contingencies           (8,100,000)***   (8,100)

****Mediation agreement discussed under Commitments and                  (250,000)****
    Contingencies. Stock returned but not cancelled at 3/31/04
                                                                       ----------   ----------
Balance at March 31, 2004 adjusted for results of legal                17,480,000   $   18,110
proceedings

                                              6

Note: The Board of Directors has voided, due to a lack of consideration, 1,500,000 shares of common stock issued to Seajay Holding Company, Inc. As of March 31, 2004, the stock had not been returned to the Company. The Board has notified Seajay of its intent to initiate legal proceedings to recover the shares if they are not returned. There have been no entries in the accompanying financial statements related to the voiding of the Seajay stock.

                       RENEGADE VENTURE (NEV) CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          As of March 31, 2003 and 2004



                                                           2003         2004
                                                        (unaudited)  (unaudited)
                                                         ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                    $(121,845)   $ 528,230

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation                                            26,306       33,705
    Inventory write downs                                     --         46,875
    Gain from renegotiation of contract                       --        (88,000)
    Expenses paid with stock                                18,000       29,481

Changes in Assets and Liabilities:
    Accounts receivable                                   (856,665)    (267,533)
    Prepaid expenses                                       (67,844)      33,722
    Restricted funds                                          --           (245)
    Costs and estimated earnings in excess of
          billings on contracts in progress                (14,200)        --
    Other current assets                                   (87,412)     (61,128)
    Other non-current assets                                (3,000)        --
    Accounts payable-trade                                 281,564     (240,190)
    Accounts payable-related party                         (58,389)      56,737
    Due to factor                                          108,735      (51,613)
    Billings in excess of cost and estimated
       earnings on contracts in progress                    73,351      127,596
    Accrued liabilities                                    243,545      151,420
                                                         ---------    ---------
Net cash provided by/(used for) operating activities      (220,693)     299,057

Cash flows from investing activities:
    Purchase of property, plant and equipment               (8,604)     (37,291)
                                                         ---------    ---------
Net cash used for investing activities                      (8,604)     (37,291)

Cash flows from financing activities:
    Notes payable                                           48,938     (255,554)
    Notes payable - related party                          300,000         --
    Note receivable                                           --         (1,250)
    Note receivable -- related party                          --          6,400
                                                         ---------    ---------
Net cash provided by/(used for) financing activities       251,362     (250,404)

Net increase in cash and cash equivalents                   21,766       11,363
Cash and cash equivalents at beginning of period             1,891        8,680
                                                         ---------    ---------

Cash and cash equivalents at end of period               $  23,657    $  20,043
                                                         =========    =========

                       RENEGADE VENTURE (NEV) CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004



1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT") and Johnstone Softmachine Corporation ("Johnstone"), collectively, the ("Company"). All were acquired by Renegade on April 30, 2002. As such, the financial statements reflect the accounting activity of HAT since its inception, April 5, 2002.

2. PENDING MATTER

The Company, through its subsidiary HAT, Inc. had entered into various contracts with a company called Hamilton Aviation, Inc. ("Hamilton Aviation"). At March 31, 2004, negotiations on a new agreement covering the sale of a portion of Hamilton Aviation's physical assets to HAT were ongoing. (See subsequent events)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

4. COMMITMENTS AND CONTINGENCIES

On March 26, 2004, American Capital Ventures, L.L.C. as the lender, amended an agreement with HAT and the Company. The amended agreement calls for repayment of $354,375.00 at an interest rate of 1.5% per month on the unpaid balance. The amended agreement calls for principal payments for half of the unpaid balance and a final payment of $176,146.87. The original loan represented the first installment of a bridge loan of up to $2 million. This bridge loan was to be replaced by a combination of a preferred stock offering and a $4 to $6 million credit facility. There is no expectation by the Company that any further borrowings will take place under this agreement.

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

On December 17, 2003, HAT signed a note with Universal Lease and Finance Corporation for a short-term loan of $237,000. The balance of this note on March 31, 2004 was $74,057.



5. CONTRACTS IN PROGRESS

At March 31, 2004, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:


Costs incurred on uncompleted          $  560,640
contracts
Profit earned to date                     562,932
                                      -----------
                                       $1,123,572
   Less: Billings to date              (1,520,000)
                                      -----------
                                      ($  396,428)
                                      ===========

Included in the accompanying balance sheet at March 31, 2004 under the following caption:

Billings in excess of costs and estimated earnings on uncompleted contracts

Billings in excess from above           $   396,428
Time and material advance billed             54,854
                                        -----------
                              Net       $   451,282
                                        ===========

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

6. TRADE ACCOUNTS RECEIVABLE

As of March 31,2004, trade accounts receivable consist of the following:


                      Contracts in               $   337,994
                      progress
                      Completed                    1,294,457
                      contracts
                                                 -----------
                                                 $ 1,672,451

                      Less: allowance                 (7,952)
                      for doubtful
                      accounts
                                                 -----------
                                                 $ 1,664,499

7. INVENTORY

Inventories consisted of the following:

                 ------------------------ ---------------
                 New aircraft parts       $  206,922
                 ------------------------ ---------------
                 Rotable parts               378,125
                 ------------------------ ---------------
                                          ----------
                 ------------------------ ---------------
                                          $  585,047
                 ------------------------ ---------------


8. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred an overall loss since acquiring Hamilton Aerospace in May of 2002. The Company requires, and is currently pursuing, additional capital for growth and strategic plan implementation.

9. SUBSEQUENT EVENTS

On May 6,2004, ("the Entry Date"), the presiding judge in the Hamilton Aviation bankruptcy case issued an Order Approving Settlement Agreement relating to the agreement reached between Hamilton Aviation, Inc. and HAT for the purchase of certain of Aviations physical assets. The agreement calls for a down payment of $100,000, $73,365.75 of which had already been paid, and monthly payments of $15,000 plus interest at 6% per annum. An additional lump sum payment is to be made by HAT within 60 days of the Entry date plus $50,000 shall be paid on or before each annual anniversary of the Entry Date. The agreement has a reduced payoff provision stipulating that if all payments have been made in a timely manner by the fifth anniversary date of the entry date $1,000,000 will be considered as payment in full, otherwise the amount is to be $1,500,000. The agreement calls for a five year entry date anniversary profit payment equal to one-half of HAT's net profits in excess of 12%, but limited so as to provide no more than a total of all payments due of $1,500,000 plus interest over the five-year term of the agreement.


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




                                     PART 1

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on form 10-KSB for 2003. Renegade Venture (Nev.) Corporation ("Renegade") is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol RDVN. On May 2, 2002, Renegade acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification (MROM") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. Renegade's plan of operation for the immediate future is to seek and to acquire, if possible, aviation industry related businesses to complement its HAT subsidiary. Additionally, the Company will seek to expand HAT. Renegade will not limits its search for business combination candidates to any particular geographical area. Management of Renegade will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to create value for Renegade's shareholders.

HAT is an aircraft repair station licensed by the Federal Aviation Administration (FAA) and by the Joint Aviation Authority of the European Economic Community (JAA), and is known as an "Air Agency" in FAA parlance. Its MROM services include maintenance, repair, overhaul and modification services for narrow-body Transport Category aircraft, repair and overhaul services on a wide range of aircraft components and aircraft interiors, and servicing of Pratt & Whitney JT8D and General Electric CFM56 engines. HAT's major modification services comprise the conversion of passenger aircraft to freighter configuration. In order to control overhead expense, some services are outsourced, such as engine overhaul.

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

Management has rejected a policy of growth for growth's sake in favor of focusing on profitability and building a good reputation for HAT's operations group by limiting work contracts to those perceived to have a high probability of success. This strategy is also beneficial to the company's marketing efforts in that a good track record of maintenance and modification contracts, delivered successfully on-time and on-budget, is by far the most potent tool for securing new work contracts. In managing its operations, the Company is committed to continuously evaluating the adequacy of its management structure and its existing systems and procedures; including its quality control, financial, and internal controls systems. HAT is focused on maintaining a small, but tightly knit and multi-tasking, highly experienced management team.

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

HAT competes principally on the high quality of its services and its price competitiveness due to its location in the Southwest. Location related benefits include low labor rates; a dry, mild climate enabling HAT to do many MROM projects outdoors; and the low cost of its Tucson facility.

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

As a holding company, the bulk of our operations are currently and were as of March 31, 2004, conducted by our operating subsidiary, HAT, which was organized on April 5, 2002. Unless otherwise specified, the operations discussed below pertain to operations of HAT since its operations began on April 15, 2002.

                  RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

The September 11th terrorist attacks carried out against the United States of America in 2001 have had a severe impact on the aviation industry. As a result of these attacks and the related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their operations, taking more than 20% of their aircraft out of service, either parking them or returning them to leasing companies. This reduction in operations caused the airline industry in general to incur significant losses in 2001, 2002, and 2003 and decreased revenues for MROM facilities that depend significantly on airline customers, which HAT does not. While airlines have seen increases and remain hopeful that passenger levels will soon return to pre-September 11th levels, the effect of the terrorist acts, the continued alerts by the U.S. Department of Homeland Security and fears of new terrorist attacks, the U.S.-led invasion of Iraq, high fuel costs and the general state of the economy could quite possibly produce negative impact on the aviation industry.

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

Results for HAT in the first quarter, ended March 31, 2004, reflect management's change in focus from growing revenue for the sake of revenue to booking jobs, (fixed-bid in most cases), with the highest potential for increased profitability. As a result of being selective in the work booked, considerable increase in efficiencies was experienced due to a smaller, highly skilled, stable work force. Operating revenue for the three months ended March 31, 2003 was $3,448,225. While operating revenue, for the three months ended March 31, 2004, was slightly lower at $3,355,532, gross profit for the first quarter of 2003 was $629,557 while gross profit for the first quarter of 2004 was $1,056,192. This significant change can be attributed, in part, to labor related costs decreasing $195,943 or, as a percent of revenue in each period, 5%. Several of the jobs worked during the first quarter of 2004, were labor intensive and several were completed with customer furnished parts consequently, cost of material sold was $300,000 higher in 2003 than in 2004 due to the character of the jobs worked. Jobs in the first quarter of 2004 had a high incidence customer furnished materials and several of the jobs were highly labor intensive. Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of similar high gross profit potential and our continued vigilance at holding down costs will be sustainable for the remainder of 2004.

HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT is experiencing success in securing new customers and securing more business from existing customers as well.

During the first quarter of 2004, Renegade booked Revenue of $230,576, which was derived from a one-year, renewable agreement, which began in late August of 2003, with Mesa Airlines, Inc. to furnish manpower to perform routine and non-routine maintenance services. The gross profit resulting from this revenue was $85,745. On a consolidated basis, we experienced a $528,230 profit on gross revenues of $2,444,172.

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

Operating expenses for the holding company, Renegade were $100,702 in the first quarter of 2004 and $144,932 in the first quarter of 2003. The 2004 amount reflects administrative costs of running the Mesa program of $31,026, the cost of running the holding company itself, $25,805 in legal expense and $4,864 in travel expense mainly connected with efforts to improve capitalization. During the first quarter of 2004, Renegade had $33,571 in interest and penalties expenses charged by the Internal Revenue Service due to delinquent payroll taxes. The taxes themselves are a legitimate operating expense of HAT, but management deems the interest and penalties to be the result of inadequate Company capital and, as such, a holding company expense.

HAT operating expenses were $500,210 for the first quarter of 2004 and as a percentage of revenues were 15%. The same period in 2003 showed operating expenses of $556,553, which was 16% as a percentage of revenues. Income from operations was $555,983 for the first quarter, ended March 31, 2004, a significant change from the $73,004 reported for the first quarter of 2003.

Interest expense for HAT, during the first quarter of 2004, was $60,957 absent the interest related to factoring the invoices of one of our customers. The interest expense related to that factoring is passed on to our customer and is offset by interest income. Renegade interest expense was $7,264.

The following tables depict our results of operations for the first quarter of 2004 and for the first quarter of 2003 on a consolidated basis and the stand-alone results for HAT.




-------------------------------------------------------------------------------------------------------
First Quarter                       2003                                             2004
-------------------------------------------------------------------------------------------------------
                       Renegade                   HAT                Renegade                   HAT
                     Consolidated             Stand-Alone          Consolidated             Stand-Alone
-------------------------------------------------------------------------------------------------------
Revenues            $3,448,225              $3,448,225           $3,586,108               $3,355,532
------------------ ------------------------------------------------------------------------------------
Cost of sales      ( 2,818,668)           (  2,818,668)          (2,444,172)              ( 2,299,340)
-------------------------------------------------------------------------------------------------------
Expenses           (   751,402)           (    606,470)          (  613,706)              (   475,425)
-------------------------------------------------------------------------------------------------------
Net Profit (Loss)  ($  121,845)             $   23,087           $  528,230               $   580,767
-------------------------------------------------------------------------------------------------------



                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2004, we had outstanding indebtedness of approximately $551,000, the bulk of which is due for four items: First, the secured bridge facility of $341,000, second, a mediated agreement, with a former Company director, with a March 31, 2004 balance of $70,000, and third, a short-term loan secured from Universal Lease and Finance Corporation, with a balance at March 31, 2004 of
$74,000 and fourth, a Note with Universal Lease and Finance Corporation in the amount of $54,000. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Our ability to repay our indebtedness is dependent on several factors: our continued ability to secure high profit margin jobs, more fully utilizing our capacities, creating a higher bottom line and consequently more cash; and our ability to establish revolving credit lines, which we can draw on as needed.

The level of our indebtedness is meaningful. It may affect our ability to obtain additional financing for future working capital expenditures, general corporate and other purposes. This indebtedness also requires the dedication of a substantial portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

Total assets increased from $3,245,781 as of December 31, 2003, to $3,270,429 at March 31, 2004. This $24,648 increase is under 1% and therefore has no significant components.

During the first quarter of 2004, total liabilities decreased from $4,397,472 at December 31, 2003 to $3,881,890, primarily due to:

     Decreases in trade payables of over $255,000, in notes payable of approximately $247,000 and in due to factor of $253,000.

     Increases in accrued liabilities of approximately $143,000 and in billings in excess of costs and estimated earnings on contracts in progress of $128,000.

                                       17

Cash

As of March 31, 2004, we had $20,043 in cash on hand and approximately $1,493,000 in collectible receivables after eliminating receivables that are part of factoring arrangements. In the past, we have relied upon borrowings under the secured bridge facility, financing of our receivables and cash provided by operations, to meet our working capital requirements. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

Secured Bridge Facility

On December 15, 2002 American Capital Ventures LLC agreed, subject to due diligence, to provide the company with financing of up to $6 million. On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. This agreement was amended on March 26, 2004. The agreement now calls for the repayment of $334,375.00 at an interest rate of 1.5% per month on the unpaid balance. The amended agreement calls for principal payments for half of the unpaid balance and a final payment of $176,146.87. Originally, this loan was to represent the first installment of a bridge loan of up to $2 million. There is no expectation by the Company that any further borrowings will take place under this agreement.

Substantially all of our assets, and any assets we acquire prior to repaying the secured promissory note, are pledged as collateral. The security agreement contains certain financial covenants regarding our financial performance and certain other covenants. It provides that the proceeds of any subsequent debt or equity financing or sales of assets be used to repay amounts advanced by American Capital Ventures under this agreement and calls for repayment of all debt in the event of a material adverse change in the business or a change in control. Mandatory repayments are also required as a result of insufficient collateral to meet the borrowing base requirements thereunder.


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

ITEM 3. CONTROLS AND PROCEDURES

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



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no legal proceedings in process at March 31, 2004.

ITEM 5. OTHER ITEMS

On May 6,2004, ("the Entry Date"), the presiding judge in the Hamilton Aviation bankruptcy case issued an Order Approving Settlement Agreement relating to the agreement reached between Hamilton Aviation, Inc. and HAT for the purchase of certain of Aviations physical assets. The agreement calls for a down payment of $100,000, $73,365.75 of which had already been paid, and monthly payments of $15,000 plus interest at 6% per annum. An additional lump sum payment is to be made by HAT within 60 days of the Entry date plus $50,000 shall be paid on or before each annual anniversary of the Entry Date. The agreement has a reduced payoff provision stipulating that if all payments have been made in a timely manner by the fifth anniversary date of the entry date $1,000,000 will be considered as payment in full, otherwise the amount is to be $1,500,000. The agreement calls for a five year entry date anniversary profit payment equal to one-half of HAT's net profits in excess of 12%, but limited so as to provide no more than a total of all payments due of $1,500,000 plus interest over the five-year term of the agreement.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

31.1       Certification of Chief Executive Officer, Mr. Ian Herman
31.2       Certification of HAT President, Mr. John Sawyer
31.3       Certification of Principal Financial Officer, Ms. Patricia Graham
32.1       Certification of Mr. Ian M. Herman

     (b)  Reports on Form 8-K
None


                                   SIGNATURES

In accordance with the requirements of the Exchange act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.
Date: May 10, 2004
                                            RENEGADE VENTURE (NEV.) CORPORATION


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