Form 10QSB
period 2004-06-30
RENEGADE VENTURE NEV CORP
filed 2004-08-16
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


                         For Quarter Ended June 30, 2004

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

Yes [ x ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2004 are as follows:

     Class of Securities                              Shares Outstanding
-----------------------------                         ------------------
Common Stock, $.001 par value                             27,080,000

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Consolidated Balance Sheets:

         As of December 31, 2003 (audited) and June 30, 2004
          (unaudited)    ..................................................  5

         Consolidated Statements of Operations:

         For the three and six months ended March 31, 2003 and
          2004 (unaudited)    ............................................   6

         Consolidated Statement of Changes in Stockholders' Equity:

         For the year ended December 31, 2003 and six months ended June 30,
          2004 (unaudited)        .........................................  7

         Consolidated Statements of Cash Flows:

         For the three-month period ended March 31, 2004 and 2003
          (unaudited)    .................................................   8

         Notes to Financial Statements (unaudited)    ....................   9


Item 2.  Management's Discussion and Analysis or Plan of Operation    ...   15

Item 3.  Controls and Procedures    .....................................   21


                           PART II. OTHER INFORMATION


Item 5. Other Information       ..........................................  21

Item 6. Exhibits and Reports on Form 8-K    ..............................  22

         Signatures    ...................................................  22

         Certifications

ITEM 1. FINANCIAL STATEMENTS.


                       RENEGADE VENTURE (NEV) CORPORATION
                           Consolidated Balance Sheet
                       December 31, 2003 and June 30, 2004



                                     ASSETS
                                                        2003             2004
                                                     (audited)       (unaudited)
                                                   -----------       -----------

CURRENT ASSETS
Cash and cash equivalents                          $     8,680       $   367,691
Accounts receivable                                  1,612,945         2,192,965
Note receivable                                          6,400           154,724
Inventory                                              570,794         3,159,554
Funds in Escrow                                                        1,650,535
Other current assets                                   392,407           299,067
                                                   -----------       -----------

  TOTAL CURRENT ASSETS                             $ 2,591,226       $ 7,824,536

Property, plant and equipment                          532,388         1,708,916
Investment                                                                25,000
Goodwill                                                                 597,724
Other non-current assets                               122,167           123,417
                                                   -----------       -----------

  TOTAL ASSETS                                     $ 3,245,781       $10,279,594
                                                   ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       RENEGADE VENTURE (NEV) CORPORATION
                           Consolidated Balance Sheet
                       December 31, 2003 and June 30, 2004



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2003             2004
                                                     (audited)       (unaudited)
                                                   ------------    -------------

CURRENT LIABILITIES
Notes payable - short term                         $    798,862    $    505,703
Notes payable - related party                                         2,004,000
Accounts payable - trade                              1,691,853       1,093,935
Accounts payable - related party                         71,827
Due to factor                                           394,391          54,217
Customer deposits                                        27,800           2,800
Billings in excess of costs and estimated
  earnings on contracts in progress                     323,686         304,920
Accrued liabilities                                     688,518         890,616
Commitments & contingencies                             400,535         400,535
                                                   ------------    ------------

  TOTAL CURRENT LIABILITIES                        $  4,397,472    $  3,881,890

LONG-TERM LIABILITIES
Notes payable - long term portion                                     1,044,425
                                                   ------------    ------------

  TOTAL LONG-TERM LIABILITIES                                         1,044,425
                                                   ------------    ------------

  TOTAL LIABILITIES                                   4,397,472       6,301,151
                                                   ============    ============

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000
  shares authorized 17,480,000 and
  27,080,000 shares issued 2003 and 2004
  and 17,410,000 and 27,080,000
  shares outstanding 2003 and 2004;
  1,000,000 shares pledged but unissued 2004             18,110          28,710
Additional paid-in capital                            2,412,123       5,920,723
Deferred compensation                                  (332,000)       (320,000)
Contributed capital                                     620,289         620,289
Accumulated deficit, prior year                      (2,570,785)     (3,870,214)
Accumulated earnings (deficit) current year          (1,299,428)      1,598,934
                                                   ------------    ------------

  Total paid-in capital and accumulated deficit      (1,151,691)      3,978,443
                                                   ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY                         (1,151,691)      3,978,443
                                                   ============    ============


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  3,245,781    $ 10,279,594
                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                          RENEGADE VENTURE (NEV) CORPORATION
                                         Consolidated Statement of Operations
                               For the Three and Six Months Ended June 30, 2003 and 2004
                                                      (unaudited)

                                                   Three Months ended June 30,          Six Months ended June 30,
                                                    2003               2004              2003                2004
                                                -----------        -----------        -----------        -----------
Net sales                                       $ 4,071,135        $ 4,300,874        $ 7,519,360        $ 8,586,905

Cost of sales                                    (3,355,881)        (2,700,443)        (6,174,549)        (5,601,714)
                                                -----------        -----------        -----------        -----------

Gross profit                                        715,254          1,600,431          1,344,811          2,985,191

Selling, general and administrative expense        (865,784)          (781,805)        (1,567,269)        (1,617,404)
                                                -----------        -----------        -----------        -----------
Gain (loss) from operations                        (150,530)          (818,626)          (222,458)         1,367,787

Other income (expense):
     Interest income                                 87,654             31,271            125,293             61,392
     Interest expense                              (181,543)           (89,819)          (239,677)          (184,813)
     Discounts taken                                                    12,536                                14,273
     Miscellaneous expense                          (13,928)            (1,578)           (15,481)            (9,084)
     Miscellaneous income                             5,318              2,583             10,509              2,583
     Gain on renegotiation of contract                                 224,654                               537,308
     Penalties                                     (127,422)          (154,706)          (160,481)          (190,481)
                                                -----------        -----------        -----------        -----------
Pre-tax net income                                                      843,567                            1,598,934

Income tax without carryforward                                        (345,593                             (655,051)

Reduction from carryforward of NOL                                      345,593                              655,051
                                                -----------        -----------        -----------        -----------

Net profit (loss)                               $  (380,450)       $   843,567        $  (502,295)       $ 1,598,934
                                                ===========        ===========        ===========        ===========

Net profit (loss) per share *                         (0.03)              0.03              (0.05)              0.06
Net profit (loss) per share **                  $     (0.03)       $      0.02        $     (0.05)       $      0.04
                                                ===========        ===========        ===========        ===========

*27,080,000 issued and outstanding shares for 2004; 10,680,000 shares for 2003
**44,740,000 includes 1,000,000 shares
pledged for the World Jet acquisition
and warrants and options, when exercised, for 2004; no change for 2003

The accompanying notes are an integral part of these condensed consolidated financial statements.




                                              RENEGADE VENTURE (NEV) CORPORATION
                                    Consolidated Statement of Changes in Stockholders' Equity
                            For the Year Ended December 31, 2003 and the Six Months Ended June 30, 2004

                                                                                                           Additional
                                                                                             Treasury       Paid-in
                                                                    Common Stock               Stock        Capital
                                                              -------------------------      ------------------------
                                                                 Shares        Amount          Amount       Amount
                                                              ----------    -----------      ---------      ---------

Balance at December 31, 2002                                  18,980,000         19,360       (114,000)     1,904,075

Activity through March 31, 2003
          Shares issued 1st quarter                               50,000             50                        14,950
          Shares returned                                        (50,000)           (50)                           50

Activity thru June 30, 2003
          see below

Activity through September 30, 2003
          Shares returned                                 *   (1,560,000)        (1,560)                      (16,440)
          Shares issued                                  **    5,610,000          5,610                       531,390
          No stock held in treasury                                                            114,000       (114,000)

Activity through December 31, 2003
          Shares issued                                        2,800,000          2,800                       501,200
                                                             -----------    -----------    -----------    -----------

Balance at December 31, 2003                                  25,830,000         26,210           --        2,821,225

Activity through March 31, 2004
          None

Activity through June 30, 2004
          Shares issued                                        9,600,000          9,600                     3,009,600
          Shares returned                                       (250,000)                                    (392,435)
          Shares returned                                     (8,100,000)        (8,100)                      (16,667)
          Shares pledged per World Jet  transaction            1,000,000          1,000                       499,000
          Shares not issued until July, 2004
Balance at June 30, 2004   Issued and outstanding             27,080,000         28,710              0     5,920,723
                           Pledged                            1,000,000

* Correction related to 60,000 shares at .30 per share which were not issued, $18,000 expense reduction entered in 4th quarter.
** Correction from 3rd quarter 10Q filing 5,000,000 shares were recorded at .30 per share should be at .08 per share.

Note: Financial statements in 2nd quarter of 2003 were adjusted to reflect changes in shares due to the following:

***Court order discussed under Commitments and Contingencies  (8,100,000)***     (8,100)                     (392,435)
****Mediation agreement discussed under Commitments and
    Contingencies                                               (250,000)****                                 (16,667)

Note: The Board of Directors has voided, due to lack of consideration, 1,500,000 shares of common stock issued to Seajay Holding Company, Inc. On June 29, 2004, the Board, through its attorney, filed suit to recover these 1,500,000 shares.
There have been no entries in the accompanying financial statements related to the voiding of the Seajay stock.


                                          RENEGADE VENTURE (NEV) CORPORATION
                                         Consolidated Statement of Cash Flows
                               For the Three and Six Months Ended June 30, 2003 and 2004
                                                      (unaudited)

                                                            Three Months ended June 30,          Six Months ended June 30,
                                                               2003             2004              2003               2004
                                                           -----------       -----------       -----------       -----------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                      $  (380,450)      $   843,567       $  (502,295)      $ 1,598,934

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation                                                28,395            75,954            54,701           114,464
    Allowance for Doubtful Accounts                                                  509                                 509
    Inventory write downs                                                         55,208                             102,083
    Gain from renegotiation of contract                                         (224,654)                           (537,308)
    Expenses paid with stock                                    33,000            17,478            51,000            46,959

Changes in Assets and Liabilities:
    Accounts receivable                                       (966,265)           (5,277)       (1,719,549)           (3,039)
    Prepaid expenses                                           (62,610)           45,801             5,234            79,523
    Costs and estimated earnings in excess of
        billings on contracts in progress                       28,400                              14,200
    Inventory                                                                   (926,033)                         (1,224,620)
    Assets held for sale                                      (965,250)                           (965,250)
    Restricted Funds                                                          (1,650,700)                         (1,650,945)
    Other current assets                                      (161,705)          (11,140)          (74,293)          (30,736)
    Other non-current assets                                  (113,366)                           (116,366)
    Accounts payable-trade                                   1,531,674          (256,711)         (116,366)           (7,959)
    Accounts payable-related party                              58,389                           1,813,238            56,737
    Due to factor                                              473,249           (87,510)          581,984          (139,123)
    Customer deposits                                           20,000           (25,000)           20,000           (25,000)
    Billings in excess of cost and estimated
       earnings on contracts in progress                       157,463          (146,362)           84,112           (18,766)
    Income tax payable                                                           102,882                            (463,690)
    Commitments and contingencies                              400,535                             400,535
    Accrued liabilities                                        237,976          (512,302)          481,521          (360,924)

Net cash provided by/(used for) operating
activities                                                     319,465        (2,704,290)           98,772        (2,462,899)

Cash flows from investing activities:
    Purchase of property, plant and equipment                  (32,157)       (1,197,944)          (40,761)       (1,238,387)

Net cash used for investing activities                         (32,157)       (1,194,944)          (40,761)       (1,238,387)

Cash flows from financing activities:
    Notes payable                                              575,211           750,363           526,273           206,311
    Notes payable - related party                             (465,938)          (40,565)          165,938           (40,565)
    Issuance of stock                                         (400,535)            9,600          (400,535)            9,600
    Paid in capital                                                            3,009,600                           3,009,600
    Note receivable
                                                                                 270,450                             278,595
    Note receivable - related party                                                                                    6,400
    Treasury stock                                             (16,667)                            (16,667)

Net cash provided by/(used for) financing
activities                                                    (307,929)         3,999,448          (56,867)        3,469,941


Net increase in cash and cash equivalents                      (20,621)           97,214             1,144          (231,345)
Cash and cash equivalents at beginning of period                23,656           270,477             1,891           599,036

Cash and cash equivalents at end of period                       3,035           367,691             3,035           367,691
                                                           ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                       RENEGADE VENTURE (NEV) CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2004


1. BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT"), Johnstone Softmachine Corporation ("Johnstone"), and World Jet Corporation ("World Jet") collectively, the ("Company"). HAT and Johnstone were acquired by Renegade on April 30, 2002. The acquisition of 100 per cent of World Jet stock was finalized July 15, 2004, with a transaction date of January 1, 2004. The financial statements reflect the accounting activity of HAT since its inception, April 5, 2002 and of World Jet since January 1, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Use of Estimates

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

Trade Accounts Receivable

Trade accounts receivable represent amounts billed but uncollected on both completed and in-progress aircraft repair and maintenance contracts as well as amounts billed but uncollected on parts shipped to customers.

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

Revenue and Cost Recognition

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenues from time and material contracts are recognized as the services are performed. Revenue from part sales is recognized when parts are shipped.

3. STOCK, STOCK OPTIONS AND WARRANTS

On May 13, 2004, the Company granted to two Directors a total of 900,000 common stock purchase options under the 2002 Compensatory Stock Option Plan of the Company. Director John Sawyer was granted 766,666 shares and Director Ian Herman was granted 133,334 shares. The exercise price of the options is $.17 and the date of expiration is May 13, 2008 with a 30-day grace period.

On May 17, 2004, the Company cancelled all authorized shares of preferred stock of the Company. No shares of preferred stock have ever been issued by the Company.

On May 17, 2003, the Company agreed to grant both of two newly appointed, one-year directors 50,000 shares each, at the beginning of each year of service, as compensation for their board service. The shares were granted in accordance with the terms of the 2003 Company Employee Stock Option Plan. The inception date of this agreement is July 15, 2004.

On May 26, 2004, the Company entered into a private placement agreement with Barron Partners, LP. Under the terms of the private placement, Barron Partners purchased restricted common stock at a price of $.34 per share, and for each share purchased received .75 warrants to purchase an additional share at $.68 per share plus .75 warrants to purchase an additional share at $1.36 per share. If all of the warrants are exercised at their full purchase price, Barron Partners will acquire a total of 24,000,000 shares of the Company's common stock in exchange for a total of $17,952,000 in equity funding.

On May 26, 2004, the Company agreed to issue 720,000 warrants to J G Capital, Inc. to purchase one share for each warrant at a price of $.34 per share plus 540,000 warrants to purchase one share for each warrant at a price of $.68 per share plus 540,000 warrants to purchase one share for each warrant at a price of $1.36 per share in consideration for professional services rendered in securing the private placement discussed above.

On July 15, 2004, the Company finalized an agreement to buy 100 percent of the common stock of World Jet Corporation, a privately held aircraft parts sales and brokerage company for $1.55 million in cash and notes and 1,000,000 shares of restricted common stock valued at $.50 per share for the purposes of this transaction. The effective date of this agreement is January 1, 2004. The shares of stock were issued in July 2004.

4. COMMITMENTS AND CONTINGENCIES

On June 18, 2003, the Company obtained a judgment in the Superior Court of Maricopa County, Arizona directing the return of a certificate of 8,100,000 shares of common stock. Under this judgment, the Company, upon obtaining and canceling the stock certificate, will pay into escrow $400,535.14, the consideration originally received by the Company for the shares. The accompanying financial statements reflect this judgment and the resulting liability. The stock was returned and cancelled during the second quarter of 2004 and the amount above has been put into escrow.

On March 26, 2004, American Capital Ventures, L.L.C. as the lender, amended an agreement with HAT and the Company. The amended agreement calls for repayment of $354,375.00 at an interest rate of 1.5% per month on the unpaid balance. The amended agreement calls for principal payments for half of the unpaid balance and a final payment of $176,146.87. The original loan represented the first installment of a bridge loan of up to $2 million. This bridge loan was to be replaced by a combination of a preferred stock offering and a $4 to $6 million credit facility. There is no expectation by the Company that any further borrowings will take place under this agreement. The Balance due to American Capital Ventures, L.L.C. as of June 30, 2004 was $44,955.41 including principal and interest. (See subsequent events)

On May 6, 2004, ("the Entry Date"), the presiding judge in the Hamilton Aviation bankruptcy case issued an Order Approving Settlement Agreement relating to the agreement reached between Hamilton Aviation, Inc. and HAT for the purchase of certain of Aviations physical assets. The agreement calls for a down payment of $100,000, $73,365.75 of which had already been paid, and monthly payments of $15,000 plus interest at 6% per annum. An additional lump sum payment is to be made by HAT within 60 days of the Entry date plus $50,000 shall be paid on or before each annual anniversary of the Entry Date. The agreement has a reduced payoff provision stipulating that if all payments have been made in a timely manner by the fifth anniversary date of the entry date $1,000,000 will be considered as payment in full, otherwise the amount is to be $1,500,000. The agreement calls for a five year entry date anniversary profit payment equal to one-half of HAT's net profits in excess of 12%, but limited so as to provide no more than a total of all payments due of $1,500,000 plus interest over the five-year term of the agreement. (See Subsequent Events)

5. CONTRACTS IN PROGRESS

At June 30, 2004, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:


Costs incurred on uncompleted                        $ 258,251
contracts
Profit earned to date                                  230,104
                                                     ---------
                                                     $ 488,355
   Less: Billings to date                             (803,092)
                                                     ---------
                                                     ($314,737)
                                                     =========

Included in the accompanying balance sheet at June 30, 2004 under the following caption: Billings in excess of costs and estimated earnings on uncompleted contracts

Billings in excess from above                        $ 314,737
Time and material                                       (9,817)
                                                     ---------
                                         Net         $ 304,920
                                                     =========

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

6. TRADE ACCOUNTS RECEIVABLE

As of June 30,2004, trade accounts receivable consist of the following:

Contracts in progress                                $   339,161
Completed contracts                                    1,908,590
                                                     -----------
                                                     $ 2,247,751

Less: allowance for
doubtful accounts                                        (54,786)
                                                     -----------
                                                     $ 2,192,965


7.  INVENTORY
Inventories consisted of the following:


                 Aircraft parts                $2,968,377

                 JT8D - 15 Engine                 181,177

                                               $3,149,554

8. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred an overall loss since acquiring Hamilton Aerospace in May of 2002. Management has been successful in acquiring other lines of business and has made progress and considers these activities will enable the Company to continue to grow.

9. SUBSEQUENT EVENTS

On July 15, 2004, the Company finalized an agreement to buy 100 percent of the common stock of World Jet Corporation, a privately held aircraft parts sales and brokerage company for $1.55 million in cash and notes and one million shares of restricted common stock. This transaction closed on July 25, 2004 and had an effective date of January 1, 2004.

On July 8, 2004, the Estate Administrator, on behalf of the estate of Hamilton Aviation, Inc., accepted an offer made by HAT calling for satisfaction of all of its obligations under the May 6, 2004 Settlement Agreement by payment of a lump sum of $750,000 on or before September 6, 2004. That payment is to be inclusive of the $150,000 payment previously due on July 6, 2004. HAT must remain current, on all other payments due under the terms of the Settlement Agreement, including without limitation, the $15,000 minimum monthly payments which are due on the 6th day of each month prior to payment in full of the lump sum payment described above.

On July 30, 2004, the Company made final payment to American Capital Ventures, L.L.C. satisfying its obligation under the agreement discussed in Note 4.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Renegade Venture (NEV) Corporation, "Renegade", and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc., "HAT", and World Jet Corporation, "World Jet", that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Renegade, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Renegade, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others relating to our results of operations: competitive factors, shifts in market demand, and other risks and uncertainties, our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy.


                                     PART 1

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on form 10-KSB for 2003. Renegade Venture (Nev.) Corporation ("Renegade") is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol RDVN. On May 2, 2002, Renegade acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MROM") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. On July 25, 2004 Renegade acquired 100 percent of the common stock of World Jet Corporation, a Nevada corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MROM facilities. Renegade's plan of operation for the immediate future includes seeking and acquiring, if possible, aviation industry related businesses to complement its HAT and World Jet subsidiaries. Additionally, the Company will seek to expand HAT and World Jet by organic growth. Renegade will not limits its search for business combination candidates to any particular geographical area. Management of Renegade will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to increase value for Renegade's shareholders.

Company management has rejected a policy of growth for growth's sake in favor of focusing on profitability and building a good reputation for the Company and its subsidiaries by limiting contracts to those perceived to have a high probability of success. This strategy is also beneficial to the Company's marketing efforts in that a good track record of maintenance and modification contracts, delivered successfully on-time and on-budget, is by far the most potent tool for securing new work contracts; and expedited delivery of parts at a competitive price leads to greater volume of parts sales. In managing its operations, the Company is committed to continuously evaluating the adequacy of its management structure and its existing systems and procedures; including its quality control, financial, and internal controls systems. The Company is focused on maintaining a small, but tightly knit and multi-tasking, highly experienced management team.

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

HAT competes principally on the high quality of its services and its price competitiveness due to its location in the Southwest. Location related benefits include low labor rates; a dry, mild climate enabling HAT to do many MROM projects outdoors; and low overhead. World Jet competes on price competitiveness and expedited delivery of parts. World Jet has spent years acquiring inventories at deep discounts and this inventory is the type HAT uses on a daily basis. World Jet's customer base includes airlines, aircraft leasing companies and MROM facilities. The large aircraft repair business and the aircraft parts sales business are highly competitive. Revenues are sensitive to adverse changes in the air carrier business, with factors such as airline profit levels, changes in fuel costs, average fare levels, and passenger demand. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT's and World Jet's services.

As a holding company, the bulk of our operations are currently and were as of June 30, 2004, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004.


                  RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

The September 11th terrorist attacks carried out against the United
States of America in 2001 have had a severe impact on the aviation industry. As a result of these attacks and the related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their operations, taking more than 20% of their aircraft out of service, either parking them or returning them to leasing companies. This reduction in operations caused the airline industry in general to incur significant losses in 2001, 2002, and 2003 and decreased revenues for MROM facilities that depend significantly on airline customers, which HAT and World Jet do not. While airlines have seen increases and remain hopeful that passenger levels will soon return to pre-September 11th levels, the effect of the terrorist acts, the continued alerts by the U.S. Department of Homeland Security and fears of new terrorist attacks, the U.S.-led invasion of Iraq, high fuel costs and the general state of the economy could quite possibly produce negative impact on the aviation industry.

                              RESULTS OF OPERATIONS

HAT operating revenues consist primarily of service revenues and sales of materials consumed while providing services, net of allowances for returns. World Jet revenues consist primarily of sales of parts. Cost of sales consists primarily of labor, materials and freight charges. Operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including timing of repair orders and payments from large customers, competition from other third-party MROM service providers, the state of the aviation industry and the number of customers seeking services, the impact of fixed pricing on gross margins and our ability to accurately project our costs, our ability to obtain financing and other factors.

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

Operating revenue for the three months ended June 30, 2003 was $4,071,135, which was bolstered by the inclusion of $750,000 in revenue from the sale of an aircraft bought for resale. Operating revenue for the three months ended June 30, 2004 was $4,300,874,which includes a $300,000 engine sale, and represents an increase of 5.6%. Gross profit for the second quarter of 2003 was $715,253 while gross profit for the second quarter of 2004 was $1,600,431. This significant change can be attributed, in part, to about a $174,000 reduction in selling, general and administrative expenses in our HAT subsidiary; a 49% gross margin in our World Jet subsidiary; and a modest markup of only 9% on the aircraft sale in 2003. During the second quarter of 2004, 89.7% of HAT's revenue came from its top five customers, 41.4% of Word Jet's revenue was derived from its top 5 customers.

While the Company aggressively seizes revenue-producing opportunities such as engine sales, management gauges results by looking at what has been the core revenue producing activity to date, the sale of labor hours. In 2004, revenue produced from labor was $2,832,848 as compared with $2,538,424 in 2003. This represents an increase of 11.6%. The comparative costs for all direct labor, including work performed by outside contractors, was $1,202,112 in 2004 compared with $1,430,271 in 2003, representing a 16% decrease in cost. Results in the second quarter, ended June 30, 2004, reflect management's change in focus from growing revenue for the sake of revenue to booking jobs, (fixed-bid in most cases), with the highest potential for increased profitability. As a result of being selective in the work booked, considerable increase in efficiencies was experienced due to a smaller, highly skilled, stable work force.

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of similar high gross profit potential and our continued vigilance at holding down costs will be sustainable for the remainder of 2004. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well.

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

Company SG&A expenses were $781,805 for the second quarter of 2004 and as a percentage of revenues were 18%. The same period in 2003 showed expenses of $865,784, which was 21% as a percentage of revenues. It bears noting that SG&A salaries and labor in our HAT subsidiary were $67,000 lower when compared for the same periods. Our World Jet subsidiary saw revenue drop approximately $46,000 between the first and second quarters of 2004 but, cost of sales also decreased about $170,000 for the same period resulting in a higher gross profit in the second quarter. World Jet also reduced SG&A expense approximately $63,000 from the first quarter of 2004 to the second quarter of 2004.

Interest expense for the Company, during the second quarter of 2004, was $59,459 absent the interest related to factoring the invoices of one of our customers. The interest expense related to that factoring is passed on to our customer and is offset by interest income.


The following tables depict our results of operations for the second quarter of 2004 and for the second quarter of 2003 on a consolidated basis, on a stand-alone basis for HAT and World Jet (2004 only).


-----------------------------------------------------------------------------------------------------
Second Quarter                       2003                                   2004
-----------------------------------------------------------------------------------------------------
                           Renegade          HAT            Renegade         HAT           World Jet
                        Consolidated     Stand-Alone     Consolidated    Stand-Alone      Stand-Alone
-----------------------------------------------------------------------------------------------------
Revenues                 $ 4,071,135     $ 4,071,135     $ 4,300,874     $ 3,083,528     $   743,721
---------------------    -----------     -----------     -----------     -----------     -----------
Cost of sales             (3,355,881)     (3,355,881)     (2,700,443)     (2,133,777)       (377,292)
---------------------    -----------     -----------     -----------     -----------     -----------
Expenses                    (865,786)       (634,975)       (781,805)       (460,823)       (172,072)
---------------------    -----------     -----------     -----------     -----------     -----------
Pre tax                  ($  150,532)    $    80,279     $   818,626     $   514,346     $   194,357
Operating Profit
(Loss)
---------------------    -----------     -----------     -----------     -----------     -----------


                         LIQUIDITY AND CAPITAL RESOURCES
Liquidity

As of June 30, 2004, we had outstanding indebtedness of approximately $3,554,000, the bulk of which is due for three items: First, the amount remaining due under the agreement for the purchase of Hamilton Aviation's assets, $1,374,425; second, $1,550,000 represents the amount owing relative to the purchase of World Jet ($1,250,000 was being held in an escrow account at June 30, 2004); and third, a note in the amount of $454,000, representing bonuses payable at our World Jet facility. Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Our ability to repay our indebtedness is dependent on several factors: our continued ability to secure high profit margin jobs, more fully utilizing our capacities, creating a higher bottom line and consequently more cash; and our ability to establish revolving credit lines, which we can draw on as needed.

On May 26, 2004, the Company entered into a private placement agreement with Barron Partners, LP. Under the terms of the private placement, Barron Partners purchased restricted common stock at a price of $.34 per share, and for each share purchased received .75 warrants to purchase an additional share at $.68 per share plus .75 warrants to purchase an additional share at $1.36 per share. If all of the warrants are exercised at their full purchase price, Barron Partners will acquire a total of 24,000,000 shares of the Company's common stock in exchange for a total of $17,952,000 in equity funding. During the second quarter, ending June 30, 2004, the Company received funds in the amount of $3,264,000 as the result of this agreement.

The Company's indebtedness will require the dedication of a portion of our future cash flow from operations to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations and future business opportunities.

Changes in the Company's Balance Sheet for the quarter ended June 30, 2004 were substantial. These significant changes were largely the result of three events:

     1.   The purchase of the assets of Hamilton Aviation
     2.   The purchase of World Jet Corporation.
     3.   The private placement agreement with Barron Partners, LP.

Total assets increased from $3,270,429 as of March 31, 2004, to $10,279,594 at June 30, 2004. Significant increases for the period were:

          Cash on hand increased $347,648.

          Accounts receivable showed an increase of $528,466.

          Inventory experienced an increase of $2,574,507.

          Property, plant and equipment increased $1,172,942.

          Funds held in escrow, a new account, had a $1,650,535 balance at June 30, 2004.

During the second quarter of 2004, total liabilities increased from $3,381,890 at March 31, 2004 to $6,301,151, primarily due to:

          An overall change in Notes Payable was $3,002,914 and was the result of payoffs of obligations coupled with the purchase of Hamilton Aviation resulting in a note payable of $1,374,425 and the purchase of World Jet adding $2,004,000.

          Decreases in accrued liabilities of approximately $342,000 and in billings in excess of costs and estimated earnings on contracts in progress of $146,000.

Cash

As of June 30, 2004, we had $367,691 in cash on hand and approximately $2,102,000 in collectible receivables after eliminating receivables that are part of factoring arrangements. In the past, we have relied upon borrowings under the secured bridge facility, financing of our receivables and cash provided by operations, to meet our working capital requirements however, management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

Secured Bridge Facility

On December 15, 2002 American Capital Ventures LLC agreed, subject to due diligence, to provide the company with financing of up to $6 million. On March 1, 2003, Hamilton Aerospace and the Company signed a secured promissory note with American Capital Ventures, L.L.C. as the lender. This agreement was amended on March 26, 2004. The agreement now calls for the repayment of $334,375.00 at an interest rate of 1.5% per month on the unpaid balance. The amended agreement calls for principal payments for half of the unpaid balance and a final payment of $176,146.87. At June 30, 2004, the balance due American Capital Ventures LLC including principal and interest was $44,956. Originally, this loan was to represent the first installment of a bridge loan of up to $2 million. There is no expectation by the Company that any further borrowings will take place under this agreement. Subsequent to the end of the second quarter of 2004, on July 30, 2004, this loan was fully paid and all obligations there under satisfied.


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

REVENUE RECOGNITION. We recognize revenues related to engine overhaul services when we ship the overhauled engine. Revenues from fixed-fee contracts for MROM sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. Revenues from time and material contracts are recognized as the services are performed. Revenues from part sales are recognized when parts are shipped.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Renegade Venture (Nev.) Corporation, a Nevada corporation and Hamilton Aerospace Technologies, Inc., a Delaware corporation, plaintiff v. Corwin Foster, and Jane Doe Foster, husband and wife; Seajay Holdings, LLC, a Michigan Limited Liability Company; defendants was filed on June 29, 2004, in United States District Court for the District of Arizona. The Company, as plaintiff asks for the return of 1,500,000 shares of common stock of Renegade, interest on the fair market value of the said shares, as may be proven at trial, at the rate of 10% per annum, reasonable attorneys fees and costs, and after-accruing attorneys fees and after accruing costs.

ITEM 5. OTHER ITEMS

On May 17, 2004, the officers of the Company appointed, in accordance with the Company Articles of Incorporation and By-Laws, Alan Mason and Lawrence Mulcahy to the board of directors for a term of one year.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits
          --------
10        Order Approving Settlement Agreement

10.1      Settlement Agreement between Hamilton Aviation, Inc.
          and Hamilton Aerospace Technologies, Inc.

31.1      Certification of Principal Executive Officer, Mr. Ian
          Herman

31.2      Certification of President and Chief Operating
          Officer, Mr. John B. Sawyer

31.3      Certification of Principal Financial Officer, Ms.
          Patricia Graham

32.1      Certification of Mr. Ian M. Herman

      (b) Reports on Form 8-K

None




                                   SIGNATURES
In accordance with the requirements of the Exchange act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.


Date: August 14, 2004


                                             RENEGADE VENTURE (NEV.) CORPORATION


                                             By:  /s/  Ian Herman
                                             -----------------------------------
                                             Ian Herman
                                             Chief Executive Officer
                                             And Chief Financial Officer