Form 10QSB/A
period 2004-06-30
RENEGADE VENTURE NEV CORP
filed 2004-08-19
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                       RENEGADE VENTURE (NEV) CORPORATION
                           Consolidated Balance Sheet
                       December 31, 2003 and June 30, 2004



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2003             2004
                                                     (audited)       (unaudited)
                                                   ------------    -------------

CURRENT LIABILITIES
Notes payable - short term                         $    798,862    $    505,703
Notes payable - related party                                         2,004,000
Accounts payable - trade                              1,691,853       1,093,935
Accounts payable - related party                         71,827
Due to factor                                           394,391          54,217
Customer deposits                                        27,800           2,800
Billings in excess of costs and estimated
  earnings on contracts in progress                     323,686         304,920
Accrued liabilities                                     688,518         890,616
Commitments & contingencies                             400,535         400,535
                                                   ------------    ------------

  TOTAL CURRENT LIABILITIES                        $  4,397,472    $  5,256,726

LONG-TERM LIABILITIES
Notes payable - long term portion                                     1,044,425
                                                   ------------    ------------

  TOTAL LONG-TERM LIABILITIES                                         1,044,425
                                                   ------------    ------------

  TOTAL LIABILITIES                                   4,397,472       6,301,151
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



                                          RENEGADE VENTURE (NEV) CORPORATION
                                         Consolidated Statement of Operations
                               For the Three and Six Months Ended June 30, 2003 and 2004
                                                      (unaudited)

                                                   Three Months ended June 30,          Six Months ended June 30,
                                                    2003               2004              2003                2004
                                                -----------        -----------        -----------        -----------
Net sales                                       $ 4,071,135        $ 4,300,874        $ 7,519,360        $ 8,586,905

Cost of sales                                    (3,355,881)        (2,700,443)        (6,174,549)        (5,601,714)
                                                -----------        -----------        -----------        -----------

Gross profit                                        715,254          1,600,431          1,344,811          2,985,191

Selling, general and administrative expense        (865,784)          (781,805)        (1,567,269)        (1,617,404)
                                                -----------        -----------        -----------        -----------
Gain (loss) from operations                        (150,530)           818,626          (222,458)         1,367,787

Other income (expense):
     Interest income                                 87,654             31,271            125,293             61,392
     Interest expense                              (181,543)           (89,819)          (239,677)          (184,813)
     Discounts taken                                                    12,536                                14,273
     Miscellaneous expense                          (13,928)            (1,578)           (15,481)            (9,084)
     Miscellaneous income                             5,318              2,583             10,509              2,583
     Gain on renegotiation of contract                                 224,654                               537,308
     Penalties                                     (127,422)          (154,706)          (160,481)          (190,512)
                                                -----------        -----------        -----------        -----------
Pre-tax net income                                                      843,567                            1,598,934

Income tax without carryforward                                        (345,593)                            (655,051)

Reduction from carryforward of NOL                                      345,593                              655,051
                                                -----------        -----------        -----------        -----------

Net profit (loss)                               $  (380,450)       $   843,567        $  (502,295)       $ 1,598,934
                                                ===========        ===========        ===========        ===========

Net profit (loss) per share *                         (0.04)              0.03              (0.05)              0.06
Net profit (loss) per share **                  $     (0.04)       $      0.02        $     (0.05)       $      0.04
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


                                          RENEGADE VENTURE (NEV) CORPORATION
                                         Consolidated Statement of Cash Flows
                               For the Three and Six Months Ended June 30, 2003 and 2004
                                                      (unaudited)

                                                            Three Months ended June 30,          Six Months ended June 30,
                                                               2003             2004              2003               2004
                                                           -----------       -----------       -----------       -----------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                      $  (380,450)      $   843,567       $  (502,295)      $ 1,598,934

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation                                                28,395            75,954            54,701           114,464
    Allowance for Doubtful Accounts                                                  509                                 509
    Inventory write downs                                                         55,208                             102,083
    Gain from renegotiation of contract                                         (224,654)                           (537,308)
    Expenses paid with stock                                    33,000            17,478            51,000            46,959

Changes in Assets and Liabilities:
    Accounts receivable                                       (966,235)           (5,277)       (1,749,549)           (3,039)
    Prepaid expenses                                           (62,610)           45,801             5,234            79,523
    Costs and estimated earnings in excess of
        billings on contracts in progress                       28,400                              14,200
    Inventory                                                                   (926,033)                         (1,224,620)
    Assets held for sale                                      (965,250)                           (965,250)
    Restricted Funds                                                          (1,650,700)                         (1,650,945)
    Other current assets                                      (161,705)          (11,140)          (74,293)          (30,736)
    Other non-current assets                                  (113,366)                           (116,366)
    Accounts payable-trade                                   1,531,674          (256,711)        1,813,238            (7,959)
    Accounts payable-related party                              58,389                                                56,737
    Due to factor                                              473,249           (87,510)          581,984          (139,123)
    Customer deposits                                           20,000           (25,000)           20,000           (25,000)
    Billings in excess of cost and estimated
       earnings on contracts in progress                       157,463          (146,362)           84,112           (18,766)
    Income tax payable                                                           102,882                            (463,690)
    Commitments and contingencies                              400,535                             400,535
    Accrued liabilities                                        237,976          (512,302)          481,521          (360,924)

Net cash provided by/(used for) operating
activities                                                     319,465        (2,704,290)           98,772        (2,462,899)

Cash flows from investing activities:
    Purchase of property, plant and equipment                  (32,157)       (1,197,944)          (40,761)       (1,238,387)

Net cash used for investing activities                         (32,157)       (1,197,944)          (40,761)       (1,238,387)

Cash flows from financing activities:
    Notes payable                                              575,211           750,363           526,273           206,311
    Notes payable - related party                             (465,938)          (40,565)         (165,938)          (40,565)
    Issuance of stock                                         (400,535)            9,600          (400,535)            9,600
    Paid in capital                                                            3,009,600                           3,009,600
    Note receivable
                                                                                 270,450                             278,595
    Note receivable - related party                                                                                    6,400
    Treasury stock                                             (16,667)                            (16,667)

Net cash provided by/(used for) financing
activities                                                    (307,929)         3,999,448          (56,867)        3,469,941


Net increase in cash and cash equivalents                      (20,621)           97,214             1,144          (231,345)
Cash and cash equivalents at beginning of period                23,656           270,477             1,891           599,036

Cash and cash equivalents at end of period                       3,035           367,691             3,035           367,691
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


-----------------------------------------------------------------------------------------------------
Second Quarter                       2003                                   2004
-----------------------------------------------------------------------------------------------------
                           Renegade          HAT            Renegade         HAT           World Jet
                        Consolidated     Stand-Alone     Consolidated    Stand-Alone      Stand-Alone
-----------------------------------------------------------------------------------------------------
Revenues                 $ 4,071,135     $ 4,071,135     $ 4,300,874     $ 3,083,528     $   743,721
---------------------    -----------     -----------     -----------     -----------     -----------
Cost of sales             (3,355,881)     (3,355,881)     (2,700,443)     (2,108,359)       (377,292)
---------------------    -----------     -----------     -----------     -----------     -----------
Expenses                    (865,784)       (634,975)       (781,805)       (460,823)       (172,072)
---------------------    -----------     -----------     -----------     -----------     -----------
Pre tax                  ($  150,530)    $    80,279     $   818,626     $   514,346     $   194,357
Operating Profit
(Loss)
---------------------    -----------     -----------     -----------     -----------     -----------


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)       Exhibits
          --------
10        Order Approving Settlement Agreement *

10.1      Settlement Agreement between Hamilton Aviation, Inc.
          and Hamilton Aerospace Technologies, Inc. *

31.1      Certification of Principal Executive Officer, Mr. Ian
          Herman

31.2      Certification of President and Chief Operating
          Officer, Mr. John B. Sawyer

31.3      Certification of Principal Financial Officer, Ms.
          Patricia Graham

32.1      Certification of Mr. Ian M. Herman


*         Previously filed with 10-QSB on August 16, 2004

      (b) Reports on Form 8-K

None




                                   SIGNATURES
In accordance with the requirements of the Exchange act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.


Date: August 17, 2004


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