Form 10QSB
period 2004-09-30
RENEGADE VENTURE NEV CORP
filed 2004-11-15
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
        For Quarter Ended September 30, 2004 Commission File No. 0-28575



                      RENEGADE VENTURE (NEV.) CORPORATION
                -----------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period `that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [ x ] No [ ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2004 are as follows:


     Class of Securities                              Shares Outstanding
-----------------------------                         ------------------
Common Stock, $.001 par value                             30,650,386

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Consolidated Balance Sheets:

         As of December 31, 2003 (audited) and September 30, 2004
          (unaudited)    ..................................................  3

         Consolidated Statements of Operations:

         For the three and nine months ended September 30, 2003 and
          2004 (unaudited)    .............................................  5

         Consolidated Statement of Changes in Stockholders' Equity:

         For the year ended December 31, 2003 and nine months ended
          September 30, 2004 (unaudited)...................................  6

         Consolidated Statements of Cash Flows:

         For the nine-month period ended September 30, 2004 and 2003
          (unaudited)    ..................................................  7

         Notes to Financial Statements (unaudited)    .....................  8


Item 2.  Management's Discussion and Analysis or Plan of Operation    ..... 15

Item 3.  Controls and Procedures    ....................................... 21


                           PART II. OTHER INFORMATION


Item 5. Other Information       ........................................... 22

Item 6. Exhibits   ........................................................ 22

         Signatures    .................................................... 22

         Certifications

ITEM 1. FINANCIAL STATEMENTS.


                       RENEGADE VENTURE (NEV) CORPORATION
                           Consolidated Balance Sheet
                    December 31, 2003 and September 30, 2004


                                     ASSETS
                                                       2003          2004
                                                     (audited)    (unaudited)
                                                     ----------   -----------
CURRENT ASSETS
Cash and cash equivalents                            $    8,680   $  677,890
Accounts receivable                                   1,612,945    2,343,017
Note receivable                                           6,400      149,667
Costs and estimated earnings on
uncompleted contracts in excess of billings                          137,382
Inventory                                               570,794    3,289,420
Funds in Escrow                                                      476,354
Other current assets                                    392,407      366,676
                                                     ----------   ----------

  TOTAL CURRENT ASSETS                               $2,591,226   $7,440,406

Property, plant and equipment                           532,388    1,612,321
Investment                                                            25,000
Goodwill                                                             597,724
Other non-current assets                                122,167      126,328
                                                     ----------   ----------

  TOTAL ASSETS                                       $3,245,781   $9,801,779
                                                     ==========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.



                            RENEGADE VENTURE (NEV) CORPORATION
                                 Consolidated Balance Sheet
                           December 31, 2003 and September 30, 2004


                              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              2003                      2004
                                                           (audited)                 (unaudited)
                                                          -----------                -----------
CURRENT LIABILITIES
Notes payable - short term                                $   798,862                $   109,696
Notes payable - related party                                                            417,000
Accounts payable - trade                                    1,691,853                  1,573,398
Accounts payable - related party                               71,827
Due to factor                                                 394,391
Customer deposits                                              27,800                     27,000
Billings in excess of costs and estimated
  earnings on contracts in progress                           323,686
Accrued liabilities                                           688,518                    927,323
Income taxes payable                                                                     311,182
Commitments and contingencies
Shares subject to mandatory redemption                        400,535                    400,535
                                                          -----------                -----------

  TOTAL CURRENT LIABILITIES                               $ 4,397,472                $ 3,766,134

LONG-TERM LIABILITIES
Notes payable - long term portion
                                                          -----------                -----------

  TOTAL LONG-TERM LIABILITIES
                                                          -----------                -----------

  TOTAL LIABILITIES                                         4,397,472                  3,766,134
                                                          ===========                ===========



STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares
  authorized 14,680,000 and 30,650,386 shares
  issued 2003 and 2004 and 14,680,000 and
  30,650,386 shares outstanding 2003 and 2004                  18,110                     31,280
Additional paid-in capital                                  2,412,123                  6,976,700
Deferred compensation                                        (332,000)
Contributed capital                                           620,289                    620,289
Retained earnings                                          (3,870,213)                (1,592,624)
                                                          -----------                -----------

  Total paid-in capital and accumulated deficit            (1,151,691)                 6,035,645

                                                          -----------                -----------

  TOTAL STOCKHOLDERS' EQUITY                               (1,151,691)                 6,057,253
                                                          ===========                ===========


  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 3,245,781                $ 9,801,779
                                                          ===========                ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.




                                             RENEGADE VENTURE (NEV) CORPORATION
                                            Consolidated Statement of Operations
                            For the Three and Nine Months Ended September 30, 2003 and 2004
                                                       (unaudited)


                                                 Three Months ended September 30,         Nine Months ended September 30,
                                                    2003                 2004                2003                2004
                                                 ------------        ------------        ------------        ------------

Net sales                                        $  5,091,825        $  8,112,082         $12,611 185        $ 16,698,987

Cost of sales                                      (4,465,474)         (6,208,825)        (10,640,024)        (11,810,539)
                                                 ------------        ------------        ------------        ------------

Gross profit                                          626,351           1,903,257           1,971,161           4,888,448

Selling, general and administrative
expense                                            (1,454,328)         (1,787,144)         (3,021,597)         (3,404,548)
                                                 ------------        ------------        ------------        ------------
Penalties                                             (19,976)            (21,255)           (156,277)           (211,767)
                                                 ------------        ------------        ------------        ------------

Gain (loss) from operations                          (847,953)             94,858          (1,206,713)          1,272,133

Other income (expense):
     Interest income                                   62,063               3,159             187,356              64,551
     Interest expense                                (113,788)            (50,765)           (377,646)           (235,578)
     Discounts taken                                                       13,271                                  27,544
     Miscellaneous expense                             (1,643)                                (17,124)             (9,084)
     Miscellaneous income                                   5              10,938              10,513              13,521
     Gain on renegotiation of contracts                                   607,194                               1,144,502
                                                 ------------        ------------        ------------        ------------
Pre-tax net income                                   (901,316)            678,655          (1,403,613)          2,277,589

Income tax without carryforward                                          (278,031)                              (933,083)

Reduction from carryforward of NOL                                        278,031                                 933,083
                                                 ------------        ------------        ------------        ------------

Net profit (loss)                                $   (901,316)       $    678,655        $ (1,403,613)       $  2,277,589
                                                 ============        ============        ============        ============

Net profit (loss) per share                             (0.06)               0.02               (0.10)               0.10
Net profit (loss) per share, Fully diluted       $      (0.06)       $       0.02        $      (0.10)        $      0.09
                                                 ============        ============        ============        ============


          The accompanying notes are an integral part of these condensed consolidated financial statements.



                                    RENEGADE VENTURE (NEV.) CORPORATION
                         Consolidated Statement of Changes in Stockholder's Equity
             For the Year Ended December 31, 2003 and the Nine Months Ended September 30, 2004


                                                                 Additional     Contributed       Deferred
                                                                  Paid-in         Capital       Compensation
                                           Common Stock           Capital
                                            Shares              Amount           Amount             Amount           Amount

Balance at December 31, 2002              18,980,000            19,360         1,904,075           520,289           (66,000)

Activity through March 31, 2003
    Shares issued                             50,000                50            14,950
    Shares returned                          (50,000)              (50)               50
    Compensation expensed                                                                                             18,000

Activity through June 30, 2003
    Compensation expensed                                                                                             18,000

Activity through September 30,
2003
    Shares issued                          5,610,000             5,610           (16,440)
    Shares returned                       (1,560,000)           (1,560)          531,390                            (320,000)
    Compensation expensed                                                                                             18,000
    No stock held in Treasury  *                                                (114,000)

Activity through December 31,
2003
     Shares issued                         2,800,000             2,800           501,200           100,000
                                         -----------       -----------       -----------       -----------       -----------

Balance at December 31, 2003              25,830,000            26,210         2,821,225           620,289          (332,000)

Activity through March 31, 2004
     Compensation expensed                                                                                            12,000

Activity through June 30, 2004
     Shares issued                         9,600,000             9,600         3,009,600
     Shares returned                        (250,000)                           (392,435)
     Shares returned                      (8,100,000)           (8,100)          (16,667)
     Shares pledged (World Jet)                                  1,000           499,000

Activity through September 30,
2004
      Shares issued (World Jet)            1,000,000
      Shares vested                        2,570,386             2,570         1,055,977                             320,000
                                         -----------       -----------       -----------       -----------       -----------

Balance at September 30, 2004             30,650,386            31,280         6,976,700           620,289                 0

* shown as Treasury Stock
at December 31, 2002


     Note: The Board of Directors has voided, due to lack of consideration, 1,500,000 shares of common stock issued to Seajay Holding Company, Inc. On
     June 29, 2004, the Board, through its attorney, filed suit to recover these 1,500,000 shares. There have been no entries in the accompanying financial statements related to the voiding of the Seajay stock.






                                           RENEGADE VENTURE (NEV) CORPORATION
                                          Consolidated Statement of Cash Flows
                            For the Three and Nine Months Ended September 30, 2003 and 2004
                                                      (unaudited)

                                                                Three Months ended                 Nine Months ended
                                                                  September 30,                       September 30,
                                                             2003              2004               2003              2004
                                                          -----------       ----------        -----------       -----------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                     $  (901,316)      $   678,655       $(1,403,613)      $ 2,277,589

Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                               31,948           101,417            86,649           215,881
    Allowance for Doubtful Accounts                                                                                     509
    Inventory write downs                                                        55,208                             157,291
    Gain from renegotiation                                                    (607,194)                         (1,144,502)
    Expenses paid with stock                                   18,000           355,240            69,000           402,199

Changes in Assets and Liabilities:
    Accounts receivable                                       577,043          (277,478)       (1,172,506)         (280,517)
    Prepaid expenses                                          (49,075)          (77,982)          (43,841)            1,541
    Costs and estimated earnings in excess of
       billings on contracts in progress                     (211,545)         (137,382)         (197,345)
    Inventory                                                                  (210,947)                         (1,435,567)
    Assets held for sale                                      965,250
    Restricted Funds                                          (75,083)        1,250,000           (75,083)         (400,945)
    Other current assets                                       (2,978)            8,913           (77,271)          (21,823)
    Other non-current assets                                  118,523                               2,157
    Accounts payable-trade                                   (729,062)          989,891         1,084,178           981,932
    Accounts payable-related party                            (79,202)                            (79,202)           56,737
    Due to factor                                             266,992            36,671           848,976          (102,452)
    Customer deposits                                         (17,200)           24,200             2,800              (800)
    Billings in excess of cost and estimated
       earnings on contracts in progress                      (84,112)         (304,919)                           (461,067)
    Income tax payable                                                                                             (463,690)
    Shares subject to mandatory redemption                                                        400,535
    Accrued liabilities                                      (352,879)          (94,335)          128,641          (455,259)

Net cash provided by/(used for) operating
activities                                                   (524,697)        1,789,958          (425,925)         (672,941)

Cash flows from investing activities:
    Purchase of property, plant and equipment                (107,571)           (5,727)         (148,331)       (1,244,114)

Net cash used for investing activities                       (107,571)           (5,727)         (148,331)       (1,244,114)

Cash flows from financing activities:
    Notes payable                                             171,010          (934,415)          697,283          (728,104)
    Notes payable - related party                              48,938        (1,485,653)         (117,000)       (1,526,218)
    Issuance of stock                                         437,000             2,115            19,798            11,715
    Paid in capital                                                             946,832                           3,956,432
    Note receivable                                                              (2,911)                            275,684
    Note receivable - related party                                                                                   6,400

Net cash provided by/(used for) financing
activities                                                    656,948        (1,474,032)          600,081         1,995,909

Net increase in cash and cash equivalents                      24,680           310,199            25,824            78,854
Cash and cash equivalents at beginning of period                3,035           367,691             1,891           599,036

Cash and cash equivalents at end of period                     27,715           677,890            27,715           677,890
                                                          ===========       ===========       ===========       ===========


              The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                        7

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

The condensed consolidated financial statements include the accounts of Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT"), Johnstone Softmachine Corporation ("Johnstone"), and World Jet Corporation ("World Jet") collectively, the ("Company"). Renegade acquired HAT and Johnstone on April 30, 2002. As such, the financial statements reflect the accounting activity of HAT since its inception, April 2002. For accounting purposes, the transaction has been treated as an acquisition of Renegade Venture (Nev.) Corporation by HAT and as a recapitalization of Renegade Venture (Nev.) Corporation. The acquisition of 100 per cent of World Jet stock was finalized July 15, 2004, with a transaction date of January 1, 2004. The financial statements reflect the accounting activity of HAT since its inception, April 5, 2002 and of World Jet since January 1, 2004.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is three years; the estimated useful life of all other categories of assets is five years. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred. Property and equipment are reviewed periodically to determine whether any events or circumstances indicate that the carrying amount may not be recoverable. Such review includes estimating future cash flows.

Revenue and Cost Recognition

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Projects are considered substantially complete when all significant elements of the contract have been performed. As of September 30, 2004, there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed.

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. During the year ended December 31, 2003, there were no dilutive securities.


3. STOCK, STOCK OPTIONS AND WARRANTS

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

During the third quarter of 2004, the Company finalized an agreement to award 400,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for professional services to be provided over a two-year period. The effective date of this transaction was May 13, 2004. The Board of Directors determined that the fair value of these shares on the date of grant was $.23 per share.

On September 3, 2004, pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, in exchange for One Million One Hundred Thousand Dollars ($1,100,000.00) the Company sold 2,115,386 shares of the Company's common stock (purchase price of $0.52 per share), class A warrants to purchase 1,057,693 shares of the Company's common stock (exercise price of $1.00 per share), and Class B warrants to purchase 1,057,693 shares of the Company's common stock (exercise price of $1.36 per share).

The Company also issued the following warrants as part of the commissions paid in connection with the above offering: (i) warrants to purchase 158,654 shares of the Company's common stock at an exercise price of $0.52 per share; (ii) warrants to purchase 79,327 shares of the Company's common stock at an exercise price of $1.00 per share; and (iii) warrants to purchase 79,327 shares of the Company's common stock at an exercise price of $1.36 per share.

        Schedule of stock, warrants and options issued and outstanding at
                               September 30, 2004

Common Shares Issued and Outstanding                             30,650,386


Unconverted Warrants issued
                                                        @0.34       720,000
                                                        @0.68     7,740,000
                                                        @1.00     1,057,693
                                                        @1.36     8,797,693
                                                               -------------
                                     Subtotal                    18,315,386


Options issued
                                                        @0.17       900,000
                                                        @0.20       100,000
                                                               -------------
                                     Subtotal                     1,000,000


Options pending under employment contracts              @0.60       330,000
                                                               -------------

                                     Total                        50,295,772

4. TRADE ACCOUNTS RECEIVABLE

As of June 30,2004, trade accounts receivable consist of the following:

                                                   September 30,    December 31,
                                                       2004            2003
                                                    Unaudited

Contracts in progress                              $   733,298      $   487,390
Completed contracts                                  1,653,898        1,136,043
                                                   -----------      -----------

                                                   $ 2,387,196      $ 1,623,433

Less: allowance for doubtful accounts                  (44,179)         (10,488)
                                                   -----------      -----------

                                                   $ 2,343,017      $ 1,612,945
                                                   ===========      ===========

5. CONTRACTS IN PROGRESS

At September 30, 2004, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                                  September 30,   December 31,
                                                     2004           2003
                                                   Unaudited

Costs incurred on uncompleted contracts           $ 346,509       $ 152,225
Profit earned to date                               297,672         193,741
                                                  ---------       ---------

                                                  $ 644,181       $ 345,966
   Less: Billings to date                          (295,366)       (719,000)
                                                  ---------       ---------

                                                  $ 348,815       $(373,034)
                                                  =========       =========

Included in the accompanying balance sheet at September 30, 2004 under the following caption: Costs and estimated earnings in excess of billings on uncompleted contracts


                                                           2004          2003
                                                         Unaudited

Costs and estimated earnings in excess from above        $ 348,815    $ 373,034
Time and material, advance billed                         (211,433)     (49,348)
                                                         ---------    ---------

                                        Net              $ 137,382    $ 323,686
                                                         =========    =========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.


6.  INVENTORY

Inventories consisted of the following:

                                                 September 30,     December 31,
                                                     2004              2003
                                                  Unaudited

Aircraft parts                                   $3,090,500        $  570,794

Engine, A/C held for salvage                        198,920
                                                 ----------        ----------

                                                 $3,289,420        $  570,794
                                                 ==========        ==========


7. PROPERTY AND EQUIPMENT

                                                 September 30,      December 31,
                                                     2004              2003
                                                  Unaudited

Land and improvements                             $   25,094        $   25,094
Buildings and improvements                           177,326           123,313
Vehicles                                              70,328            45,040
Machinery and equipment                            1,787,104           458,827
                                                  ----------        ----------
      Sub Total                                   $2,059,852        $  652,274

Less accumulated depreciation                        447,531           119,886
                                                  ----------        ----------

Property and equipment, Net                       $1,612,321        $  532,388
                                                  ==========        ==========


During 2004 and 2003 depreciation expense was $211,226 and $111,903 respectively. World Jet had $111,655 in pre-2004 depreciation when acquired)

8. GAIN ON RENEGOTIATION OF CONTRACT

On July 8, 2004, the Estate Administrator, on behalf of the estate of Hamilton Aviation, Inc., accepted an offer made by HAT calling for satisfaction of all of its obligations under the May 6, 2004 Settlement Agreement by payment of a lump sum of $750,000 on or before September 6, 2004. Hat made this final lump sum payment and the resulting excess liabilities have been recognized as a gain during the quarter ended September 30, 2004.

9. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. After the acquisition of HAT, the Company had incurred losses in April of 2002 through December 2003. Since HAT is now profitable, Renegade can, if necessary, meet its financial requirements internally. Management is also interested in securing additional funding for the purpose of certain productivity improving or synergistic acquisitions and other asset-based business opportunities. The Company is currently pursuing additional capital for growth and strategic plan implementation. The Company has filed a registration statement with the United States Securities and Exchange Commission in pursuit of meeting these requirements. Management has been successful in acquiring other lines of business and has made progress and considers these activities will enable the Company to continue to grow.

10. SUBSEQUENT EVENTS

On October 26, 2004, the Company held its 2003 annual meeting. The stockholders voted to increase the authorized shares of common stock from 50,000,000 to 100,000,000. The Stockholders also ratified an amendment to the Company's Certificate of Incorporation to change the corporate name from Renegade Venture (Nev.) Corporation to Global Aircraft Solutions, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Renegade Venture (NEV) Corporation, "Renegade", and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc., "HAT", and World Jet Corporation, "World Jet", that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Renegade, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Renegade, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others relating to our results of operations: competitive factors, shifts in market demand, and other risks and uncertainties, our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy.


                                     PART 1

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on form 10-KSB for 2003. Renegade Venture (Nev.) Corporation ("Renegade") is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol RDVN. On May 2, 2002, Renegade acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MROM") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. On July 25, 2004 Renegade acquired 100 percent of the common stock of World Jet Corporation, a privately owned Nevada corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MROM facilities.

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

In the United States, the federal Aviation administration (FAA) regulates the manufacture, repair, overhaul and operation all aircraft and aircraft equipment operated in the U.S. The FAA must certify each authorized repair station, and certified facilities are issued an Air Agency Certificate. Each certificate contains rating and limitations that specifically authorize the repair station to only perform certain types of services on specific makes and models of aircraft. Aircraft maintenance and modification is a highly regulated industry, and a good working relationship with the FAA is essential to the successful operation of an FAA-approved Repair Station such as HAT. The policy of HAT management is to work closely and proactively with the FAA, which has resulted in the very positive relationship needed to insure that when significant issues do occasionally arise between HAT and the FAA they are addressed in a reasonable and constructive nature.

World Jet is a seller/broker of aircraft parts which is not an operation or activity which is regulated by the FAA or any other governing body or governmental agency; however, any aircraft parts sold by World Jet must be accompanied by documentation verifying that such part is traceable to either an FAA approved manufacturer, overhaul or repair facility, or an FAA certificated operator. In furtherance of satisfying customers that World Jet does sell and broker parts that are traceable to FAA certification, World Jet voluntarily participates in the Airline Suppliers Association which requires an annual audit of suppliers of aircraft parts to verify that such supplier maintains the proper traceability documents, properly tags aircraft parts in support of such traceability and maintains proper packaging and storage of aircraft parts. In addition to the foregoing, World Jet also certifies to each customer that any part or material sold was not involved in any incident and is not government surplus.

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

As a holding company, the bulk of our operations are currently and were as of September 30, 2004, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004.

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

                              RESULTS OF OPERATIONS

HAT operating revenues consist primarily of service revenues and sales of materials consumed while providing services. World Jet revenues consist primarily of sales of aircraft parts. Cost of sales consists primarily of labor and materials, cost of parts and freight charges. Operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including timing of repair orders and payments from large customers, competition from other third-party MROM service providers, the state of the aviation industry and the number of customers seeking services, the impact of fixed pricing on gross margins and our ability to accurately project our costs, our ability to obtain financing and other factors.

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

Operating revenue for the three months ended September 30, 2003 was $5,091,825, which was bolstered by the inclusion of $2,200,000 in revenue from the sale of aircraft bought for resale. Operating revenue for the three months ended September 30, 2004 was $8,112,082, a 59% increase over 2003. The following table indicates the major sources of these revenues:

                 Revenue breakdown 3rd                           Revenue breakdown 3rd
                 Quarter, 2004                                   Quarter, 2003
                                             (millions)                                     (millions)

    HAT          MRO activity                   $3.618           MRO activity                 $2.674
                 AC Sales, commissions          $2.875           AC Sales, commissions        $2.200

    World Jet    Part Sales                     $1.894           Part Sales                      N/A
                   Intercompany                  (.524)          Intercompany                    N/A

    Renegade     Mesa manpower contract         $ .166           Mesa manpower contract       $  .081

Operating revenues increased 32% when World Jet, which was not part of the Company until January 1, 2004, is eliminated from the calculation. Gross profit for the third quarter of 2003 was $626,351 while gross profit for the third quarter of 2004 was $1,903,257, over a 200% increase. World Jet revenues were $1,153,128 in the third quarter of 2003 and $1,893,902 in the third quarter of 2004, a 64% increase; additionally, third quarter 2004 revenue increased over first half 2004 revenue by 23%. During the third quarter of 2004, 73.2% of HAT's MRO activity revenue came from its top five customers, 48% of Word Jet's revenue, after intercompany eliminations, was derived from its top 4 customers.

While the Company aggressively seizes revenue-producing opportunities such as aircraft sales, management gauges results by looking at what has been the core revenue producing activity to date, the sale of labor hours. In the third quarter of 2004, revenue produced from labor was $2,915,735 as compared with $1,886,763 the third quarter of 2003. This represents an increase of 55%. The comparative costs for all direct labor, including work performed by outside contractors, was $1,624,545 in the third quarter of 2004 compared with $1,091,156 for the same period in 2003, representing a 49% increase in cost. All direct labor costs were 58% of sales in third quarter of 2003 compared with 56% in the third quarter of 2004. Results in the third quarter, ended September 30, 2004, continue to reflect management's change in focus from growing revenue for the sake of revenue to booking jobs, (fixed-bid in most cases), with the highest potential for increased profitability. However, during the third quarter, management elected to seize several unique opportunities that have and will continue, in all likelihood, to substantially increase the volume of activity at HAT. During the first three quarters of 2004, as a result of being selective in the work booked, considerable increase in efficiencies was experienced due to a smaller, highly skilled, stable work force. A substantial sudden increase in volume, such as HAT is currently undergoing, can be expected to have a temporary impact on efficiencies but management is confident that timely adjustment to the increased volume will be made and profitability will benefit over time.

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

Company SG&A expenses were $1,787,144 for the third quarter of 2004 and as a percentage of revenues were 22%. The same period in 2003 showed SG&A expenses of $1,454,328, which was 29% as a percentage of revenues. During the third quarter of 2004, SG&A expenses at our HAT subsidiary increased approximately $300,000 due to commissions related to aircraft sales transactions and increased $320,000 at Renegade for the expenses incurred in the vesting of shares granted under employment agreements. World Jet SG&A expense decreased as a percentage of sales from 23% to 12% from second quarter of 2004 to third quarter of 2004.
Interest expense for the Company, during the third quarter of 2004, was $50,765.

The following tables depict our results of operations for the third quarter of 2004 and for the third quarter of 2003 on a consolidated basis, on a stand-alone basis for HAT and World Jet (2004 only).


Third Quarter                                 2003                                  2004
                                 Renegade                HAT              Renegade                  HAT         World Jet
                               Consolidated          Stand-Alone        Consolidated            Stand-Alone     Stand-Alone
                               ------------          -----------        ------------            -----------     -----------
Revenues                       $ 5,091,825             $5,007,273       $8,112,082              $6,576,012      $ 1,893,902
Cost of sales                 (  4,465,474)           ( 4,397,250)      (6,208,825)             (5,153,586)      (1,486,416)
Expenses                      (  1,474,308)           (   842,544)      (1,808,399)             (  918,956)
                                                                                                                   (227,336)
Pre tax Operating Profit      ($   847,953)           ($  232,521)       $  94,858              $  503,470      $   180,150
(Loss)



                         LIQUIDITY AND CAPITAL RESOURCES
Liquidity

As of September 30, 2004, we had outstanding indebtedness of $526,696 represented by three items: First, $300,000 represents the amount owing relative to the purchase of World Jet; second, a note in the amount of $117,000, representing bonuses payable at our World Jet facility and third, a short-term borrowing by our World Jet facility of $109,696. It should be noted that included in our accrued liabilities is $300,000 that represents payroll taxes, interest and penalties due to the Internal Revenue Service for the second quarter of 2004. (All other quarterly payments to IRS are current. A payment plan arrangement with IRS that should eliminate this obligation by the end of the fourth quarter of 2004 has been established). Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Our ability to repay our indebtedness is dependent on several factors: our continued ability to secure high profit margin jobs, more fully utilizing our capacities, creating a higher bottom line and consequently more cash; and our ability to establish revolving credit lines, which we can draw on as needed.

On September 3, 2004, pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, in exchange for One Million One Hundred Thousand Dollars ($1,100,000.00) the Company sold 2,115,386 shares of the Company's common stock (purchase price of $0.52 per share), class A warrants to purchase 1,057,693 shares of the Company's common stock (exercise price of $1.00 per share), and Class B warrants to purchase 1,057,693 shares of the Company's common stock (exercise price of $1.36 per share). The Company received $949,000 during the third quarter of 2004 as a result of this transaction.

Changes in the Company's Balance Sheet for the quarter ended September 30, 2004 were meaningful. These changes were largely the result of three events:

     1. The use of $1,250,000 of funds held in escrow to satisfy terms related to the purchase of World Jet Corporation.

     2. A renegotiated lump-sum payment of $750,000 to satisfy the debt associated with the purchase of the assets of Hamilton Aviation.

     3.   The private placement agreement discussed in the preceding paragraph.

Total assets decreased from $10,279,594 at June 30, 2004 to $9,801,779 at September 30, 2004. Significant increases for the period were:

         Cash on hand increased $310,199.

         Accounts receivable showed an increase of $150,052.

         Funds held in escrow decreased $1,250,000.

During the third quarter of 2004, total liabilities decreased from $6,301,151 at June 30, 2004 to $3,766,134 at September 30, 2004, primarily due to:

         A reduction in Notes Payable of $3,027,432 that was the result of payoffs of obligations coupled with renegotiation of lump-sum payment terms related to the purchase of Hamilton Aviation resulting in a gain of $607,194.

         Accounts Payable increased over the second quarter of 2004 by $479,463.

Cash

As of September 30, 2004, we had $677,890 in cash on hand and approximately $2,343,017 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

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

USE OF ESTIMATES. Management's Discussion and Analysis of Financial Condition or Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates these estimates on an on-going basis, including those related to estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, future cash flows in support of long lived assets, medical benefit accruals, and the estimated fair values of facilities under capital leases. Management bases its estimates on historical experience and on various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.


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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER ITEMS

None

ITEM 6. EXHIBITS

--------------------- -------------------------------------------------------
(a)      Exhibits
--------------------- -------------------------------------------------------

--------------------- -------------------------------------------------------
31.1                  Certification of Principal Executive Officer, Mr. Ian
                      Herman
--------------------- -------------------------------------------------------
31.2                  Certification of President and Chief Operating
                      Officer, Mr. John B. Sawyer
--------------------- -------------------------------------------------------
31.3                  Certification of Principal Financial Officer, Ms.
                      Patricia Graham
--------------------- -------------------------------------------------------
32.1                  Certification of Mr. Ian M. Herman
--------------------- -------------------------------------------------------



                                   SIGNATURES
In accordance with the requirements of the Exchange act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.

Date: November 12, 2004

                               RENEGADE VENTURE (NEV.) CORPORATION


                               By:  /s/  Ian Herman
                                    --------------------------------
                                         Ian Herman,
                                         Chief Executive Officer
                                         And Chief Financial Officer