Form 10KSB
period 2004-12-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-04-04
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        For year ended December 31, 2004
                           Commission File No. 0-28575

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  (Formerly Renegade Venture (NEV) Corporation)
         ---------------------------------------------------------------
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [ ] No


Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

The registrant's revenues for its most recent fiscal year were $30,851,118. At December 31, 2004, a total of 30,650,386 shares of common stock were outstanding, and the aggregate market value of the shares of common stock of the registrant held by non-affiliates on December 31, 2004, was approximately $9,875,305 (based on the closing sales price of the common stock (as reported on the OTC Bulletin Board maintained by the NASD on such date, which was $0.79 per share).

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Aircraft Solutions, Inc. ("Global") and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc. ("HAT") and World Jet Corporation ("World Jet") that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Global, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Global, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: relating to our results of operations, competitive factors, shifts in market demand, and other risks and uncertainties (including those described under "Risk Factors" below and elsewhere in this report), our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Global is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin Board under symbol GACF. Global was formed as a holding company to establish, maintain and administer the equity and debt funding of any acquired subsidiaries as well as maintain such capitalization of any subsidiaries. Global is a holding company, and over 97% of Global's operations are currently conducted by our two operating subsidiaries, HAT which accounts for approximately 82% of Global's revenue and Word Jet which accounts for approximately 15% of Global's revenue. Although a majority of Global's business is conducted by its wholly owned subsidiaries, HAT and World Jet. Global does report some revenue and operating expenses which represents less than 10% of the overall consolidated revenue, expenses and assets of Global on a stand alone basis. The operating expenses incurred by Global are for administrative, legal and accounting functions associated with Global managing the shares of its wholly owned subsidiaries as well as all activities related to capitalizing and maintaining adequate capitalization levels for its subsidiaries. The only revenue that has been reported by Global is revenue derived from a contract with Mesa Airlines, beginning in the third quarter of 2003 and ending in December of 2004. This represents the first revenue produced by the parent Company (Global) since consolidation with HAT. This work was performed by HAT, but revenue and expenses were booked to Global because the customer wanted to contract directly with HAT's parent (Global) rather than with the wholly owned subsidiary (HAT).

HAT was organized on April 5, 2002 and World Jet was organized on April 22, 1997. Unless otherwise specified, the operations discussed below pertain to operations of HAT since its inception on April 5, 2002 and the operations of World Jet since January 1, 2004. On May 2, 2002, Global acquired newly formed HAT, a Delaware corporation, in a stock-for-stock exchange. HAT was formed on April 5, 2002, and began operations on April 15, 2002. HAT was created as a provider of aircraft maintenance, repair and overhaul ("MRO") services to owners and operators of Transport Category commercial jet aircraft. Its customers are all aircraft operators or owners, including passenger and cargo air carriers, and aircraft leasing companies. On July 15, 2004, (effective as of January 1,
2004), Global acquired World Jet, a privately owned Nevada corporation, located at 6900 S. Park Ave., Tucson, AZ 85706, pursuant to a stock purchase agreement whereby Global acquired 100% of the stock of World Jet for a total purchase price of $2,050,000.00 payable as follows: 1) $1,250,000.00 in cash, 2)
$300,000.00 promissory note, and 3) 1,000,000 shares of Global stock at a price of $0.50 per share as well as assuming all liabilities of World Jet including the income tax liability for World Jet fiscal 2003. World Jet is an aircraft parts sales and aircraft parts brokerage facility servicing aircraft operators, aircraft leasing companies and MRO facilities.


HAMILTON AEROPSACE TECHNOLOGIES, INC. ("HAT")

HAT is an aircraft repair station licensed by the Federal Aviation Administration (FAA) and by the Joint Aviation Authority of the European Economic Community (JAA), and is known as an "Air Agency" in FAA parlance. Its MRO services include maintenance, repair, overhaul and modification services for narrow-body Transport Category aircraft, repair and overhaul services on a wide range of aircraft components and aircraft interiors. Our major modification services include the conversion of passenger aircraft to freighter configuration and technical support for third party modification programs.

While the airlines and large leasing operators get the lion's share of attention, aircraft repair stations occupy a truly pivotal role for the following reasons:

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

     Fifth, because of their closeness to their operator customers, repair stations frequently are the first to learn of bargains on parts inventories and aircraft and frequently have first crack at finding a buyer or lessee for a customer aircraft.

     Sixth, repair stations can avoid many of the effects of aviation downturns because air fleets still must undergo scheduled maintenance irrespective of industry conditions. Even in a severe downturn when large numbers of aircraft are parked, aircraft storage can still be a profit center for repair stations.

     Seventh, HAT's extensive working relationships with aircraft leasing companies, airlines, subcontractors and vendors provides an ideal basis for identifying and evaluating further asset and company acquisitions.


Operations

As your jet rolls away from the gate and over the tarmac toward the runway, you may have noticed at some airports the hangars in which large commercial jets were being serviced. This is exactly what HAT does. HAT was created to provide aircraft maintenance, repair, overhaul and modification services to owners and operators of Transport Category commercial jet aircraft. Its customers are all aircraft operators or owners, including passenger and cargo air carriers and aircraft leasing companies.

When economic factors adversely affect the airline industry, they tend to reduce the overall demand for aircraft maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business within the industry. Additionally, the price of fuel affects the aircraft maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our aircraft maintenance and repair business, become less viable as the price of fuel increases. We cannot assure you that economic and other factors that have affected the airline market in the past and may affect the airline industry in the future will not adversely impact our business, financial condition or results of operations. However, since inception, HAT has aggressively increased its market share by focusing on quality service, turn time and breadth of services offered.

MRO Services
------------
HAT is a full service aviation maintenance and modification repair facility that primarily performs heavy maintenance and component overhaul of large narrow body jets, such as the Boeing 727, 737, 757, DC9 and MD80 series aircraft. HAT provides airport terminal "turn around" maintenance for most of the airlines operating into Tucson International airport. HAT also has extensive engine hush-kit experience including Federal Express and Raisbeck kits for Boeing 727 aircraft, ABX kits for DC9 aircraft, as well as Nordam and Av Aero kits for Boeing 737 aircraft. Below is a brief description of HAT's core services:

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

Regulatory Oversight

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

Aircraft maintenance and modification is a highly regulated industry, and a good working relationship with the FAA is essential to the successful operation of an FAA-approved Repair Station such as HAT. The policy of HAT management is to work closely and proactively with the FAA, which has resulted in the relationship needed to insure that when significant issues do occasionally arise between HAT and the FAA they are addressed in a reasonable and constructive nature.
HAT holds FAA Air Agency Certificate #HOCR426X ("FAA Certificate") as an authorized and approved FAA repair station, which permits HAT to service narrow body large commercial jet aircraft. This certificate allows HAT the following ratings: Instrument, Accessory, Limited Airframe, and Limited Engine for the following aircraft (with certain limitations for each rating and aircraft):

RATING             MANUFACTURER          MAKE/MODEL
------             ------------          ----------
Airframe           Boeing                B-727-100-200 - All Series
                   Boeing                B-737-100/200/300/400/500 - All Series
                   Boeing                B-757- All Series, Limited
                   Douglas               DC-8 - All Series
                   Douglas               DC-9 - All Series
Power Plant        Pratt & Whitney       JT-3D
                   Pratt & Whitney       JT-8D
                   General Electric      CFM-56


HAT is inspected regularly by the FAA for conformity to federal regulations and consistently passes those inspections with no significant discrepancies. Weekly visits by the primary maintenance inspector (PMI) from the FAA provide continuous monitoring of all HAT activities. HAT maintains a working relationship with the FAA staff and all work is carried out according to the standards and requirements of the FARs.

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

HAT provides services for each aircraft under a Maintenance and Service Agreement (MSA) with each operator. These contracts are generally fixed-price labor-only, with a cap on hours expended on unforeseen repairs. Parts are either provided by the operator or can be procured by HAT and resold to the operator. Delivery of the aircraft to and from HAT's facility are at the operator's cost and risk, and HAT requires each operator to execute a Final Acceptance and Release which acknowledges that the services have been performed properly, that the commercial aircraft is airworthy, and which, apart from contractual warrantees, releases HAT from any financial or legal responsibility with respect to the aircraft and services. With certain long-term customers such as Jetran International, Pegasus and Falcon Air, HAT has entered into a General Terms Agreement, which is an umbrella agreement that covers the general framework for all services HAT expects to render to the customer.

HAT is qualified to perform all levels of maintenance service from pre-flight checks up through complete major overhauls ("D" checks). Because of its low overhead structure and the experience of its employees, HAT is widely recognized throughout the industry as a provider of cost-effective, quality maintenance services for Boeing 727 and 737 and DC9/MD80 aircraft. HAT is now building its reputation in the newly entered Boeing 757 market.

In addition to scheduled maintenance services, HAT also offers refinishing, painting and return-to-service maintenance. HAT also offers numerous related services, such as worldwide commercial aircraft pre-purchase inspection and appraisal services, post-purchase configuration, maintenance and operational program development, post-contract and post-lease condition assessment, commercial aircraft accident assessment and recovery, flight line maintenance, termination of lease recovery, and aircraft storage and storage maintenance.


Component Overhaul

In order to better support its aircraft maintenance operations, HAT has been developing its component overhaul capabilities. HAT performs maintenance, repair and overhaul of airframe components, including fairing panels, nacelle systems and exhaust systems, and refurbishes aircraft interior components. Not only do these activities enjoy high profit margins, but existing and potential customers also tend to view extensive component back shop capabilities positively.


Modification Services

HAT modification services include passenger to cargo conversions, engine noise suppression, power plant retrofits, and avionics upgrades to the latest in navigation, communication, and digital technology. HAT also provides interior replacement and refurbishment services as well variety of custom seating arrangements to meet operators' requirements, including all types of commercial configurations as well as special purpose interiors for sports teams, humanitarian missions or VIP aircraft.

HAT plans to opportunistically grow its modification services. However, HAT intends at this time to concentrate its business-building efforts in its primary maintenance services.


Market

Narrow body commercial airliners (Boeing 727s, 737s, 757s, DC9s, MD80s) are HAT's primary market for selling aircraft maintenance, repair, and component overhaul services. Major commercial airlines, lower-tier airlines, package carriers, and charter operators operate these aircraft. We estimate that the worldwide market for MRO services is approximately $40 billion annually. HAT's target market of specific narrow body commercial jet aircraft constitutes an estimated 25% of the worldwide commercial aircraft maintenance market. Due to the relatively small portion of its revenues that come from activities other than its core MRO services, HAT has not examined the markets for those other activities.


Customers and Revenue Streams

When it was first launched, HAT concentrated its marketing efforts on so-called "Tier 2" operators of older, narrow-body commercial jets, particularly Boeing 727 aircraft. HAT has expanded those efforts and now pursues both Tier 1 and Tier 2 narrow-body operators of 727, 737, 757, MD80 and DC9 aircraft..

HAT's customers include Shaheen Airlines, a Pakistani air carrier, Teebah Airlines, a Jordanian aircraft leasing company, Jetran International, an aircraft trading and leasing company, Falcon Air Express, a 121 United States passenger operator, Aero Micronesia, a 121 freight operator, Aero California, a Mexican airline, Pegasus Aviation, a large aircraft leasing company and long-time Hamilton Aviation customer, as well as a number of smaller customers. HAT is working to increase and diversify its customer base and expects to sign more large maintenance contracts.

Ancillary Activities and Services

In addition to its core maintenance, repair, component overhaul and modification services, HAT opportunistically generates additional income from the following revenue sources encountered in the course of the company's day-to-day business activities:

     o Distress purchases: Hamilton is able to buy planes and parts at pennies on the dollar, re-certify parts, engines and airframes and resell them at a profit.

     o Parts Sales: Hamilton generates revenue on all parts it installs in customer aircraft.

     o Commission Sales: Hamilton buys parts on request for customers that don't maintain parts inventory and charges a commission for that service.

     o Aircraft storage: Hamilton offers environmentally favorable aircraft storage to aircraft operators and has some 60 aircraft parked on its ramp for which the customers are paying both tarmac space rental and storage maintenance labor and components charges. Because it costs tens of thousands of dollars to fly them to another comparable facility, most of these aircraft will be returned to service at a cost of hundreds of thousands of dollars each in new work for Hamilton.

     o Inspection and Certification: Hamilton charges a service to inspect and to re-certify parts, engines and airframes for customers.

     o Aircraft Sales and Leasing Commissions: Hamilton takes full advantage of its position as a maintenance provider to earn commissions on aircraft sales or leases.

     o Aircraft Ferry and Flight Crew Services: Hamilton offers aircraft ferry service and flight crew operations, to shuttle aircraft for maintenance or repositioning. Contract crews are used in order not to create additional overhead.

     o Labor Contracting: Hamilton provides teams of technicians to understaffed competitors on a contract basis, or as field teams to rescue distressed aircraft in remote locales.

These other services are synergistic in that each can generate additional services and opportunities. For example, as described above HAT typically gets the maintenance and overhaul work on aircraft stored on its tarmac, due to the tens of thousands of dollars often required to relocate such aircraft. HAT also frequently gets the first offer to buy or broker aircraft due to knowledge of the industry and its ability inspect, appraise, and return the aircraft to service on a turn-key basis in accordance with the new operator's specifications. These opportunities exist due to the strategic market position that aircraft repair stations, such as HAT, occupy at the center of the aviation industry.

WORLD JET CORPORATION, INC. ("WORLD JET")
-----------------------------------------

Operations and Services
-----------------------

World Jet sells and brokers the sale of aircraft parts, airframe components, engines and engine materials including Expendables, Rotables and Consumables. Expendable are miscellaneous hardware items such as nuts, bolts, rivets, screws, etc. used as part of the aircraft part installation and service process. Rotables are serialized aircraft parts and components that are FAA certificated and tracked as FAA certified parts. Consumables are miscellaneous supplies such as sealants, grease, oil, lubricants, tape, etc. that are used and consumed in conjunction with the installation of Expendables and Rotables. World Jet brokers the sale of aircraft parts, airframe components, engines and engine materials and also maintains an inventory of it's own overhauled aircraft parts, airframe components, engines and engine materials for re-sale. When brokering such materials and parts, World Jet introduces other aircraft parts sellers with aircraft parts consumers who are in need of certain aircraft parts and receives a brokerage commission for arranging such sale. World Jet also maintains an inventory of aircraft parts, airframe components, engines and engine materials for resale that World Jet obtains from distressed companies and by purchasing aircraft and salvaging and overhauling parts removed there from. If any parts purchased by World Jet from distressed companies or removed and salvaged from aircraft purchased by World Jet require any repairs or overhaul, World Jet out sources such repair and/or overhaul work to an FAA approved repair and overhaul facility which must comply with FAA regulations regarding the traceability of certificated aircraft parts. World Jet services aircraft operators, aircraft leasing companies and MRO facilities such as HAT. World Jet is recognized by the Airline Suppliers Association ("ASA") as an ASA-100 (FAA Advisory Circular 00-56) accredited supplier of aircraft parts. This certification, audited annually, is recognized and accepted by the FAA for suppliers of replacement aircraft parts.

                           Key Operational Strategies

Business Philosophy

Management has rejected a policy of growth for growth's sake in favor of focusing on profitability and building a good reputation for Global's operations group by limiting work contracts to those perceived to have a high probability of success. This strategy is also very beneficial to the company's marketing efforts in that a good track record of maintenance and modification contracts delivered successfully on-time and on-budget is by far the most potent tool for securing new work contracts.

The principal focus of the operations group at Global is the implementation of strategies to enhance worker productivity, which include assigning dedicated crews and dedicated project managers to each aircraft in work, ongoing training for supervisors, project managers and quality control personnel, and improving material flow to each job site.

In managing its operations, the Company is committed to continuously evaluating the adequacy of its management structure and its existing systems and procedures; including its quality control, financial, and internal controls systems. Global is focused on maintaining a small, but tightly knit and multi-tasking, highly experienced management team.


Goals

Corporate goals are very narrow and focused.  They are:

     o    Maximize the profitability of the Company's operations group.

     o    Optimize the Company's debt and capital structure.

     o Cautiously build Company value through the strategic exploitation of synergistic arbitrage and acquisition opportunities.


Marketing Strategies

HAT has identified maintenance and modification of the Boeing 727, 737 and 757 and the DC-9/MD80 jet aircraft as its major target markets through at least 2005. Although aircraft maintenance is a multi-billion dollar annual industry, in many ways it is a very tightly knit community in which many key players are well known to one another. As a result, there exists a surprisingly efficient flow of information throughout the industry that makes a company's reputation by far its most important marketing asset.

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

World Jet's marketing plan centers around building a loyal base of customers by providing quality service. World Jet is one of a limited number of parts brokers who provide 24-hour AOG, (aircraft on ground), coverage to its customers. World Jet strives to broaden its customer base by building inventories, through bargain purchases and securing consignment arrangements for large inventories, which provide customers with a broad range of parts availability.

While Global does provide press releases to industry trade journals, the majority of its advertising budget is spent on "wining and dining" or otherwise entertaining customers and customer representatives on a face-to-face basis. Some of these meetings are made at industry trade conferences or at the customer's offices. More frequently, these meetings take place in Tucson when the customer or his representative visits to inspect the Company's facilities or aircraft stored at the HAT facility. Since the most potent marketing tool available to any repair station is a good reputation for delivering aircraft back to its customers on time and on budget, much of HAT's "marketing" really consists of maintaining good communication, performing well and otherwise making sure that each maintenance visit is an enjoyable experience for the customer and his on-site representatives or consultants. The marketing strategies described here have kept, and are keeping, HAT fully booked or over booked for the foreseeable future. Accordingly, HAT has no plans to change its marketing approach at this time.

Global regularly provides press releases on major jobs and provides interviews for trade journals as a method for maintaining visibility in the industry. HAT also maintains a web site that describes its facilities, personnel and capabilities at www.globalaircraftsolutions.com

                                   Competition

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

In the local area, HAT's major competitor for narrow-body aircraft maintenance work is Evergreen Air Center, which is located in Marana, Arizona and employs approximately 500 people. Evergreen Air Center services Evergreen Airline's fleet of Boeing 747 and McDonnell Douglas DC-9 commercial aircraft and provides services to outside customers.

Nationally, Hamilton Aerospace competes in the narrow-body segment of the market with Tramco, owned by Goodrich Corporation and located in Seattle, Washington; AAR Group, Inc., located in Oklahoma City, Oklahoma; Mobile Aerospace, located in Mobile, Alabama; Timco, located in Greensboro, North Carolina, Macon, Georgia, and Lake City, Florida; FlightStar, located in Jacksonville, Florida; Commercial Jet Miami, located at Miami, Florida and Avborne Heavy Maintenance, located at Miami, Florida. Internationally, Hamilton Aerospace competes with Coopesa, located in San Jose, Costa Rica and Aeroman, part of the Taca Groupa, located in San Salvador, El Salvador.

Because World Jet is a parts broker, the most significant determiner of competitive advantage for World Jet is parts availability. Major parts' brokers competing in the marketplace with World Jet include: Pac Air Industries, Unical Aviation, Pacific Air Industries, Volvo Aero, Aero Controls, AAR-Allen Aircraft, Kellstrom Industries, Broward Aviation, Memphis Group, ABX-Air, A.J. Walter, Turbo Resources, Jet Accessory Center, Aero Inventory-UK, American Jet Industries, Continental A/L and Wencor West.


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

Also, for budgetary purposes, most aircraft maintenance customers today prefer fixed-bid contracts on their scheduled maintenance checks. This offers efficient well-managed repair stations the opportunity to significantly improve their profit margins, while still maintaining customer satisfaction.

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

Financial Strategies

The principle financial strategy of Global is to secure equity and/or debt financing sufficient to insure the efficient day-to-day operation of the HAT and World Jet facilities and enable the Company to provide reasonable payment terms to creditworthy customers. Management is also interested in securing additional funding for the purpose of certain productivity-improving or synergistic acquisitions and other asset-based business opportunities. Since HAT and World Jet are profitable, Global can, if necessary, meet its financial requirements internally. However, the equity and/or debt financing currently pursued by Management will greatly accelerate the growth of value in Global. Consequently, while Management is aggressively seeking to secure additional financial resources, it has no interest in entering into overly dilutive equity funding or onerous debt financing.

Business Development Strategies

As described in Operations Strategies above, Management is, for the foreseeable future, taking a conservative approach to growing the core aircraft maintenance services business in favor of more aggressively seeking to increase operating profit margins and customer satisfaction. In practical terms, this translates into annual sales revenue growth rates of no more than 20% in the Company's core aircraft maintenance business. Growing our parts sales business at World Jet will be positively affected by the multi-million dollar consignment agreement with Jetran International that was completed during the 4th quarter of 2004. (see 8-K/A filed 12/09/2004). A growth rate in the parts sales side of the business can be expected to be in the range of 20% to 25% per year. There does exist significant growth opportunities for Global by expanding some of the business activities related to HAT's and World Jet's core businesses such as aircraft sales and leasing, as well as aviation consulting services.

Distressed aviation assets often come to the attention of HAT, as a maintenance service provider and aircraft storage facility, prior to becoming known to the market at large. Frequently, such assets can be placed with end-users known to HAT. These arbitrage opportunities can involve distressed parts inventories, distressed aircraft that can be torn down for parts, or distressed aircraft that can be purchased, repaired and sold or leased at a profit. These types of arbitrage opportunities annually represent tens of millions of dollars of additional lucrative potential business available to HAT. At present these opportunities are limited by HAT's lack of access to capital. As Global gains more access to capital from outside sources or as a result of Company operating profits, management anticipates the revenue to Global from these types of opportunistic arbitrage transactions will become a significant portion of Global's future growth.

The large aircraft repair business is highly competitive. Revenues are sensitive to adverse changes in the air carrier business. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT's services and for World Jet's parts. HAT competes principally on the high quality of its services, its price competitiveness due to its location in the Southwest and low labor rates, its dry, mild climate and ability to do many MRO projects outdoors, and the low cost of its Tucson facility. World Jet competes on parts availability, time of delivery, and competitive pricing.


                            Employees and Employment

At December 31, 2004 a total of approximately 150 employees were employed by HAT. World Jet has approximately 20 employees consisting of sales staff and administrative personnel. In connection with the acquisition of World Jet by Global, Global retained the entire World Jet staff including key sales and management personnel to maintain customer contacts and relations to assure a smooth and consistent administration of operations.

All employees are highly trained and qualified. During the last quarter of 2003, a reassessment of the HAT business plan resulted in the decision to employ a work force whose number would be adequate to handle the workflow without downtime in slower periods. This decision was focused on increased efficiency and profitability. The employment capacity of the facilities currently occupied by HAT is estimated to be at least up to 500 full-time employees working two staggered shifts, which allows for considerable growth in the future. Global, World Jet and HAT are non-union and believe that their relationships with employees are good. HAT's management is also experienced in the hiring, training, and retention of people necessary to operate its repair, maintenance and modification facilities.

Based upon the available talent pool, Global, World Jet, and HAT believe that their needs for labor will be addressed adequately in the future. This includes the key technical positions that require licensure by the FAA. The Company does not expect that identifying; attracting and retaining qualified personnel in any of the key areas will be difficult.

In addition, Pima Community College, located in Tucson, has been training mechanics since 1991. Pima operates a major new training facility adjacent to HAT's facility. HAT works closely with Pima to apprentice new Pima students to work at HAT and to hire experienced Pima alumni.

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


                                Industry Overview

As is the case in most industries, the aviation industry is cyclical in nature. Historical evidence suggests that the typical business cycle in the aviation industry has a duration of approximately 10 years peak to peak. The aviation industry appeared by mid-2001 to be headed into a prolonged downturn, and this trend was violently accelerated by the event of September 11th. Since September 11, 2001, at least five major repair stations either ceased doing business or filed for Chapter 11 protection. This factor has restricted the supply of services to the industry and opened up an opportunity for Global. Air carriers such as United Airlines also have filed for Chapter 11 protection. The recession in the aviation industry appears to have bottomed out with some indications of a rebound now appearing on the horizon. We believe that the following trends are currently affecting the aviation industry and our operations in particular:


     Growth in the Market for Aircraft MRO Services

     The Boeing 2003 Current Market Outlook Report projects that the average worldwide passenger growth will be 5.1% per year through 2022. Similarly, The Boeing 2003 Current Market Outlook Report projects that the average worldwide cargo traffic growth will be 6.4% per year through 2022. We anticipate that these factors will in the long term increase the demand for maintenance and repair services. Based on this and other data, HAT estimates the worldwide market for MRO services at approximately $40 billion annually and that approximately $5 billion of that amount will be provided in North America. We believe airlines perform approximately well over half of the North American services and that the balance is performed by independent facilities such as HAT.


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


     Emphasis on Quality

     The FAA and JAA license our MRO facility. We emphasize quality and on-time delivery to our customers. We are focused on meeting and exceeding FAA and JAA requirements. As industry, regulatory and public awareness have focused on safety, our ability to meet and exceed these requirements on a consistent basis has become important to customers.


                      RISK FACTORS RELATING TO OUR BUSINESS

In addition to the other information contained in or incorporated by reference into this Form 10-KSB, you should carefully consider the following risk factors and other information contained in this report.

Problems in the Airline Industry
--------------------------------
Problems in the airline industry could adversely affect our business. Since our customers consist primarily of passenger and cargo air carriers and aircraft leasing companies, the lingering effects of the terrorist events of September 11, 2001 continue to adversely impact the airline industry and consequently adversely impact our business. However, it does affect our business to a much lesser extent than it affects MRO firms that rely heavily on major airlines for business. When economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. We cannot assure you that economic and other factors, which may affect the airline industry, will not adversely impact our business, financial condition or results of operations. Such adverse effects in the airline industry, can also adversely affect our aircraft parts sales business conducted by our wholly owned subsidiary, World Jet. Any event or occurrence that adversely impacts the aircraft maintenance industry will also adversely impact the aircraft parts sales industry because aircraft parts sales are directly related to the demand for maintenance of aircraft.

Increasing Cost of Jet Fuel
---------------------------
The potential for increasing costs in jet fuel prices may adversely affect our business. The price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our maintenance and repair services business, become less viable as the price of fuel increases.

Terrorist Attacks
-----------------
The events of September 11th have had a negative impact on the airline industry in general, and thereby indirectly on us. Factors arising (directly or indirectly) from these terrorist attacks which could affect our business may include: (i) the impact of these terrorist attacks and the impact in declines in air travel as a result of these terrorist attacks on the financial condition of one or more of our airline customers, (ii) possible increases in jet fuel prices as a result of events relating to these terrorist attacks, (iii) potential reductions in the need for aircraft maintenance due to declines in airline travel and cargo business and (iv) the adverse effect these terrorist attacks, or future events arising as a result of these terrorist attacks, on the economy in general.

Aviation Industry is Subject to Heavy Government Regulation
-----------------------------------------------------------
As discussed earlier, the aviation industry is highly regulated by the FAA in the United States and by similar agencies in other countries. We must be certified by the FAA, and in some cases authorized by the original equipment manufacturers, in order to repair aircraft components and to perform maintenance and repair services on aircraft. Commercial jets, like any other complex vehicles, require periodic maintenance to allow for their safe and economical operation. Unlike many vehicles, the repair and modification of such aircraft is highly regulated by the various aviation authorities in each country of operation around the world.

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

There is no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, will not materially adversely affect our business, financial condition or results of operations. Further, our operations are also subject to a variety of worker and community safety laws. In the United States, the Occupational Safety and Health Act mandates general requirements for safe workplaces for all employees. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with health and safety requirements under the Occupational Safety and Health Act. There is no assurance that the company will retain current regulatory agency certification or be able to obtain future required regulatory agency certifications.

Dependence on a Small Number of Customers
-----------------------------------------
For the partial year ended December 31, 2002, our 2 largest continuing customers accounted for approximately 80% of our total revenues, and our largest continuing customer accounted for approximately 43% of total revenues. For the year ended December 31, 2003, our 2 largest continuing customers accounted for 36% of our total revenues and our largest continuing customer accounted for approximately 25% of total revenues. Five customers accounted for 74% of our total 2003 revenue. For the year ended December 31, 2004, our 2 largest continuing customers accounted for 34% of our total revenues and our largest continuing customer accounted for 21% of total revenues. The broadening of our customer base has spread the risk associated with the failure of a significant customer. Efforts are continually being made to broaden and strengthen our customer base. While the relative significance of customers varies from period to period, the loss of, or significant curtailments of purchase of our services by, one or more of our significant customers at any time could adversely affect our revenue and cash flow. The customers upon whom the Company relies for 10% or more of its revenue as of the year ending December 31, 2004 are as follows:

HAT                                                        WORLD JET

Customer                      Percentage of Revenue       Customer            Percentage of Revenue
--------                      ---------------------       --------            ---------------------

Shaheen Airlines                   26%                     HAT                         37%
Teebah Airlines                    16%                     Aircraft LLC                27%
Jetran International Ltd           13%
Falcon Air Express                 13%

HAT was World Jet's largest customer for the year ended December 31, 2004, accounting for 37% of World Jet's revenue. Since HAT and World Jet now operate as wholly owned subsidiaries of Global, any significant adverse events that affect HAT and Global will also adversely impact World Jet. Likewise, any significant curtailment in purchases of aircraft parts by one or more of World Jet's significant customers could adversely affect World Jet's revenues and cash flow.

Lease of Property
-----------------
Global's wholly owned subsidiary, Hamilton Aviation Technologies, Inc. ("HAT"), is currently conducting operations on leased property at the Tucson International Airport. The lease was initially executed on April 1, 2003. The lease was month to month and permitted HAT to apply for a multi year lease. The lease was initially drafted on a month-to-month basis because HAT lacked the necessary capitalization required by the Tucson International Airport Authority for a multi year lease. As consequence of a private placement of securities under a Rule 506, Regulation D offering, Global's wholly owned subsidiary, HAT, now meets the capitalization requirements of the Tucson International Airport Authority for a multi-year lease. (see Note 18, Subsequent Events, in the footnotes to the Audited Financial Statements included as part of this report.)

Risk of Operating in One Location
---------------------------------
Global conducts more than 97% of its operations through its two wholly owned subsidiaries, HAT and World Jet, at 6901 and 6900 South Park Avenue, Tucson, Arizona respectively. While World Jet serves as HAT's parts supply facility for aircraft parts at 6900 South Park Avenue Tucson, Arizona, and accounts for 15% of Global's total revenue, the repair and maintenance operation of HAT located at 6901 South Park Avenue, Tucson, Arizona comprises approximately 82% of Global's revenue. By having only one location for aircraft repair and maintenance HAT is at risk of temporary or permanent cessation of all operations should HAT encounter an event which renders its facility unusable for any period of time or HAT encounters any issues or problems related to the use of the facility at this location.

Although World Jet represents only 15% of Global's operations, World Jet operates out of only one location in Tucson, Arizona and cessation of operation at this location due to events which render the facility unusable for any period of time will correspondingly adversely impact Global's operations and revenue stream. Since World Jet maintains its entire parts inventory at this one location, any damage to or destruction of this facility and/or the inventory will also adversely impact the Company.

Reliance on Executive Officers and Key Employees
------------------------------------------------
Our continued success depends significantly upon the services of our executive officers and upon our ability to attract and retain qualified personnel in all of our operations. While we have or are issuing employment agreements with each of our executive officers and certain of our key employees, most of our employees are employed on an at-will basis. The loss of one or more of our executive officers and of a significant number of our other employees without capable replacements could materially adversely affect our business, financial condition or results of operations.

Competition
-----------
The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors are other companies providing MRO services. Certain of our competitors are currently experiencing financial difficulties, and some or all of them may respond to their financial difficulties by reducing prices on their services to increase or retain market share. Any material deterioration in our financial condition is likely to affect our ability to compete with price-cutting by our competitors. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations.

Product Liability
-----------------
Our business exposes us to possible claims for personal injury or death, which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While HAT maintains what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverage maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance c overage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business, financial condition or results of operations.

Susceptibility to Other Liability Claims
----------------------------------------
Our business exposes us to possible claims for personal injury or death, which may result if we were negligent in repairing or overhauling an airplane. We cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate to protect us in all circumstances. Additionally, we cannot assure you that we will be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance could materially adversely affect our business, financial condition or results of operations.

Reports to Security Holders
---------------------------
We are subject to the informational requirements of the Securities Exchange Act of 1934 as a "small business" issuer. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the Securities and Exchange Commission at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

The principal executive offices for both Global and Hamilton Aerospace are located at the Hamilton Aerospace hangar facilities in Tucson, Arizona at Tucson International Airport. This favorable location provides 360 days of sunshine per year together with extremely low humidity year round. These facilities are situated on the northwest ramp on 22 acres of concrete within the airport proper and are patrolled by the Tucson Airport Authority police force. HAT leases these facilities at a rental rate of $25,650 per month.

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

The smaller hangar is 100' clear span by 100' deep (10,000 sq. ft.) with 2,000 square feet of office space on the north side and another 4,000 square feet of enclosed space on the south. Offices for production planning and control are in this area, as engineering, the welding shop, receiving, materials and purchasing departments. The two hangars face each other at a distance of approximately 220 feet. Numerous mobile offices have been added to provide additional space for administrative and customer representative offices.

To the southeast of the large hangar is a 12,000 foot covered building used to store aircraft components and maintenance equipment. A 9,000 square foot warehouse on the west side of the facility houses the interior department as well as additional storage for materials and records. Both main hangars are equipped with lighting, water, compressed air, and 115/220/440 volt AC electricity. All office spaces are heated and cooled.

World Jet operates out of a 73,000 square foot facility in Tucson, Arizona. This facility consists of office space and warehouse space to accommodate the aircraft parts (Expendables, Rotables and Consumables), airframe components, engines and engine material inventory maintained by World Jet. This facility is located directly across the street from HAT which allows HAT immediate access to aircraft parts, (Expendables, Rotables and Consumables), airframe components, engines and engine material necessary to perform MRO services without incurring any costs or delays that may be related to shipping and improves the turn time of any such services provided.


ITEM 3. LEGAL PROCEEDINGS

On June 29, 2004, the Company initiated a lawsuit against Corwin Foster and Jane Doe Foster, husband and wife, and Seajay Holdings, LLC a Michigan Limited Liability Company (the "Defendants") in the United States District Court for the District of Arizona requesting entry of a judgment for the return of 1,500,000 shares of common stock. Global and HAT have asserted claims that Corwin Foster (who is the sole shareholder and president of Seajay Holdings) and Seajay Holdings acquired 1,500,000 shares of common stock of Global as part of a Stock Exchange Agreement without consideration for the receipt of such common stock. The Company is pursuing the return of these shares. This lawsuit emanates from a stock exchange agreement April, 2002 whereby Old Mission Assessment ("OMAC") agreed to provide HAT financing and capital for its newly established business. OMAC and its officers Corwin Foster and others, entered into two debentures related agreements on April 15, 2002 whereby OMAC agreed to pay to HAT the sum of $1,500,000.00 under each debenture agreement on or before July 15, 2002. In consideration of this agreement HAT agreed to provide to various investing parties, including Corwin Foster's entity Seajay Holdings, shares of stock of HAT. On or about April 30, 2002, Global acquired HAT in a stock exchange thereby entitling the investing parties, including Corwin Foster's entity Seajay Holdings, to Global stock in consideration for the $3,000,000.00 investment. Seajay Holdings acquired 1,500,000 shares of common stock of Global pursuant to this transaction. Although Global stock was issued to the investors, including Corwin Foster's entity Seajay Holdings, HAT/Global only received $400,535.00 of the agreed upon $3,000,000.00 to be paid pursuant to the debenture agreements. Since payment in full was never received by Global for the shares of common stock issued as consideration for the debenture agreements, Global was able to secure the return of all common stock issued in connection with the debenture agreements except the 1,500,000 shares of common stock issued to Corwin Foster's entity Seajay Holdings. Global returned the $400,535 of the original $3,000,000 pursuant to the debenture agreements. This sum was released from escrow under court order and paid to United Pay Phone Workers.

Although Global has made repeated demands upon Corwin Foster and Seajay Holdings to return the 1,500,000 shares of common stock, Corwin Foster and Seajay Holdings have refused to return such stock. As a consequence of Corwin Foster's and Seajay Holdings failure to return the common stock received, Global initiated legal proceedings for damages in the amount of no less than $1,000,000.00 plus interest and fees; the return of the 1,500,000 shares of common stock; and punitive damages in the amount of $10,000,000.00.

On September 17, 2004, James Scott filed a complaint of discrimination against HAT with the Arizona State Attorney General's Office claiming that he was not eligible for re-hire because of his race, Black, in violation of the Arizona Civil Rights Act, as amended, and Title VII of the Civil Rights Act of 1964, as amended. On October 29, 2004, HAT filed a Position Statement with the Arizona State Attorney General's Office denying the allegations in the complaint based upon the facts that: (1) James Scott was not an employee of HAT and was not released or ineligible for re-hire by HAT, he was employed by Job-Aire Services, released by Job-Aire Services and designated as not eligible for re-hire by Job-Aire Services, a supplier of temporary employees in the aviation industry; and (2) James Scott was not eligible for placement by Job-Aire with HAT as a consequence of prior performance issues at HAT during a previous placement by Job-Aire.

On September 7, 2004, Murphy Emelike filed a complaint of discrimination against HAT with the Arizona State Attorney General's Office claiming that he was not hired because of his race, Black, in violation of the Arizona Civil Rights Act, as amended, and Title VII of the Civil Rights Act of 1964, as amended. On November 15, 2004, HAT filed a Position Statement with the Arizona State Attorney General's Office denying the allegations in the complaint based upon the facts that: (1) Murphy Emelike was not an employee of HAT he was employed by Job-Aire Services, a supplier of temporary employees in the aviation industry; and (2) Murphy Emelike was not permitted to work at HAT through Job-Aire Services because Mr. Emelike failed to report to work and Job-Aire Services filled his position by another individual who was eligible to work and reported for the assigned job.

World Jet is not involved in any legal proceedings.


                                     PART II

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 26,2004, the Company held its 2003 annual meeting.

Matter 1. Five Directors were elected to serve until the 2004 annual meeting of stockholders, and thereafter until their successors have been duly elected and qualify. Those directors are: Ian Herman, Chairman; John Sawyer; Gordon Hamilton; Lawrence Mulcahy and Alfred Mason.

         Vote tabulation results on Matter 1:

         For:     19,971,409

         Against:          0

         Abstain:    108,500


(Matter 1 received a unanimous vote)


Matter 2. The stockholders voted to increase the authorized shares of common stock from 50,000,000 to 100,000,000.

         Vote tabulation results on Matter 2:

         For:     19,842,302

         Against:    209,607

         Abstain:     28,000


(Matter 2 received 91.92% in favor of the votes.)

Matter. 3. The appointment of Directors, Lawrence Mulcahy and Alfredo Mason, for the year ending December 31, 2004 was ratified.

         Vote tabulation results on Matter 3:

         For:     19,828,678

         Against:    208,431

         Abstain:     43,000


(Matter 3 received 91.98% in favor of the votes.)


Matter 4. The stockholders also ratified an amendment to the Company's Certificate of Incorporation to change the corporate name from Renegade Venture (Nev.) Corporation to Global Aircraft Solutions, Inc.

         Vote tabulation results on Matter 4:

         For:     19,978,578

         Against:     89,531

         Abstain:     11,800


(Matter 4 received 91.91% in favor of the votes.)


Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

                           Price Range of Common Stock

During the fiscal year ended December 31, 2003 through October 26, 2004, the National Association of Securities Dealers, Inc, quoted the Common Shares under symbol "RDVN" on the OTC Bulletin Board maintained. Subsequent to October 26, 2004, as the result of the Company's name change to Global Aircraft Solutions, Inc. the common shares were quoted under the symbol "GACF" at that same location. The following information relates to the trading of our common stock, par value $.001 per share. The high and low last sales prices of our common stock for each quarter during our two most recent fiscal years, as reported by the OTC Bulletin Board to date, are set forth below:

                                            HIGH                 LOW
                                            ----                 ---
2004
                 First Quarter             $ .53               $   .23
                 Second Quarter              .86                   .19
                 Third Quarter               .72                   .52
                 Fourth Quarter              .85                   .45

2003
                 First Quarter             $  .44              $   .24
                 Second Quarter               .31                  .17
                 Third Quarter                .47                  .20
                 Fourth Quarter               .55                  .16


Impact of Being an OTC Bulletin Board Stock

Global's common stock is quoted on the OTC Bulletin Board and is traded in the over-the-counter markets. Unless and until our common shares become quoted on the NASDAQ system or listed on a national securities exchange, we may at any time be subject to the "penny stock" provisions of the Exchange Act and applicable SEC rules. At any time when the market price of our common stock is below $5.00 per share, our common stock may be deemed to be a penny stock. In that event, our common stock will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Global's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Global's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans.


Our Common Stock is Thinly Traded and Our Stock Price May be More Volatile than the Market in General

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. Our public float is approximately 12,500,000 shares, thus our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.


                                     Holders

Global had approximately 57 shareholders of record as of December 31, 2004, which number does not include shareholders whose shares are held in street or nominee names. We believe there are at least 2000 beneficial holders of our common stock.


                                    Dividends

Since becoming a public company in September of 1997, Global has never paid a dividend and does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on our earnings (if any) and our cash requirements at that time, but we expect to retain earnings for business expansion over the foreseeable future.


                     RECENT SALES OF UNREGISTERED SECURITIES

On May 31, 2004, the shareholders authorized the issuance of 9,600,000 shares of common stock pursuant to a private placement to accredited investors, Barron Partners, LP. The Company relied upon Section 4(2) of Securities Act of 1933, as amended (the "Act"). The Company issued the 9,600,000 shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506. On June 15, 2004, the shareholders authorized the issuance of 1,000,000 shares of common stock pursuant to a private placement to accredited investor, Ralph Garcia. The Company relied upon Section 4(2) of Securities Act of 1933, as amended (the "Act"). The Company issued the 1,000,000 shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506. On August 15, 2004, the shareholders authorized the issuance of 2,115,386 shares of common stock pursuant to a private placement to accredited investors, Alpha Capital, Stonestreet, Whalehaven and Greenwich. The Company relied upon Section 4(2) of Securities Act of 1933, as amended (the "Act"). The Company issued the 2,115,386 shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506.

The Company relied upon Section 4(2) of the Securities Act of1933, as amended (the "Act"). Each prospective investor was given a private placement memorandum designed to disclose all material aspects of an investment in the Company, including the business, management, offering details, risk factors and financial statements. Each investor also completed a subscription confirmation letter and private placement subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent and that each investor was either "accredited", or were "sophisticated" purchasers, having prior investment experience or education, and having adequate and reasonable opportunity and access to any corporate information necessary to make an informed investment decision. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

Under the Securities Act of 1933, all sales of an issuers' securities or by a shareholder, must either be made (i) pursuant to an effective registration statement filed with the SEC, or (ii) pursuant to an exemption from the registration requirements under the 1933 Act.

Rule 144 under the 1933 Act sets forth conditions which if satisfied, permit persons holding control securities (affiliated shareholders, i.e., officers, directors or holders of at least ten percent of the outstanding shares) or restricted securities (non-affiliated shareholders) to sell such securities publicly without registration. Rule 144 sets forth a holding period for restricted securities to establish that the holder did not purchase such securities with a view to distribute. Under Rule 144, several provisions must be met with respect to the sales of control securities at any time and sales of restricted securities held between one and two years. The following is a summary of the provisions of Rule 144: (a) Rule 144 is available only if the issuer is current in its filings under the Securities an Exchange Act of 1934. Such filings include, but are not limited to, the issuer's quarterly reports and annual reports; (b) Rule 144 allows resale of restricted and control securities after a one year hold period, subjected to certain volume limitations, and resales by non-affiliates holders without limitations after two years; ( c ) The sales of securities made under Rule 144 during any three-month period are limited to the greater of: (i) 1% of the outstanding common stock of the issuer; or (ii) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.


                      Equity Compensation Plan Information

Plan Category                 Number of securities to be     Weighted average exercise      Number of securities
                              issued upon exercise of        price of outstanding           remaining available for
                              outstanding options,           options, warrants and rights   future issuance
                              warrants and rights

                                     (a)                                (b)                        (c)

Equity compensation plans            0                       .00                                 0
approved by security holders

Equity compensation plans       1,380,000                    .00                            3,340,000
not approved by security
holders (1)

Total                           1,380,000                    .00                            3,340,000

NOTE: The following plans have not approved by the shareholders. The 2002 Compensatory Stock Option Plan permits the issuance of options for compensatory purposes to persons who are employees (as defined in the plan) or directors of the Company, entitling them to purchase common shares of the Company. An aggregate of 3,000,000 shares are available for purchase under the plan. The 2003 Employee Stock Compensation Plan permits the issuance of an aggregate of 5,000,000 common shares of the Company options for compensatory purposes to person who are employees (as defined in the plan) or directors of the Company, excluding shares already issued there under. Details of these plans may be found at Note 6 in the footnotes to the audited financial statements included as part of this report.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                PLAN OF OPERATION

Global Aircraft Solutions, Inc., ("Global") formerly Renegade Venture (Nev.) Corporation is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol GACF. On May 2, 2002, Global acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MRO") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. On July 25, 2004 Global acquired 100 percent of the common stock of World Jet Corporation, a privately owned Nevada Corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MRO facilities.

Global's plan of operation for the immediate future includes seeking and acquiring, if possible, aviation industry related businesses to complement its HAT and World Jet subsidiaries. Additionally, the Company will seek to expand

HAT and World Jet by organic growth. Global will not limit its search for business combination candidates to any particular geographical area. Management of Global will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to increase value for Global's shareholders.

Company management has rejected a policy of growth for growth's sake in favor of focusing on profitability and building a good reputation for the Company and its subsidiaries by limiting contracts to those perceived to have a high probability of success. This strategy is also beneficial to the Company's marketing efforts in that a good track record of maintenance and modification contracts, delivered successfully on-time and on-budget, is by far the most potent tool for securing new work contracts; and expedited delivery of parts at a competitive price leads to greater volume of parts sales. In managing its operations, the Company is committed to continuously evaluating the adequacy of its management structure and its existing systems and procedures.

During the third quarter of 2004, Management made a calculated decision to substantially increase the number of contracts running concurrently. This decision took into account that while the 4th quarter of 2004, and possibly the 1st quarter of 2005, would show results with decreased profitability, in the long-run the opportunities afforded by making this decision would enhance future profitability and strengthen the quality of our customer base.

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of similar high gross profit potential and our continued vigilance at holding down costs will be sustainable for 2005. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well.

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

HAT competes principally on the high quality of its services and its price competitiveness due to its location in the Southwest. Location related benefits include low labor rates; a dry, mild climate enabling HAT to do many MRO projects outdoors; and low overhead. World Jet competes on price competitiveness and expedited delivery of parts. World Jet has spent years acquiring inventories at deep discounts and this inventory is the type HAT uses on a daily basis. World Jet's customer base includes airlines, aircraft leasing companies and MRO facilities. The large aircraft repair business and the aircraft parts sales business are highly competitive. Revenues are sensitive to adverse changes in the air carrier business, with factors such as airline profit levels, changes in fuel costs, average fare levels, and passenger demand. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT's and World Jet's services.

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


                              RESULTS OF OPERATIONS

We are a holding company, and the bulk of our operations are currently and were as of December 31, 2004, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations April 15, 2002 and World Jet, which was acquired with a transaction date of January 1, 2004.

HAT operating revenues consist primarily of service revenues and sales of materials consumed while providing services. World Jet revenues consist primarily of sales of aircraft parts. Cost of sales consists primarily of labor and materials, cost of parts and freight charges. Operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including timing of repair orders and payments from large customers, competition from other third-party MRO service providers, the state of the aviation industry and the number of customers seeking services, the impact of fixed pricing on gross margins and our ability to accurately project our costs, our ability to obtain financing and other factors.

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

Management believes that overall 2004 was a good year. We saw revenue grow from $15,378,352 in 2003 to $30,851,118, over $2.5 million in net income, before taxes in 2004 compared with a loss of $1.3 million in 2003, and EBITDA increased from $(496,861) for 2003 to $3,160,845 in 2004. While the Company aggressively seizes revenue-producing opportunities such as engine sales, management gauges results by looking at what has been the core revenue producing activity to date, the sale of labor hours. Labor hours worked on jobs increased substantially on a quarter-by-quarter basis during 2004. First quarter hours were 39,861; second quarter hours were 46,530; third quarter hours were 55,615 and fourth quarter hours were 100,063. We were able to secure equity funding which allowed us to satisfy all of our secured debts and to enhance our Global family by the acquisition of World Jet. The events of 2004 have placed us in an excellent position to continue in a growth and profitability mode during 2005. Global's securing of a multi-million dollar consignment inventory should enhance World Jet revenue streams for 2005. In the MRO business the greatest efficiencies of operation are usually experienced when customer lines of nose-to-tail maintenance are developed. HAT's fourth quarter decision to accept orders in excess of their labor capacity at the time has proved instrumental in establishing relationships with new customers, who will most probably provide such nose-to-tail maintenance opportunities. We anticipate continued growth and profitability.


2004 Operations

Results for HAT in the first quarter, ended March 31, 2004, reflect management's change in focus from growing revenue for the sake of revenue to booking jobs, (fixed-bid in most cases), with the highest potential for increased profitability. As a result of being selective in the work booked, considerable increase in efficiencies was experienced due to a smaller, highly skilled, stable work force. Operating revenue for the three months ended March 31, 2003 was $3,448,225. While operating revenue, for the three months ended March 31, 2004, was slightly lower at $3,355,532 before the inclusion of newly acquired World Jet. Total revenue including World Jet was $4,286,031. Gross profit for the first quarter of 2003 was $629,557 while gross profit for the first quarter of 2004 was $1,056,192, without World Jet and $1,384,760 when World Jet is added. Aside from the effects of the World Jet acquisition, this significant change can be attributed, in part, to labor related costs decreasing $195,943 or, as a percent of revenue in each period, 5%. Several of the jobs worked during the first quarter of 2004, were labor intensive and several were completed with customer furnished parts consequently, cost of material sold was $300,000 higher in 2003 than in 2004 due to the character of the jobs worked.

During the first quarter of 2004, Global booked revenue of $230,576, which was derived from a one-year, renewable agreement, which began in late August of 2003, with Mesa Airlines, Inc. to furnish manpower to perform routine and non-routine maintenance services. The gross profit resulting from this revenue was $85,745. On a consolidated basis, we experienced a $528,230 profit on gross revenues of $2,444,172.

Operating expenses for the holding company, Global were $100,702 in the first quarter of 2004 and $144,932 in the first quarter of 2003. The 2004 amount reflects administrative costs of running the Mesa program of $31,026, the cost of running the holding company itself, $25,805 in legal expense and $4,864 in travel expense mainly connected with efforts to improve capitalization. During the first quarter of 2004, Global had $33,571 in interest and penalties expenses charged by the Internal Revenue Service due to delinquent payroll taxes. The taxes themselves are a legitimate operating expense of HAT, but management deems the interest and penalties to be the result of inadequate Company capital and, as such, a holding company expense.

HAT operating expenses were $500,210 for the first quarter of 2004 and as a percentage of revenues were 15%. The same period in 2003 showed operating expenses of $556,553, which was 16% as a percentage of revenues. Income from operations was $555,983 for the first quarter, ended March 31, 2004, a significant change from the $73,004 reported for the first quarter of 2003.

Interest expense for HAT, during the first quarter of 2004, was $60,957 absent the interest related to factoring the invoices of one of our customers. The interest expense related to that factoring is passed on to our customer and is offset by interest income. Global interest expense was $7,264.

Operating revenue for the three months ended June 30, 2003 was $4,300,874, which was bolstered by the inclusion of $750,000 in revenue from the sale of an aircraft bought for resale. Operating revenue for the three months ended June 30, 2004 was $4,300,874,which includes a $300,000 engine sale, and represents an increase of 5.6%. Gross profit for the second quarter of 2003 was $715,253 while gross profit for the second quarter of 2004 was $1,600,431. This significant change can be attributed, in part, to about a $174,000 reduction in selling, general and administrative expenses in our HAT subsidiary; a 49% gross margin in our World Jet subsidiary; and a modest markup of only 9% on the aircraft sale in 2003. During the second quarter of 2004, 89.7% of HAT's revenue came from its top five customers, 41.4% of Word Jet's revenue was derived from its top 5 customers.

During the second quarter of 2004, revenue produced from labor was $2,832,848 as compared with $2,538,424 in the same period of 2003. This represents an increase of 11.6%. The comparative costs for all direct labor, including work performed by outside contractors, was $1,202,112 in 2004 compared with $1,430,271 in 2003, representing a 16% decrease in cost. Results in the second quarter, ended June 30, 2004, reflect management's change in focus from growing revenue for the sake of revenue to booking jobs, (fixed-bid in most cases), with the highest potential for increased profitability. As a result of being selective in the work booked, considerable increase in efficiencies was experienced due to a smaller, highly skilled, stable work force.

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

Operating revenue for the three months ended September 30, 2003 was $5,091,825, which was bolstered by the inclusion of $2,200,000 in revenue from the sale of aircraft bought for resale. Operating revenue for the three months ended September 30, 2004 was $8,112,082, a 59% increase over 2003. Operating revenues increased 32% when World Jet, which was not part of the Company until January 1, 2004, is eliminated from the calculation. Gross profit for the third quarter of 2003 was $626,351 while gross profit for the third quarter of 2004 was $1,903,257, over a 200% increase. World Jet revenues were $1,153,128 in the third quarter of 2003 and $1,893,902 in the third quarter of 2004, a 64% increase; additionally, third quarter 2004 revenue increased over first half 2004 revenue by 23%. During the third quarter of 2004, 73.2% of HAT's MRO activity revenue came from its top five customers, 48% of Word Jet's revenue, after inter-company eliminations, was derived from its top 4 customers.

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

Operating revenue for the three months ended December 31, 2004 was over 4 times that of the three months ended December 31, 2003. Even after eliminating all of the revenue of World Jet, acquired during 2004, the adjusted calculation shows an increase of nearly 3.5 times. Our 4th quarter 2004 revenue included $5.7 million attributable to aircraft sales. Gross profit for the fourth quarter of 2003 was $917,945 while gross profit for the fourth quarter of 2004 was $1,554,744, also a substantial increase.

While the Company aggressively seizes revenue-producing opportunities such as aircraft sales, management gauges results by looking at what has been the core revenue producing activity to date, the sale of labor hours. In the fourth quarter of 2004, revenue produced from labor was $5,353,124 as compared with $2,417,361 the fourth quarter of 2003. This represents an increase of 182%. The comparative costs for all direct labor, including work performed by outside contractors, was $3,772,822 in the fourth quarter of 2004 compared with $834,666 for the same period in 2003, representing a 352% increase in cost. All direct labor costs were 35% of labor sales in fourth quarter of 2003 compared with 71% in the fourth quarter of 2004. During the third quarter, Management elected to seize several unique opportunities that have and will continue, in all likelihood, to substantially increase the volume of activity at HAT. During the first three quarters of 2004, as a result of being selective in the work booked, considerable increase in efficiencies was experienced due to a smaller, highly skilled, stable work force. A substantial sudden increase in volume, such as HAT was undergoing at the end of the third quarter and throughout the fourth quarter, can be expected to have a temporary impact on efficiencies. HAT's 4th quarter results definitely substantiate this expectation. Management is confident that timely adjustment to the increased volume will be made and profitability will benefit over time.

Company SG&A expenses were $1,202,595 for the fourth quarter of 2004 and as a percentage of revenues were 8.5%. The same period in 2003 showed SG&A expenses of $705,438, which was 25% as a percentage of revenues. During the third quarter of 2004, SG&A expenses included approximately $215,000 due to commissions related to aircraft sales transactions. The Company experienced an expense of approximately $57,000 related to employee annual bonuses and the Company Christmas party. Bonuses in the amount of $42,000 were also expensed in the fourth quarter, $37,000 of which was non-cash. World Jet SG&A expense decreased as a percentage of sales from 12% to 8% from third quarter of 2004 to fourth quarter of 2004.


Interest expense for the Company, during the fourth quarter of 2004, was $93,445.

The following table graphically depicts the quarterly performance for Global, HAT and World Jet operating subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2004:

------------------ ---------------- ------------- ------------- ------------- ------------- --------------
       Period      Income           Stand Alone   Stand Alone   Stand Alone   * Eliminate   Consolidated
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
Quarter Ended      Statement:       Global        HAT           World Jet       HAT/WJI          Global
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
March 31,2004      Revenues         $    230,576  $ 3,355,532   $  789,964     $ (  90,041)  $ 4,286,031
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Cost of Sales        (144,832)  (2,299,340)    (547,140)         90,041    (2,901,271)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Expenses             (148,281)    (465,427)     (15,665)                     (629,393)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Net Profit      ($     62,537) $   590,765   $  227,139                   $   755,367
                   (Loss)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------

------------------ ---------------- ------------- ------------- ------------- ------------- --------------
June 30, 2004      Revenues         $    545,458  $ 3,083,528   $  743,721     $ (  71,833)  $ 4,300,874
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Cost of Sales        (286,625)  (2,108,359)    (377,292)         71,833    (2,700,443)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Expenses             (313,422)    (496,757)      53,315                      (756,864)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Net Profit      ($     54,589) $   478,412   $  419,744                   $   843,567
                   (Loss)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------

------------------ ---------------- ------------- ------------- ------------- ------------- --------------
Sept. 30, 2004     Revenues         $    165,968  $ 6,576,013   $ 1,893,902    $  (523,801)  $ 8,112,082
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Cost of Sales         (92,624)  (5,153,587)   (1,486,416)       523,801    (6,208,826)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Expenses             (654,333)    (338,106)     (232,162)                  (1,224,601)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Net Profit      ($    580,989) $ 1,084,320   $   175,324                  $   678,655
                   (Loss)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------

------------------ ---------------- ------------- ------------- ------------- ------------- --------------
Dec. 31, 2004      Revenues         $    105,679  $ 12,273,815  $ 3,630,877    $(1,858,239)  $14,152,131
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Cost of Sales          67,437   (11,522,223)  (3,000,840)     1,858,239   (12,597,387)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Expenses             (265,837)     (710,418)    (345,416)                  (1,321,671)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Net Profit      ($     92,721)      $41,174  $   284,620                  $   233,073
                   (Loss)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------

------------------ ---------------- ------------- ------------- ------------- ------------- --------------
             2004  Revenues         $  1,047,681  $ 25,288,888  $ 7,058,464    $(2,543,914)  $30,851,118
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
      Year End     Cost of Sales        (456,644)  (21,083,509)  (5,411,688)     2,543,914   (24,407,927)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
       Results     Expenses           (1,381,873)   (2,010,708)    (539,948)                  (3,932,529)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------
                   Net Profit           (790,836) $  2,194,671  $ 1,106,827                  $ 2,510,662
                   (Loss)
------------------ ---------------- ------------- ------------- ------------- ------------- --------------

 * The eliminate column reflects the $ amounts of Inter-Company Sales by World Jet to HAT in 2004. On a consolidated basis Revenues and Cost of Sales are reduced to reflect the Revenues and Cost of Sales for external sales only, with a zero $ impact on stand alone or consolidated profit (loss) figures.


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

Results in the fourth quarter ended December 31, 2003 reflect Management's decision to reject a policy of focusing on increased revenue in favor of focusing on profitability. While the gradual upward trend in HAT revenues did not continue as a result of this new outlook, the net results, as shown by the table below, indicate stunning results for the focus on profitability. Not only did HAT record a profit in the fourth quarter but also, that profit, $370,047, was significant when compared with prior quarters' results. The Company recorded a first-time profit in the fourth quarter of $104,184 aided by the Renegade revenue stream produced under the Mesa Airlines agreement mentioned earlier.

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

The following table graphically depicts the quarterly performance for Global and HAT operating subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2003:

 ---------------------- ---------------- ------------- -------------- --------------
          Period          Income          Stand Alone    Stand Alone   Consolidated
 ---------------------- ---------------- ------------- -------------- --------------
 Quarter ended          Statement:         Global            HAT          Global
 ---------------------- ---------------- ------------- -------------- --------------
 March 31, 2003         Revenue                           $ 3,448,225    $ 3,448,225
 ---------------------- ---------------- ------------- -------------- --------------
                        Cost of Sales                    ($ 2,818,668)  ($ 2,818,668)
 ---------------------- ---------------- ------------- -------------- --------------
                        Expenses          ($  144,932)   ($   606,470)  ($   751,402)
 ---------------------- ---------------- ------------- -------------- --------------



---------------------- ---------------- -------------  -------------- --------------
                       Net Profit         ($  144,932)    $    23,087   ($   121,845)
                        (Loss)
---------------------- ---------------- -------------  -------------- --------------

---------------------- ---------------- -------------  -------------- --------------
  June 30, 2003        Revenue                            $ 4,071,135    $ 4,071,135
---------------------- ---------------- -------------  -------------- --------------
                       Cost of Sales                     ($ 3,355,881)  ($ 3,355,881)
---------------------- ---------------- -------------  -------------- --------------
                       Expenses           ($  390,813)   ($   704,892)  ($ 1,095,705)
---------------------- ---------------- -------------  -------------- --------------
                       Net Profit         ($  390,813)    $    10,362   ($   380,451)
                        (Loss)
---------------------- ---------------- -------------  -------------- --------------

 ---------------------- ---------------- ------------- -------------- --------------
 September 30, 2003    Revenue             $   84,552     $ 5,007,273    $ 5,091,825
---------------------- ---------------- -------------  -------------- --------------
                       Cost of Sales          (68,224)   ($ 4,397,250)  ($ 4,465,474)
---------------------- ---------------- -------------  -------------- --------------
                       Expenses              (638,506)   ($   889,161)  ($ 1,527,667)
---------------------- ---------------- -------------  -------------- --------------
                       Net Profit         ($  622,178)   ($   279,138)  ($   901,316)
                        (Loss)
---------------------- ---------------- -------------  -------------- --------------

---------------------- ---------------- -------------  -------------- --------------
 December 31, 2003     Revenue             $  227,633     $ 2,539,534    $ 2,767,167
---------------------- ---------------- -------------  -------------- --------------
                       Cost of Sales         (171,105)   ($ 1,678,119)  ($ 1,849,222)
---------------------- ---------------- -------------  -------------- --------------
                       Expenses              (265,863)       (491,368)      (813,759)
---------------------- ---------------- -------------  -------------- --------------
                       Net Profit         ($  265,863)    $   370,047    $   104,184
                        (Loss)
---------------------- ---------------- -------------  -------------- --------------

---------------------- ---------------- -------------  -------------- --------------
                       Revenue             $  312,185     $15,066,167    $15,378,352

---------------------- ---------------- -------------  -------------- --------------
                       Cost of Sales         (229,329)   ($12,249,918)  ($12,489,247)
---------------------- ---------------- -------------  -------------- --------------
                       Expenses            (1,496,642)   ($ 2,691,890)  ($ 4,188,533)
---------------------- ---------------- -------------  -------------- --------------
                       Net Profit         ($1,423,786)    $   124,359   ($ 1,299,428)
                        (Loss)
---------------------- ---------------- -------------  -------------- --------------


                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of December 31, 2004, we had outstanding secured indebtedness of $604,411 represented by a factored borrowing by our World Jet subsidiary. It should be noted that included in our accrued liabilities total of $844,709 is $122,076 that represents payroll taxes, interest and penalties due to the Internal Revenue Service for the second quarter of 2004. (This amount was paid during January and all tax payments are now current.) (see Note 18, Subsequent Events, in the footnotes to the Audited Financial Statements included as part of this report.) Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Our ability to repay our indebtedness is dependent on several factors: our continued ability to secure high profit margin jobs, more fully utilizing our capacities, creating a higher bottom line and consequently more cash; and our ability to establish revolving credit lines, which we can draw on as needed.

There were two significant funding events during 2004 as follows:

     On May 26, 2004, the Company entered into a private placement agreement with Barron Partners, LP. Under the terms of the private placement, Barron Partners purchased restricted 9,600,000 shares of common stock at a price of $.34 per share, and for each share purchased received .75 warrants to purchase an additional share at $.68 per share plus .75 warrants to purchase an additional share at $1.36 per share. If all of the warrants are exercised at their full purchase price, Barron Partners will acquire a total of 24,000,000 shares of the Company's common stock in exchange for a total of $17,952,000 in equity funding.

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

Changes in the Company's Balance Sheet for the year ended December 31, 2004 were meaningful.

These changes were largely the result of these events:

          1.   The closing of our purchase of the assets of Hamilton Aviation
          2.   The private placement with Barron Partners, LP
          3.   The purchase of World Jet Corporation.
          4. The September 3, 2004 private placement agreement discussed in the preceding paragraph.
          5. A renegotiated lump-sum payment of $750,000 to satisfy the debt associated with the purchase of the assets of Hamilton Aviation.

Total assets increased from $3,245,781 at December 31, 2003 to $11,920,388 at December 31, 2004. Significant increases for the period were:

     Cash on hand increased $541,224.

     Accounts receivable showed an increase of $3,153,270.

     Inventory increased $2,864,850.

     Property, plant and equipment increased $1,092,646.


During the year ended December 31, 2004 total liabilities increased from $4,397,472 at December 31, 2003 to $5,651,670 at December 31, 2004, primarily due to:

     A reduction in Notes Payable of $798,862 that was the result of payoffs of obligations.

     Accounts Payable increased $1,283,922.

     Amount due to factor increased $210,020.

     Shares subject to mandatory redemption decreased $400,535.

     Customer deposits increased $252,734

     Billings in excess of costs and estimated earnings on contracts in progress increased $642,552.


Cash

As of December 31, 2004 we had $549,904 in cash on hand and approximately $4,766,215 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements should they be needed.

                              Short-Term Financing

As of December 31, 2004, the Company's World Jet subsidiary had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the company's accounts receivable due from customers and bears interest at a rate as high as 50% per annum. At December 31, 2004, open invoices had accumulated interest at a rate of 32% per annum. The total amount of invoices placed is $755,514.05 on which the factor advanced $604,411.24. At December 31, 2004, the customers had made payments totaling $119,577.00; leaving a balance due to the factor of $635,937.05 payable by customers. No interest is being charged to customers. Interest due to the factor as of December 31, 2004 was $16,999.07.


                               Long-Term Financing

No long term financing was in place during 2004. (see Note 18, Subsequent Events, in the footnotes to the Audited Financial Statements included as part of this report.)


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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures"(as defined in rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that valuation, the Chief Executive/Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely making known material information relating the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of Global, all of those whose one year terms will expire May 2005, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address          Age        Position                    Date First Elected     Term Expires
----------------------------------------------------------------------------------------------------

Ian Herman              58      Chairman/CEO/CFO/Director            5/02                 04/05

John Sawyer             39      Director & President                 5/02                 04/05

Gordon Hamilton         51      Director                             5/02                 04/05

Alfredo Mason           43      Director                             5/04                 04/05

Lawrence Mulcahy        55      Director                             5/04                 04/05


Each of the foregoing persons may be deemed a "promoter" of the company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No Executive Officer or Director of the corporation is the subject of any pending legal proceedings.


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

Ian Herman: CEO/CFO/Chairman. From 2002 through the present, Mr. Herman has served as the CEO/CFO and Chairman of Global Aircraft Solutions, Inc. and its subsidiaries. From 2000 through the present, Mr. Herman has been the President of The Financial Capital, Inc., which is engaged in financial and business consulting. From 1995-2000, Mr. Herman was Chairman and a Board Member for the British government handling major inward investments into the United Kingdom as well as administering and evaluating projects in diverse industries totaling more than $200,000,000.00. During his tenure with the British government, Mr. Herman was awarded the Freedom of the City of London in recognition of his services. During the period of 1990-1999, Mr. Herman was the Chief Executive Officer of his own accounting and business consulting business specializing in publishing, healthcare, telecommunications, airlines, manufacturing and information technology. From 1988-1990 Mr. Herman was Chairman and Chief Executive Officer for British World Airlines Limited.

John B. Sawyer: President, Chief Operating Officer and Director. From May 2002 through the present, Mr. Sawyer has been the President of Global Aircraft Solutions, Inc.. From 1998 through May 6, 2002, John Sawyer was Chief Operating Officer of Hamilton Aviation, Inc. From 1996 until 1997, Mr. Sawyer was president of Matrix Aeronautica S.A. de C.V., a Mexican repair station located in Tijuana, Baja California. John received an A.A. in Aerospace Engineering from the University of Texas (Austin). In 1986 John joined Pan American World Airways based in Berlin, Germany. Subsequent to that he worked as a Production Foreman at Raytheon, a Quality Control Supervisor at TIMCO, a Heavy Maintenance Representative for World Airways, and Director of Quality Control at Federal Express Feeder.

Gordon D. Hamilton: Director. Gordon is the son of Hamilton Aviation founder, Gordon B. Hamilton, and literally grew up in the aviation business. Mr. Hamilton joined Hamilton Aviation full time as Vice President, Marketing after graduating with honors from the University of Chicago in 1978 with a BA in Tutorial Studies. Gordon became President and Chief Executive Officer of Hamilton Aviation in 1993; a position that he held until joining Hamilton Aerospace in 2003.

Alfredo Alejandro Mason: Director. From 1983 - 1986 Mr. Mason was the Director of Administration and Engineering for Pan Aviation Airlines. From 1986 - 1988 Mr. Mason was the Senior Account Executive for the Aviation and Aerospace Division of Marsh & McLennan. From 1988 - 1990 Mr. Mason was the Director of Aviation and Aerospace for Sedgwick James. From 1990 - Present Mr. Mason was the founder of and currently serves as the President and CEO of Southeast Marine and Aviation Insurance. Mr. Mason attended Embry-Riddle Aeronautical University where he majored in Aeronautical/Aerospace Engineering and also he attended the University of Miami where he studied International Finance and Insurance.

Lawrence Mulcahy: Director. Since 1988, Mr. Mulcahy has served as the President of L.L. Industries, d/b/a Davis Kitchens. Davis Kitchens is a wholesale distributor of cabinetry for commercial and residential use. Since 1994, Mr. Mulcahy has served as the President of Becker Specialties and Manufacturing in Tucson, AZ, a manufacturer of plastic laminate countertop blanks. Mr. Mulcahy has also been a partner in Davis Kitchens since 1994. Mr. Mulcahy received his B.S. in Economics from the University of Arizona and was a member of the United States Air Force prior to attending college.


                              Family Relationships

There are no family relationships between any directors or executive officers.


                              SIGNIFICANT EMPLOYEES

The following persons are considered significant employees of our HAT subsidiary:

Ian Herman, Chairman and Chief Executive Officer. Biography above.

John B. Sawyer, President. Biography above.

Alan R. Abate, Vice President and Senior Corporate Officer. Mr. Abate started his aviation career in 1976 at Hamilton Aviation. During his early years, he earned his FAA Airframe and Power plant certificates and honed his skills in transport category aircraft repair, maintenance and modification. In 1986, Mr. Abate joined the management team at Hamilton Aviation. Working days and going to school at night, he earned an Advanced Certificate and AAS degree, with honors, in Business Administration from Pima College in Tucson, Arizona. Since joining HAT shortly after its inception in April 2002, Mr. Abate has been responsible for contract management and corporate administration including human resources and information systems for Hamilton Aerospace.

Patricia Graham, Chief Financial Officer. Since 1995, Patricia Graham has been associated with the aviation industry serving as Divisional Controller for IAC Complete Controls, Inc., as Regional Controller for American Aircarriers Support, Inc., and as Controller and Corporate Officer for Evergreen Air Center, Inc. prior to joining HAT. Ms. Graham graduated Summa Cum Laude from the University of Arizona with a B.S. in Business Administration. Ms. Graham has over 15 years history in accounting, fiscal planning and budgetary operations, as well as 5 years public accounting experience.

David T. Querio, Vice President of Operations, Hamilton Aerospace. Mr. Querio joined the Company in May 2004 and brings with him over 21 years of aviation industry maintenance and maintenance management experience. Prior to joining HAT, Mr. Querio was Vice President of Operations for a large FAR145 Repair Station supervising in excess of 450 personnel. Prior to this, Mr. Querio served as Vice President, General Manager of the AMS Goodyear, AZ facility; Vice President, Engineering and Maintenance for Mesa Airlines; Vice President,

Maintenance for Mahalo Airlines and Vice President; Customer Support, Planning and Sales for West Virginia Air Center. Mr. Querio also worked for American Airlines for nine years in numerous mechanical and management positions.

The following persons are considered significant employees of our World Jet, Inc subsidiary:

Ralph Garcia, General Manager, World Jet Corporation. Mr. Garcia established World Jet Corporation in 1996 as a broker in the aircraft parts industry. World Jet Corporation operated an aircraft parts facility in Los Angeles, CA until 2003 when the company relocated it's operations to Tucson, AZ. Mr. Garcia was the owner and managing director of World Jet Corporation for 7 years until January 1,2004, the effective date of the acquisition of World Jet Corporation by Global Aircraft Solutions, Inc. After the acquisition in January 2004, Mr. Garcia accepted employment as the General Manager of the World Jet Corporation division of Global Aircraft Solutions, Inc. Prior to establishing World Jet Corporation in 1996, Mr. Garcia was self employed as an independent sales and marketing representative and has over 15 years of experience in sales and the aviation industry.

Andrew Maxam, Sales. Mr. Maxam started in the aviation business in 1987 as director of sales with American Aerospace, Inc where sales increased from $1,000,000 - $6,000,000 per year within the 4 year period of his employment there. From 1991 - 1996 Mr. Maxam served as President of International Aerotech, Inc., an aerospace parts sales company employing 25 in Irvine, CA. Currently Mr. Maxam is responsible for sales for World Jet Corp, a company that has become one of the worlds largest parts sales companies.

Ramon P. Curbita, Accountant. Has been with the company since 2000. A professional with 17 years experience in accounting and other related fields. He has extensive knowledge in various industries such as banking, manufacturing, construction, wholesale and retail industry. Graduated college with the a Bachelor of Science Degree in Commerce, major in Accounting and an undergraduate of Master in Business Administration at the Polytechnic University of the Philippines. He held various positions as Finance and Operations Manager for Tan Holdings Group of Companies in Guam and Chief Accountant for Saipan Ice and Water Company in the Commonwealth of the Northern Mariana Islands, U.S. Commonwealth, Pacific.


                         Exclusion of Director Liability

Pursuant to the General Corporation Law of Nevada, Global's Certificate of Incorporation excludes personal liability on the part of its directors to Global for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.


                                 Code of Ethics

Global has adopted a code of ethics applicable to its executive officers at this time and that code is posted on its website at www.hamaerotech.com.


Item 10. EXECUTIVE COMPENSATION.

Global currently has in place an employee stock compensation plan and two compensatory stock option plans. Global has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted at this time, although in the future the Board of Directors may adopt other plans.


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

                                                      SUMMARY COMPENSATION TABLE

                                                        Long-Term Compensation

                                      Annual Compensation                  Awards             Payouts
                               ------------------------------        ----------------------   -------

(a)                     (b)     (c)        (d)          (e)          (f)         (g)          (h)          (i)

Name and                Year   Salary      Bonus        Other        Restricted  Securities,  LTIP         Other
principal position                                                   Stock       Underlying   Payouts      Compensation
                                                                     Awards      options &
                                                                                 SAR's
                                                                     (Shares)

     Ian Herman         2004   $120,012    $13,000      None         2003award   None         None         None
Chairman, CEO                                                        vested

                    1   2003   $109,717    None         None         2,500,000   None         None         None

                        2002   $ 75,240    None         None         None        $40,000      None         None

John B. Sawyer          2004   $146,546    $  26,000    None         2003award   None         None         None
President, COO                                                       vested

                    1   2003   $142,159    None         None         2,500,000   None         None         None

                        2002   $ 88,310    None         None           400,000   None         None         None

Gordon Hamilton,        2004   46,598      None         None         None        None         None         None
Director

                    2   2003   33,518      None         None         None        None         None         None

                                           None         None         None        None         None         None
Ronald J. Clark         2004   None
Former President,
CEO

                        2003   $ 28,766    None         None         None        None         None         None

                    3   2002   $ 75,240    $15,000      None         None        None         None         None

                                           None         None         None        None         None         None
Randy J. Sasaki         2004   None
Former Director

                        2003   $0          None         None         None        None         None         None

                    4   2002   $0          $22,500      None         None        None         None         None

                                           None         None         None        None         None         None
John Brasher            2004   None
Former Director

                        2003   $0          None         None         None        None         None         None

                    4   2002   $0          None         $18,340      None        None         None         None



(1) The Restricted stock awards given to Herman and Sawyer in 2003 are pursuant to Employment Agreements filed under form DEF 14C on September 26, 2003.

(2) Hamilton became a director September 1, 2003

(3) The bonus amounts payable in 2002 to Clark consist of awards of common stock pursuant to the 1997 Employee Stock Compensation Plan. The restricted stock awards consist of common stock awarded pursuant to the 1997 Employee Stock
Compensation Plan.

(4) Sasaki and Brasher were directors, and Sasaki was an executive officer of the Company for the years respectively ended December 31, 2001 and 2002. Their service terminated on May 3, 2002. Other compensation payable to Brasher for those years consisted of legal fees.

The Company has or intends to implement employee benefits that are or will be generally available to all its employees and its subsidiary employees, including medical, dental and life insurance benefits and a 401(k) retirement savings plan.

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


                                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants

(a)                       (b)                    ( c)                    (d)                    (e)

Name                      Number of Securities   % of Total              Exercise or Base       Expiration Date
                          Underlying             Options/SAR's Granted   Price ($/Sh)
                          Options/SAR's Granted  to Employees in
                                                 Fiscal Year
--------                  ---------------------------------------------------------------------------------------------

Ian Herman                133,334                10%                     $0.17                  05/13/2008 (30 day
                                                                                                grace period)

John B. Sawyer            766,666                58%                     $0.17                  05/13/2008 (30 day
                                                                                                grace period)


                   AGGREGATED OPTION'SAR EXERCISES IN LAST FISCAL YEAR and FISCALYEAR-END OPTION/SAR VALUES

(a)                     (b)                   ( c)                 (d)                       (e)

Name                    Shares Acquired on    Value Realized ($)   Exercisable               Unexercisable
                        Exercise

--------                -----------------------------------------------------------------------------------------------

Ian Herman              None                  N/A                  133,334                    N/A

John B. Sawyer          None                  N/A                  766,666                    N/A


2002 Compensatory Stock Option Plan

Global has adopted the 2002 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "2002 CSO Plan"). The shareholders have not yet approved this plan. Global has reserved a maximum of 3,000,000 Common Shares to be issued upon the exercise of options granted under the 2002 CSO Plan. The 2002 CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. The Board of Directors or other plan administrator will grant options under the 2002 CSO Plan at exercise prices to be determined. With respect to options granted pursuant to the 2002 CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Global will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The Board of Directors administers the 2002 CSO Plan. Options to purchase an aggregate of 580,000 shares of Global common stock have been granted under the 2002 CSO Plan.

2003 Employee Stock Compensation Plan

Global has adopted the 2003 Employee Stock Compensation Plan for officers, employees, directors and advisors (the "2002 ESC Plan"). The shareholders have not yet approved this plan. Global has reserved a maximum of 5,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and Global will recognize a compensating deduction at such time. The Board of Directors administers the ESC Plan. 2,800,000 shares of Common Stock available under the EXC Plan have been awarded and issued.

                            Compensation of Directors

The Company has employment agreements with Ian Herman and John Sawyer. Each provides for the payment of a base salary with increases in base salary based upon the company's net profit performance and for bonus compensation based on performance. On July 29, 2004 Directors Mason and Mulcahy accepted Engagement Agreements to serve as Directors. The Agreements call for an honorarium payment of $100.00 per hour for every hour reasonably expended in performance of their duties and incentive compensation in the form of options to purchase 50,000 shares each of common stock, under the 2003 CSOP. On October 29, 2004, Gordon Hamilton resigned his position with HAT and became a compensated Director for the Company at the annual rate of $40,000 plus medical benefits and expenses.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2004, the stock ownership of each officer and director of Global, of all officers and directors of Global as a group, and of each person known by Global to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of Global, except as noted.


NAME AND ADDRESS OF           AMOUNT OF COMMON STOCK     PERCENT OF COMMON STOCK
BENEFICIAL OWNER              OWNED BENEFICIALLY                    OUTSTANDING

Ian M. Herman                     2,690,000                   1     8.8 %

John B. Sawyer                    2,740,000                   2     8.9 %

All Directors and
  Executive Officers              5,430,000                        17.7 %

Barron Partners, LP               9,600,000                   3    31.3 %

Perugia Design                    2,000,000                   4     6.5 %

1 2,500,000 shares issued pursuant to Employment Agreement filed under DEF14C on September 26, 2003.

2 2,500,000 shares issued pursuant to Employment Agreement filed under DEF14C on September 26, 2003.

3 On May 26 2004, pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933), the Company sold 9,600,000 shares of the Company's common stock to Barron Partners.

4 Originally part of 3,000,000 shares of stock issued in the Company's acquisition of Johnstone SoftMachine Corporation. These shares were subject to an agreement wherein a company controlled by a member of the family of one of the Board of Directors agreed to purchase 2,000,000 shares of this stock. This purchase produced a Note from the buyer, Perugia Design Corporation, for $100,000 that has been assigned by LogiCapital to the Company.

Item 12. Certain Relationships and Related Transactions.

There were no transactions, or series of transactions, for the years ended December 31,2004, 2003 or 2002 to which Global was a party, in which the amount exceeds $60,000, and in which to the knowledge of Global, any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.


Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and incorporated by reference to another report, registration statement or form. As to any shareholder of record requesting a copy of this report, Global will furnish any exhibit indicated in the list below as filed with report upon payment to Global of its expenses in furnishing the information.

2.1 Stock Exchange Agreement and Plan of Reorganization dated April 12, 2002, among the Company, JSC and the shareholders of JSC, incorporated by reference to Exhibit 2.1 to Form 8-K dated May 1, 2003................. 1

2.1 Stock Exchange Agreement and Plan of Reorganization dated April 30, 2002, among the Company, HAT and the shareholders of HAT, incorporated by reference to Exhibit 2.1 to Form 8-K dated May 3, 2003................. 1

3.1 Articles of Incorporation of Renegade Venture Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file No.
     33-30476 dated August 11, 1989 ........................................ 1

3.2  Bylaws of Renegade Venture Corporation, incorporated by reference to
     Exhibit 3.2 to registration statement on form S-18, file No.33-30476 dated
     August 11, 1989 ....................................................... 1

3.5 Amendment to Articles of Incorporation of RenegadeVenture Corporation, incorporated by reference from Exhibit 3.5 to Form 8-K dated August 16,
     1996 .................................................................. 1

3.6 Articles and Certificate of Merger dated September 18, 1997, between Renegade Venture Corporation and Renegade Venture (Nev.) Corporation, a Nevada corporation, with Merger Agreement attached thereto as Exhibit A, incorporated by reference to Exhibit 2.1 to Form 8-K dated
     October 2, 1997. ...................................................... 1

3.7 Certificate of Incorporation of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K old-fashioned October
     2, 1997................................................................ 1

3.8  Bylaws of Renegade Venture (Nev.) Corporation, incorporated by reference to
     Exhibit 3.2 to Form 8-K dated October 2, 1997.......................... 1

3.9 Articles of Incorporation of Johnstone SoftMachine Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K dated
     May 1, 2003............................................................ 1

3.10 Bylaws of Johnstone SoftMachine Corporation, incorporated by reference to
     Exhibit 3.2 to Form 8-K dated May 1, 2003.............................. 1

3.11 Articles of Incorporation of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K dated May 3,
     2003................................................................... 1

3.12 Bylaws of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K dated May 3, 2003........................... 1

3.13 Amendment to Articles of Incorporation/ByLaws incorporated by reference to
     Form 8-K dated 12/16/04................................................ 1

4.1 Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement of Form S-18, file No. 33-30476 dated August 11,
     1989 .................................................................. 1

10.1 Common Stock Option granted to Randy J. Sasaki......................... 1

10.2 Common Stock Option granted to John D. Brasher Jr...................... 1

10.3 Data License Agreement dated April 12, 2002, between LogiCapital Corporation and Johnstone SoftMachine Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K dated May 1, 2003................ 1

10.4 Sale of Assets Agreement dated April 15, 2002, between Hamilton Aerospace and Hamilton Aviation, Inc., incorporated by reference to Exhibit 10.1 to
     Form 8-K dated May 3, 2002............................................. 1

10.5 Acquisition of World Jet Corporation incorporated by reference to Form 8-K filed August 13, 2004 ................................................. 1

10.6 Subscription agreement, private offering incorporated by reference to
     Form 8-K filed September 8, 2004 ...................................... 1

10.7 Consignment agreement incorporated by reference to Form 8-K filed
     December 8, 2004 ...................................................... 1

11.1 Statement regarding computation of per share earnings incorporated in notes to the audited financial statements herein ............................ 2

14.1 Code of Ethics......................................................... 2

21.1 Subsidiaries of the Registrant......................................... 2

22.1 Published report regarding matters submitted to vote................... 2

31.1 Rule 13a -14/15d -14 (a) Certifications................................ 2

32.1 Section 1350 Certifications............................................ 2

99.1 1997 Compensatory Stock Option Plan, incorporated by reference to Exhibit
     10.1 to Form 8-K dated October 2, 1997................................. 1

99.2 1997 Employee Stock Compensation Plan, incorporated by reference to Exhibit
     10.2 to Form 8-K dated October 2, 1997................................. 1

99.3 2002 Compensatory Stock Option Plan, incorporated by reference to Exhibit
     99.1 to Form 8-K dated May 1, 2002..................................... 1

1 - Incorporated by reference to another registration statement, report or document.

2 - Included as part of this Report.

(b) Reports on Form 8-K.

Filed during 4th Quarter of 2004:

September 8, 2004 - covering Item 3.02, Unregistered Sales of Equity Securities,
Item 9.01. Financial Statements and Exhibits. The exhibits were 3.02, Form of Subscription Agreement; A, form of Warrants; B, Escrow Agreement; C, Form of Legal Opinion; D, Form of Finder's Warrants; E, Public disclosure; and F, form of Limited Standstill Agreement.

October 8, 2004 - covering Item 7.01. Regulation FD Disclosure, and Item 9.01. Financial Statements and Exhibits. The exhibit was a Press Release of Renegade Venture (NEV.) Corporation, Inc. issued October 6, 2004.

November 15, 2004 - covering Item 2.02, Results of Operations and Financial Condition, Item 9.01 Financial Statements and Exhibits. The exhibit was a Press Release of Renegade Venture (NEV.) Corporation, Inc. issued November 15, 2004.

December 8, 2004 - covering Item 1.01, Entry into a Material Definitive
Agreement.

December 9, 2004 - covering Item 9.01, Financial Statements and Exhibits. The exhibit was a Press Release of Renegade Venture (NEV.) Corporation dated December 9, 2004. (Amendment to December 8, 2004 8-K)

December 15, 2004 - covering Item 9.01, Financial Statements and Exhibits. The exhibits were auditied Financial statemetns of World Jet Corportion for the years ended 2002 and 2003 and The unaudited condensed consolidated financial statements of Renegade Venture (NEV.) Corporation for the nine months ended September 30, 2004. (Amendment to August 13, 2004 8-K)

December 16, 2004 - covering Item 5.03, Amendments to Articles of Incorporation or By Laws; change in Fiscal Year, and Item 9.01 Financial Statements and Exhibits. The exhibits were Amended and Restated Certificate of Incorporation of Global Aircraft Solutions, Inc., formerly Renegade Venture (NEV.) Corporation, Certificate of Amendment filed with the Nevada Secretary of State, and Press Release of Global Aircraft Solutions, Inc. dated December 16, 2004.

Filed in earlier quarters of 2004:

August 13, 2004 - covering Item 2, Acquisition or Dispostion of Assets and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. The exhibits were Stock Purchase Agreement and Press Release of Renegade, dated as of July 29, 2004.

Item 14.  Principal Accountant Fees and Services

The following table represent aggregate fees billed to the Company for the years ended December 31, 2004 and 2003 by Larry O'Donnell, CPA, P.C., the company's principal accounting firm.


               ----------------------- -- ------------------------
                                          Year Ended December 31,
               ----------------------- -- ---------- -- ----------
                                             2004          2003
               ----------------------- -- ---------- -- ----------
               Audit Fees                 $  9,390      $   7,600
               ----------------------- -- ---------- -- ----------
               Audit-related Feed (a)       11,500          2,850
               ----------------------- -- ---------- -- ----------
               Tax Fees (b)
               ----------------------- -- ---------- -- ----------
               All Other Fees (c)            7,140          3,380
               ----------------------- -- ---------- -- ----------
                   Total Fees (d)          $28,030       $ 13,830
               ----------------------- -- ---------- -- ----------

(a)  Primarily benefit plans audit services

(b)  Primarily tax returns, advice and planning

(c) Primarily advisory services relating to compliance with reporting requirements

(d) All fees have been approved by the Audit Committee. All work was performed by the principal accounting firm's full-time permanent employees.

The Audit Committee has considered whether performance of services other than audit services is compatible with maintaining the independence of Larry O'Donnell, CPA, P.C.

In 2004, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services Larry O'Donnell, CPA, P.C., the Company's independent auditor, may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee.

                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSB to be signed on its behalf by the undersigned, thereto duly authorized individual.


Date: March 30, 2005


GLOBAL AIRCRAFT SOLUTIONS, INC.
Formerly Renegade Venture (NEV) Corporation


By:  /s/  Ian Herman
-------------------------------
    Ian Herman, Chief Executive
    Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated.




Name                                                            Date
----                                                            ----

/s/  Ian M. Herman                                           3/30/2005
------------------------------------------------
     Ian M. Herman
     Director, Chairman, Chief Executive Officer
     And Chief Financial Officer
     (Principal Executive Officer)


/s/  John B.Sawyer                                           3/30/2005
-------------------------------------------------
     John B. Sawyer
     President, Director (Chief Operating Officer)


/s/  Patricia Graham                                            0/2005
-------------------------------------------------
      Patricia Graham
      (Principal Financial and Accounting Officer)

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                  228 South Fraser Street
                                                                          Unit 1
                                                         Aurora, Colorado 80014


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Global Aircraft Solutions, Inc.
Tucson, Arizona


I have audited the accompanying balance sheet of Global Aircraft Solutions, Inc. (formerly Renegade Venture (Nev.) Corporation ,as of December 31, 2004 and 2003, and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Aircraft Solutions, Inc. (formerly Renegade Venture (Nev.) Corporation as of December 31, 2004 and 2003, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Larry O'Donnell, CPA, P.C.
March 25, 2005

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Formerly Renegade Venture (Nev.) Corporation
                           Consolidated Balance Sheet
                           December 31, 2003 and 2004
                                    (Audited)


                                     ASSETS

                                                       2003             2004
                                                   -----------       -----------
CURRENT ASSETS
Cash and cash equivalents                          $     8,680       $   549,904
Accounts receivable                                  1,612,945         4,766,215
Note receivable                                                          175,642
Note receivable: related party
                                                         6,400                 0
Inventory                                              570,794         3,435,644
Other current assets                                   392,407           380,932
                                                   -----------       -----------

  TOTAL CURRENT ASSETS                             $ 2,591,226       $ 9,308,337

Property, plant and equipment                          532,388         1,625,034
Investments                                                               25,000
Goodwill                                                                 597,724
Assets held for sale                                                     212,500
Other assets                                           122,167           151,793
                                                   -----------       -----------

  TOTAL ASSETS                                     $ 3,245,781       $11,920,388
                                                   ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Formerly Renegade Venture (Nev.) Corporation
                           Consolidated Balance Sheet
                           December 31, 2003 and 2004
                                    (Audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2003            2004
                                                   ------------    -------------
CURRENT LIABILITIES
Notes payable                                      $    798,862    $          0
Note payable-related party                                 --              --
Accounts payable - trade                              1,691,853       2,955,775
Accounts payable - related party                         71,827               0
Due to factor                                           394,391         604,411
Customer deposits
                                                         27,800         280,537
Billings in excess of costs and estimated
  earnings on contracts in progress                     323,686         966,238
Accrued liabilities                                     688,518         844,709
Shares subject to mandatory redemption                  400,535               0
                                                   ------------    ------------

  TOTAL LIABILITIES                                $  4,397,472    $  5,651,670
                                                   ============    ============

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 and
 100,000,000 shares authorized in 2003 and 2004,
 17,480,000 and 30,650,386
 issued and outstanding in 2003 and 2004                 18,110           31,280
Additional paid-in capital                            2,412,123        6,976,700
Deferred compensation                                  (332,000)              0
Contributed capital                                     620,289         620,289
Accumulated deficit                                  (3,870,213)     (1,359,551)
                                                   ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY                         (1,151,691)      6,268,718
                                                   ============    ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  3,245,781    $ 11,920,388
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Formerly Renegade Venture (Nev.) Corporation
                      Consolidated Statement of Operations
                     Years ended December 31, 2003 and 2004
                                    (Audited)

                                                       2003            2004
                                                   ------------    ------------

Net sales                                          $ 15,378,352    $ 30,851,118

Cost of sales                                        12,489,247      24,407,926
                                                   ------------    ------------

Gross profit                                          2,889,105       6,443,193
Selling, general and administrative expenses         (3,727,036)     (4,607,143)
Penalties                                              (132,096)       (295,903)
                                                   ------------    ------------

Gain (loss) from operations                            (970,027)      1,540,146

Other income (expense):
  Interest income                                       370,030          87,521
  Interest expense                                     (690,663)       (329,023)
  Gain on renegotiation of contract                                   1,144,502
  Miscellaneous expense                                 (19,551)         (9,084)
  Discounts taken                                                        45,438
  Miscellaneous income                                   10,780          31,162
                                                   ------------    ------------

Net gain (loss)                                    $ (1,299,428)   $  2,510,662
                                                   ============    ============

Net gain (loss) per share (Basic)                  $      (0.07)   $       0.10
                                                   ============    ============
Net gain (loss) per share (Fully Diluted)          $      (0.07)   $       0.10
                                                   ============    ============


Th accompanying notes are an integral part of these consolidated financial statements.


                                      GLOBAL AIRCRAFT SOLUTIONS, INC.
                               Formerly Renegade Venture (NEV.) Corporation
                      Consolidated Statement of Changes in Stockholders' Equity
               For the Year Ended December 31, 2003 and the Year Ended December 31, 2004

-------------------------------------------------------------------------------------------------------------
                                             Additional  Contributed    Deferred    Accumulated   Stockholder
                                              Paid-in      Capital    Compensation   Earnings/      Equity
                          Common Stock        Capital                                 Deficit
                       Shares       Amount     Amount      Amount        Amount        Amount       Amount
-------------------------------------------------------------------------------------------------------------
   Balance at     *  18,980,000     19,360   1,904,075     520,289       (66,000)   (2,570,785)      307,061
  December 31,
      2002

 1st Qtr, 2003
 -------------
Net Income/Loss                                                                       (121,845)
Shares issued            50,000         50      14,950
Shares returned         (50,000)       (50)         50
Compensation                                                              18,000
    expensed

 2nd Qtr, 2003
 -------------
Net Income/Loss                                                                      (380,450)
Shares returned   1  (8,350,000)    (8,100)   (409,112)
Compensation                                                              18,000
    expensed

 3rd Qtr, 2003
 -------------
Net Income/Loss                                                                      (901,318)
Shares issued         5,610,000      5,610     (16,440)                 (320,000)
Shares returned   2  (1,560,000)    (1,560)    531,390
Compensation                                                              18,000
    expensed
Treasury stock    3                           (114,000)

 4th Qtr, 2003
 -------------
Net Income/Loss                                                                       104,185
Shares issued         2,800,000      2,800     501,200
    Capital       4                                        100,000
  contributed

    Balance          17,480,000     18,110    2,412,123     620,289     (332,000)  (3,870,213)    (1,151,691)
  December 30,
      2003

 1st Qtr, 2004
 -------------
Net Income/Loss                                                                       755,367
Compensation                                                              12,000
    expensed

  2ndQtr, 2004
  ------------
Net Income/Loss                                                                       843,567
Shares issued    5    9,600,000      9,600   3,009,600
Shares pledged                       1,000     499,000

 3rd Qtr, 2004
 -------------
Net Income/Loss                                                                       678,655
Shares issued    6    1,000,000
   (pledged)
Shares issued    7    2,570,386      2,570   1,055,977
Shares vested                                                            320,000

 4th Qtr, 2004
 -------------
Net Income/Loss   8                                                                   233,073

    Balance       9  30,650,386     31,280   6,976,700     620,289             0   (1,359,551)     6,268,718
  December 31,
      2004

o    For notes on items 1 thru 9, see Note 6 covering Shareholder Equity.

The accompanying notes are an integral part of these consolidated financial statements.



                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Formerly Renegade Venture (Nev.) Corporation
                      Consolidated Statement of Cash Flows
                     Years ended December 31, 2003 and 2004
                                    (Audited)

                                                           2003           2004
                                                       ------------   -----------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                  $(1,299,428)   $ 2,510,662

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation                                           111,904        321,160
    Write down of inventory                                               212,500
    Allowance for Doubtful Accounts                         60,562         14,944
    Gain from Renegotiation of Contract                                (1,144,502)
    Expenses paid with stock                               571,000        419,613
                                                       -----------    -----------
Net adjustments to reconcile net loss to net cash          743,466       (176,285)

Changes in Assets and Liabilities:
    Accounts receivable                                   (920,033)    (3,584,402)
    Prepaid expenses                                       (15,216)       (75,157)
    Inventory                                             (158,205)    (1,631,494)
    Investments                                                           (25,000)
    Restricted funds                                       (75,410)          (409)
    Other current assets                                       421         (8,094)
    Other non-current assets                                22,292       (212,500)
    Accounts payable-trade                               1,067,726      2,253,182
    Accounts payable-related party                         (55,202)        16,173
    Due to factor                                          272,979       (394,391)
    Customer deposits                                       27,800        252,737
    Billings in excess of cost and estimated
       earnings on contracts in progress                   250,335        642,552
    Income Taxes Payable                                                  208,989
    Commitments and contingencies                          400,535       (400,535)
    Accrued liabilities                                   (227,539)      (414,735)
                                                       -----------    -----------
Net cash used by operating activities                       34,521     (1,038,707)

Cash flows from investing activities:
    Purchase of property, plant and equipment              (83,941)    (1,366,447)
    Purchase of World Jet, net of cash acquired                          (959,644)
                                                       -----------    -----------
Net cash used by investing activities                      (83,941)    (2,326,091)

Cash flows from financing activities:
    Notes payable                                          598,061        412,913
    Paid in capital                                                     4,065,577
    Issuance of stock                                     (300,535)        12,170
    Treasury stock                                         (16,667)
    Note receivable                                       (101,250)       (50,411)
    Note receivable -- related party                        (6,400)         6,400
    Notes payable -- related party                        (117,000)      (540,627)
                                                       -----------    -----------
Net cash provided by financing activities                   56,209      3,906,022

Net increase (decrease) in cash and cash equivalents         6,789        541,224
Cash and cash equivalents at beginning of period             1,891          8,680
                                                       -----------    -----------

Cash and cash equivalents at end of period             $     8,680    $   549,904
                                                       ===========    ===========

Schedule of noncash investing and financing activities:
    Common stock issued for World Jet Corporation      $  500,000

o    Interest paid in 2003 was $690,663 and paid in 2004 was $329,023.

o    No income taxes were paid in 2003 or 2004 due to NOL carryforward.

The accompanying notes are an integral part of these consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  (Formerly Renegade Venture (NEV) Corporation)
                          Notes to Financial Statements
                     December 31, 2003 and December 31,2004


1. BASIS OF PRESENTATION

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Global Aircraft Solutions, Inc., formerly Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT") and Johnstone Softmachine Corporation ("Johnstone"), collectively, the "Company". All were acquired by Global on May 2, 2002. The accounting records of HAT/Johnston reflect activities since inception of April 5, 2002. For accounting purposes, the transaction has been treated as an acquisition of Global, formerly Renegade Venture (NEV.) Corporation by HAT and as a recapitalization of Global, formerly Renegade Venture (NEV.) Corporation. Since HAT began operating on April 15, 2002 no results of operations for the period January 1, 2002 to April 14, 2002 have been presented. As such, the financial statements reflect the accounting activity of HAT since its inception date of April 5, 2002.

The acquisition of 100% of World Jet, Inc was finalized on July 15, 2004, with an effective date of January 1, 2004. As such, the financial statements include the accounting activity of World Jet since January 1, 2004.

2. ORGANIZATION AND NATURE OF OPERATIONS

Global Aircraft Solutions, Inc., formerly Renegade Venture (Nev.) Corporation, formerly Renegade Venture Corporation, was incorporated on February 13, 1989, as a Delaware corporation. In 1997, the Company was re-domiciled as a Nevada Corporation through a merger with a newly formed Nevada Corporation, Renegade Venture (NEV.) Corporation, a wholly owned subsidiary of Renegade Venture Corporation.

On May 2, 2002, the Company acquired 100% of the common stock of Hamilton Aerospace Technologies Inc. ("HAT") pursuant to a Stock Exchange Agreement whereby the former shareholders of HAT received 12,500,000 common shares of Renegade Venture (NEV.) Corporation, now Global Aircraft Solutions, Inc. Subsequent to this reverse merger there were 16,200,000 total common shares outstanding. HAT was formed on April 5, 2002 and commenced operations on April 15, 2002. HAT provides large aircraft maintenance, repair and modification services to owners and operators of large transport-category commercial jet aircraft. Services of this nature are required and needed by passenger and cargo air carriers, aircraft leasers, and governmental entities.

On April 12, 2002, Renegade Venture (NEV.) Corporation, now Global aircraft solutions, Inc., acquired 100% of the common stock of Johnstone Softmachine Corporation (Johnstone) pursuant to the Stock Purchase Agreement and Plan of Reorganization by and between LogiCapital Corporation (the principal shareholder of Johnstone), an entity controlled by John Brasher, who, at that time, was a director of Renegade Venture (NEV.) Corporation (he has since resigned) and Renegade Venture (NEV.) Corporation. Mr. Brasher was also a principal stockholder of Renegade Venture (NEV.) Corporation prior to the merger. As such, this transaction represented a transfer between control groups and is reported on a historical cost basis. Johnstone was formed on May 8, 1996 has had no substantial operations, and is in the development stage. Johnstone currently lacks the funding necessary to commence operations.

On July 15, 2004, the Company finalized an agreement to buy 100% of the common stock of World Jet Corporation, a privately held aircraft parts and brokerage company for $1.55 million in cash and notes and 1,000,000 shares of restricted common stock valued at $0.50 per share for the purposes of this transaction. The effective date of this agreement is January 1, 2004. The shares were issued in July 2004.


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


Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is three years at both our HAT and World Jet subsidiaries; the estimated useful life of all other categories of assets at our HAT subsidiary is five years. World Jet uses estimated useful lives of 3, 5, and 7 years for its other assets. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets. Maintenance and repairs that neither materially adds to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result form its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolesce, demand, competition, and other economic factors.


Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2004 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

The following table shows a breakdown of sales by category that comprise total Net Sales for the periods presented:

      Sales Breakdown                        2003             2004
      ---------------                        ----             ----

      Aircraft Maintenance:

                 Labor                   $ 9,092,174       $14,332,802

                 Parts                     3,059,219         2,886,994

      Aircraft
      Sales/Engines                        2,950,000         7,940,943

      Parts Sales
                                               8,791         4,688,501

      Other Services
                                             268,168           818,545

      Commissions                                              183,333
                                         -----------       -----------

                  Total Sales            $15,378,352       $30,851,118


Income (Loss) per share

Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. During the year ended December 31, 2003 there were no dilutive securities and Basic Earnings per share were calculated using the net loss for the year divided by the number of shares issued and outstanding at December 31, 2003.


Calculation of Basic Earnings per Share for 2004:

Issues          Shares        Date              Days          Weighted shares
------          ------        ----              ----          ---------------

                17,480,000    1/01 - 6/01       152             7,259,454

9,600,000       27,080,000    1/06 - 7/01        30             2,219,672

1,400,000       28,480,000    7/01 - 7/07         6               466,885

55,000          28,535,000    7/07 - 9/03        58             4,521,940

2,115,386       30,650,386    9/03 - 1/01        120           10,049,307
                                                -----          ----------

                              TOTALS             366           24,517,258


                              NET INCOME     -  2004          $ 2,510,662

                                                EPS,          $  .10
                                                Basic

Calculation of Fully Diluted Earnings per Share for 2004: (Average price of shares $.52.)


Warrants and options under $.52 (see Table under       Shares
Note 6)

   Warrants @  .34                                   720,000

   Options @ $ .17
                                                     900,000

   Options @ $ .20                                   100,000
                                                  ----------

     Total under $.52                              1,720,000

     Shares from above                            24,517,258
                                                  ----------

     Total, fully diluted                         26,237,258


NET INCOME - 2004                                $ 2,510,662

EPS, Fully diluted                               $  .10


Goodwill
--------

The Company bought 100% of the stock of World Jet. The acquisition of World Jet was recorded as follows:

Assets purchased from World Jet:

            Cash                                                         590,356

            Accounts receivable                                          983,796

            Inventories                                                1,445,856

            Other assets                                                  47,235

            Goodwill                                                     597,724
                                                                      ----------

                                                                       3,664,967

Liabilities assumed from World Jet

            Accounts payable and accrued expenses                        870,967

            Loans payable - related parties
                                                                         744,000

                                                                       1,614,967

Net purchase price                                                    $2,050,000


The $597,724 goodwill recorded represents the difference between the price paid of $1,250,000 in cash and notes and 1,000,000 shares of stock, at $.50 per share, and the World Jet equity of $1,452,276 at January 1, 2004, the transaction date.

The Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its goodwill-carrying amount. Such circumstances could include but are not limited to:

     1.   A significant adverse change in legal factors or in business climate
     2.   Unanticipated competition
     3.   An adverse action or assessment by a regulator

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to that unit's carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The total of the implied fair value of all of the other assets and liabilities of the unit, based on their fair value, less the total amount assigned to those assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.


New Accounting Pronouncements:

     FASB Interpretation 46R "Consolidation of Variable Interest Entities", as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Accordingly, on January 1, 2004, we adopted FIN 46R and consolidated our interest in a landfill development partnership, of which we are a limited partner. The consolidation of the landfill development partnership had an effect of increasing fixed assets by $2.8 million after we recognized an impairment expense of $1.2 million in 2004.

     In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. We adopted Statement No. 132R in the quarter ended March 31, 2004.

     In May 2004, the Financial Accounting Standards Board issued a staff position, FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug Improvement Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. We adopted FSP 106-2 in our fourth quarter beginning on July 1, 2004. The Medicare Prescription Drug Improvement Act of 2003 should result in improved financial results for employers that provide prescription drug benefits for their Medicare-eligible retirees. The Prescription Drug bill will have an estimated effect of reducing our postretirement liabilities by approximately 8%. The estimated reduction will be recognized over 14 years. The Prescription Drug bill reduced our expense for postretirement liabilities by approximately $140 for the fourth quarter of fiscal 2004. In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.


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


4. INVENTORY

Inventories consisted of the following:

                                                    2003                 2004
                                                    ----                 ----

                Maintenance Hardware            $  145,794            $  991,206
                Parts for Resale                   425,000             1,929,664
                Aircraft & Engine                        0               514,774
                                                ----------            ----------

                                                $  570,794            $3,435,644

The $425,000 Parts for Resale-2003 (previously rotable parts) was reclassified in 2004. $212,500 was written off during 2004 as a write down of inventory value and the balance of $212,500 was reclassified as a non-current asset (Assets held for sale).

5. PROPERTY AND EQUIPMENT

                                                       2003              2004
                                                       ----              ----

             Gross Asset Values

Land and improvements                               $   25,094        $   25,094

Buildings and improvements                             123,313           170,560

Vehicles                                                45,040            73,328

Machinery and equipment                                456,912         1,563,659

Computer Equipment                                           0           289,561

Other Office Equipment                                   1,915            50,805
                                                    ----------        ----------
                                                       652,274         2,173,007
Less accumulated
depreciation                                           119,886           547,973
                                                    ----------        ----------

  Property and equipment, Net                       $  532,388        $1,625,034
                                                    ==========        ==========

    During 2003 and 2004 depreciation expense was $111,903 and $321,160.


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

As discussed in Note 1, the Company went through two acquisitions during the quarter ended June 30, 2002. Under the terms of these mergers, the Company issued 3,000,000 common shares to the stockholders of Johnstone Softmachine Corporation and 12,500,000 shares to the stockholders of Hamilton Aerospace Technologies, Inc. The issuance of these shares is reflected in the accompanying financial statements.

On July 21, 2003 the Directors of the Company took the following actions by Unanimous Consent of the Board of Directors in lieu of Special Meeting:

     The 8,100,000 shares held by OMAC, 1,500,0000 shares held by Seajay Holdings, LLC and 1,500,000 shares held by Joane Corporation were declared void due to failure of consideration for the issuance of such shares. Further the proper officers of the Corporation were authorized and directed to take all action necessary to cause the certificate representing the 8,100,000 shares of common stock held by OMAC to be returned to the Corporation for cancellation in accordance with the terms of the Judgment, discussed in Note 7 below, as entered by the Superior Court of Maricopa County Arizona. The proper officers of the Company were authorized and directed in accordance with said Judgment to open an escrow account and to fund such account in the amount of $400,535.14 within 90 days of the return and cancellation of the OMAC certificate. Further the certificate of Joane Corporation, representing 1,500,000 shares of common stock, shall be canceled. The shares represented by such certificate shall revert to authorized and unissued shares of the Company's capital stock. Further, the proper officers of the Corporation were authorized and directed to take such action as necessary to cause the certificate held by Seajay Holdings, LLC to be returned to the Company for cancellation.

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

On October 15, 2003, the Company was notified that an agreement between LogiCapital Corporation and Perugia Design Corporation, a company controlled by a family member of one of the Company's Directors, had been reached. This agreement calls for the sale of 2,000,000 shares of the 3,000,000 shares held by LogiCapital, discussed earlier. The stock was transferred in 2004.

On May 26, 2004, the Company entered into a private placement agreement with Barron Partners, LP. Under the terms of the private placement, Barron Partners purchased restricted 9,600,000 shares of common stock at a price of $.34 per share, and for each share purchased received .75 warrants to purchase an additional share at $.68 per share plus .75 warrants to purchase an additional share at $1.36 per share. If all of the warrants are exercised at their full purchase price, Barron Partners will acquire a total of 24,000,000 shares of the Company's common stock in exchange for a total of $17,952,000 in equity funding.

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

On July 15, 2004, the Company finalized an agreement to buy 100 percent of the common stock of World Jet Corporation, a privately held aircraft parts, sales and brokerage company for $1.55 million in cash and notes and 1,000,000 shares of restricted common stock valued at $.50 per share for the purposes of this transaction. The effective date of this agreement is January 1, 2004. The shares of stock were issued in July 2004.

On July 29, 2004 the Board of Directors of the Company elected to fully vest the 2,000,000 incentive shares that resulted under the Employment Agreements with Messrs. Herman and Sawyer, discussed earlier, that were entered into on July 21, 2003.On September 3, 2004, pursuant to the "safe harbor" private offering exemption provided by Rule 506 of Regulation D under Section 4(2) of the Securities Act of 1933, in exchange for One Million One Hundred Thousand Dollars ($1,100,000.00) the Company sold 2,115,386 shares of the Company's common stock (purchase price of $0.52), class A warrants to purchase 1,057,693 shares of the Company's common stock (exercise price of $1.00 per share), and Class B warrants to purchase 1,057,693 shares of the Company's common stock (exercise price of $1.36 per share).The Company also issued the following warrants as part of the commissions paid in connection with the above offering: (i) warrants to purchase 158,654 shares of the Company's common stock at an exercise price of $0.52 per share; (ii) warrants to purchase 79,327 shares of the Company's common stock at an exercise price of $1.00 per share; (iii) warrants to purchase 79,327 shares of the Company's common stock at an exercise price of $1.36 per share.

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

On December 5, 2002, the Board agreed to grant options to key management personnel of HAT in the amount of 240,000 shares under the 1997 Compensatory Stock Option Plan. Options will be restricted for one year. Due to the loss of one of the key management people, during the restriction period, 60,000 shares were never issued.

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

On October 3, 2003, the Company filed The 2002 Compensatory Stock Option Plan registering 3,000,000 shares of common stock ($.001 par value) at a proposed maximum offering price of $0.20 per share.

On October 6, 2003, the Company filed The 2003 Employee Stock Compensation Plan registering 5,000,000 shares of common stock ($.001 par value) at a proposed maximum offering price of $.20 per share.

On October 7, 2003, the Company awarded 500,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for legal services and 1,100,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for consultant services. The Board of Directors determined that the fair value of these shares on the date of grant was $0.18 per share.

On October 15, 2003, the Company awarded 1,200,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for consultant services. The Board of Directors determined that the fair value of the shares on the date of grant was $.18 per share.

On May 13, 2004, the Company's Board of Directors granted 900,000 compensatory stock options under the 2003 ESC Plan at an option price of $0.17 per share.

On July 29, 2004, the Company's board of Directors awarded options to purchase 50,000 shares each to 2 new Directors as incentive compensation. The option price is $0.20 per share.

During the third quarter of 2004, the Company finalized an agreement to award 400,000 shares of common stock under the 2003 ESC Plan of the Company for professional services to be provided over a two-year period. The effective date of this transaction was May 13, 2004. The Board of Directors determined that the fair value of these shares on the date of grant was $0.23 per share.


  ----------------------------------------------------------------------------
  SCHEDULE OF STOCK, WARRANTS AND OPTIONS OUTSTANDING AS OF DECEMBER 31, 2004
  ----------------------------------------------------------------------------

            Common Shares Issued and Outstanding                   30,650,386
  ----------------------------------------------- ----------------------------
                       Uncovered Warrants Issued:
  ----------------------------------------------- ----------------------------
                                         @ $0.34                      720,000
                                         @ $0.68                    7,740,000
                                         @ $1.00                    1,057,693
                                         @ $1.36                    8,797,693
                                         Subtotal                  18,315,386

                                 Options Issued:
                                         @ $0.17                      900,000
                                         @ $0.20                      100,000
                                         @ $0.30                       50,000
                                        Subtotal                    1,050,000

    Options pending under
     employment contracts                 @$0.60                      330,000
   ----------------------------------------------- ----------------------------
                                           Total                   50,345,772
  ----------------------------------------------- ----------------------------


                           SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

            PLAN NAME                    TOTAL SHARES         ISSUED             AVAILABLE
            ---------                    ------------         ------             ---------

2002 Compensatory Stock Option Plan         3,000,000       1,430,000            1,570,000

2003 Employee Stock Compensation Plan       5,000,000       3,230,000            1,770,000

Notes referenced on Consolidated Statement of Changes in Stockholders Equity

     1. The Financial Statements in the 2nd quarter of 2003 were adjusted to reflect changes in shares due to the following:
          o    A court order required the relinquishment of 8,100,000 shares
          o A mediation agreement required the relinquishment of 250,000 shares
          Results of the adjustment reflected in the December 31, 2003 Balance
          Sheet are shown below:

----------------------------------------------------------------------------------------------------
                                                                                         Additional
                                                                                         Paid-in
                                                                   Common Stock          Capital
                                                              Shares         Amount      Amount
----------------------------------------------------------------------------------------------------

Balance, December 31, 2003                                  25,830,000       26,210      2,821,225
Court order                                                 (8,100,000)      (8,100)     (392,435)
Mediation                                                     (250,000)                   (16,667)
Balance, December 31, 2003,adjusted for results of legal    17,480,000       18,110      2,412,123
proceedings

2.   Includes 1,500,000 shares returned by Joane Corporation
3.   This amount had been incorrectly shown as Treasury stock in prior periods.
4. Note assigned to the Company for $100,000 that LogiCapital received as payment for stock they sold to Perugia Corporation.
5. Sale of shares to Barron Partners under Rule 506 of Regulation D of SEC Act of 1933.
6. Shares issued to selling shareholder pursuant to a stock purchase agreement for 100% of the shares of World Jet Corporation.
7.   2,115,386 shares as follows:
     o    288, 462 shares to Whalehaven Capital Fund Limited
     o    384,616 shares to Stonestreet Limited Partnership;
     o    1,250,000 shares to Alpha Capital;
     o    192,308 shares to Greenwich Growth Fund
     All as a sale of shares under Rule 506 of Regulation D of SEC Act of 1933.
8. The Board of Directors has voided, due to lack of consideration, 1,500,000 shares of common stock issued to Seajay Holding Company, Inc. On June 29, 2004, the Board, through its attorney, filed suit to recover these 1,500,000 shares. There have been no entries in the accompanying financial statements related to the voiding of the Seajay stock and these shares are included in the total of shares issued and outstanding shown above.


Pro-forma Stock-based Compensation Disclosure

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." but applies accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans.


7.  SHARES SUBJECT TO MANDATORY REDEMPTION

On June 18, 2003, the Company obtained a judgment in the Superior Court of Maricopa County, Arizona directing the return of a certificate of 8,100,0000 shares of common stock. Under the judgment the Company upon obtaining and canceling the stock certificate will pay into escrow $400,535.14, the consideration originally received by the Company for the shares. The accompanying financial statements reflect this judgment and the resulting liability. The $400,535.14 was received by the Company as part of the equity investment by Barron Partner's, LP on or about May 31, 2004. This money was deposited into an escrow account as required and the funds were released to United Pay Phone Owners, LLP ("UPO") upon court order during the 4th quarter of 2004.


8.  COMMITMENTS AND CONTINGENCIES

In June 2003, the Company reached a mediated agreement with a former director, Ronald Clark, wherein Mr. Clark was paid a monetary settlement of $350,000; $100,000 in cash and a $250,000 secured promissory note in exchange for the return by Mr. Clark to the Company of 250,000 shares of common stock and the divestiture of options to receive 1,250,000 shares of common stock of the Company. The cash of $100,000.00 was paid and the $250,000.00 promissory note was paid in full by July 2, 2004. On March 18, 2004, the Company received the certificates for 250,000 shares of common stock that were covered by the Ronald Clark mediated agreement. Additionally the Company received a bill of sale for the consignment inventory that was purchased and paid off during the 3rd Qtr of 2003.

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

On March 26, 2004, the agreement with American Capital Ventures, LLC was further amended. The agreement calls for the repayment of $354,375 at an interest rate of 1.5% per month on the unpaid balance. The amended agreement calls for principle payments for half of the unpaid balance and a final payment of $176,146.87. The entire amount of the loan plus interest and fees totaling $356,146.87 was paid in full as of July 30, 2004. This agreement was closed on July 30, 2004 and no further borrowings will take place under this agreement.

Renegade signed a note with Universal Lease and Finance Corporation on September 3, 2003. This note provided funds to refurbish the small hangar. This note was in the amount of $100,000 and was to be paid by 12 monthly payments of $9,834, which includes interest at 18%. The entire balance was due on August 1, 2004. On December 17, 2003, HAT signed a note with Universal Lease and Finance Corporation for a short-term loan of $237,000, which bore interest at 3% per week and had a maturity date of January 17, 2004. The loan agreements referenced were paid off during 2004.


9.  DUE TO FACTOR

As of December 31, 2004, the Company's World Jet subsidiary had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the company's accounts receivable due from customers and bears interest at a rate as high as 50% per annum. At December 31, 2004, open invoices had accumulated interest at a rate of 32% per annum. The total amount of invoices placed is $755,514.05 on which the factor advanced $604,411.24. At December 31, 2004, the customers had made payments totaling $119,577.00; leaving a balance due to the factor of $635,937.05 payable by customers. No interest is being charged to customers. Interest due to the factor as of December 31, 2004 was $16,999.07.

All of HATS factoring activity for 2002 & 2003 has been paid and cleared.


10. RELATED PARTY TRANSACTIONS

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

On February 10, 2003, the judge presiding over the Chapter 11 Bankruptcy of Hamilton Aviation approved a Sale of Assets Agreement between Hamilton Aviation and HAT. The agreement was for a purchase price of $1.5 million, with a down payment in the amount of $300,000. The balance was payable monthly at 6-1/2% interest. Because the original agreement to purchase Hamilton Aviation were negotiated prior to Hamilton Aviation's petition for bankruptcy, HAT elected to renegotiate a new agreement that better reflected the scope of the current transaction in light of the current market. The new agreement covers sale of a portion of Hamilton Aviation's physical assets and has a reduced payoff clause, which states that $1 million will be considered full payment, providing HAT satisfies said agreement according to its terms. At December 31, 2003 negotiations on the new agreement were ongoing.

During the quarter ended March 31, 2004, the agreement with Hamilton Aviation was renegotiated. The liabilities, which were accrued during the period HAT was operating under, pending approval of the transaction, were not required to be paid. The over accrued liabilities have been recognized as a gain during the period ended June 30, 2004.

On May 6, 2004, ("the Entry Date"), the presiding judge in the Hamilton Aviation bankruptcy case issued an Order Approving Settlement Agreement relating to the agreement reached between Hamilton Aviation, Inc. and HAT for the purchase of certain of Aviations physical assets. The agreement calls for a down payment of $100,000, $73,365.75 of which had already been paid, and monthly payments of $15,000 plus interest at 6% per annum. An additional lump sum payment is to be made by HAT within 60 days of the Entry date plus $50,000 shall be paid on or before each annual anniversary of the Entry Date. The agreement has a reduced payoff provision stipulating that if all payments have been made in a timely manner by the fifth anniversary date of the entry date $1,000,000 will be considered as payment in full, otherwise the amount is to be $1,500,000. The agreement calls for a five year entry date anniversary profit payment equal to one-half of HAT's net profits in excess of 12%, but limited so as to provide no more than a total of all payments due of $1,500,000 plus interest over the five-year term of the agreement. The Company recorded the cost of the assets at $1500,000 reflecting the total liability under the agreement.

Under the agreement HAT agreed to purchase certain assets and leasehold interests from Hamilton Aviation, Inc., a company in Chapter 11 reorganization that formerly occupied the facilities now occupied by HAT. The Bankruptcy Court approved the purchase as part of the reorganization plan. The purchase includes all the ramp equipment, special tooling, office furnishings and equipment, including phone and computer systems necessary to perform the functions required to operate the FAA-approved aircraft repair station. These assets are located in the HAT facility and are being used daily in HAT's operations. More specifically, the equipment and tooling includes:

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

The purchase agreement also includes certain intellectual property assets from Hamilton Aviation as well as the estate of Gordon B. Hamilton (deceased), including all uses of the name "Hamilton," "Hamilton Aviation," "Gordon B. Hamilton," "Gordon D. Hamilton," "Hamilton Brothers," and "Hamilton Aeronautics." The final terms of this purchase agreement was established on May 6, 2004 by the presiding judge in the Hamilton Aviation bankruptcy case. On July 8, 2004, the Estate Administrator, on behalf of Hamilton Aviation, Inc., accepted an offer made by HAT calling for satisfaction of all of its obligations under the May 6, 2004 Settlement Agreement by payment of a lump sum of $750,000 on or before September 6, 2004. HAT made this final lump sum payment to Hamilton Aviation by the September 6, 2004 settlement date.


11. CONTRACTS IN PROGRESS

At December 31, 2004, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                                      2003              2004
                                                      ----              ----

Costs incurred on uncompleted contracts            $   152,225      $ 1,161,109

Profit earned to date                                  193,741          412,938


                                                   $   345,966      $ 1,574,047

   Less: Billings to date                             (719,000)      (2,855,203)


                                                   ($  373,034)     ($1,281,156)

Included in the accompanying balance sheet at December 31, 2003 and 2004 under the following caption:

Billings in excess of costs and estimated earnings on uncompleted contracts


                                                     2003               2004
                                                     ----               ----

Billings in excess from above                    $   373,034        $ 1,281,156
Time and material earnings
unbilled                                             (49,348)          (314,918)
                                                 -----------        -----------

Net                                              $   323,686        $   966,238
                                                 ===========        ===========

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.


12. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2003 and December 31, 2004, trade accounts receivable consist of the following:

                                                        2003            2004
                                                        ----            ----

Contracts in progress                               $  487,390        $1,961,319
Completed contracts                                  1,136,043         2,858,045
                                                    ----------        ----------
                                                    $1,623,433        $4,819,364

Less: allowance for doubtful
accounts                                                10,488            53,149
                                                    ----------        ----------

                                                    $1,612,945        $4,766,215
                                                    ==========        ==========


13. INCOME TAXES

The Company had no current State or Federal income tax expense for the years ended December 31, 2003 and December 31, 2004.

                                                       2003             2004
                                                       ----             ----

Federal income tax expense (benefit)
 at statutory rate (34%)                            $(442,000)       $ 855,000

State income tax expense (benefit) net
 of federal tax effect                                (42,000)          81,000

Benefit of new operating loss carryover                               (936,000)

Deferred income tax valuation allowance               484,000
                                                     --------        ---------

Net income tax expense                               $      0        $       0


Deferred tax assets and liabilities are determined based on the difference between currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of net operating losses.

The components of deferred taxes at December 31, 2003 and December 31, 2004 in the accompanying balance sheet is summarized below:

                                                       2003             2004
                                                       ----             ----

Net operating loss carry                            1,400,000           370,000
forward

   Less valuation allowance                        (1,400,000)         (370,000)
                                                   ----------         ---------

Deferred tax asset - net                           ----------         ---------

At December 31, 2004, the Company has approximately $1,000,000 of unused Federal net operating loss carry forwards, which expires in the year 2020.


14. CONCENTRATION OF REVENUES

The Company had four customers who accounted for 59% of sales during the year ended December 31, 2003. The Company had four customers who accounted for 55% of sales during the year ended December 31, 2004. One customer accounted for 25% of the Company's accounts receivable at December 31, 2004. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base and we expect to further reduce this risk in 2005. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers reference above for 2003 & 2004 are listed in the table below:

--------------------------------------------------------------------------------
2003-Top Four Customers   2003- % Of          2004-Top Four          2004- % Of
                          Revenues            Customers              Revenues
--------------------------------------------------------------------------------

Customer A                    22              Customer E                  21
Customer B                    17              Customer F                  13
Customer C                    11              Customer C                  11
Customer D                     9              Customer A                  10

  Top Four-2003 Total %       59              Top Four-2004 Total %       55

--------------------------------------------------------------------------------


15. GAIN ON RENEGOTATION OF CONTRACTS

During the quarter ended March 31, 2004, an agreement between the Company and Hamilton Aviation was negotiated that eliminated an accrued liability for rental payments resulting in a gain of $88,000. As a result of the negotiated acquisition of World Jet by the Company on July 15, 2004 with an effective date of January 1, 2004 amended SEC reports for the first and second quarter ending periods were issued reflecting the gains on World Jet's books totaling $449,308, largely the result of elimination of accrued liabilities assumed prior to the final negotiated terms of acquisition.

On July 8, 2004, the Estate Administrator, on behalf of Hamilton Aviation, Inc., accepted an offer by HAT calling for satisfaction of all of its obligations under the May 6, 2004 Settlement Agreement by payment of a lump sum of $750,000 on or before September 6, 2004. HAT made this final lump sum payment and the resulting elimination of accrued liabilities resulted in a gain of $607,194 recorded during the quarter ended September 30, 2004.

Summarized below are the $ amounts recognized on renegotiation of contracts by quarter and by operating unit:

--------------------------------------------------------------------------------
Quarter Ended:       Global         Hamilton          World      Consolidated
                     Aircraft       Aerospace         Jet
--------------------------------------------------------------------------------
March 31, 2004                     $  88,000         $ 224,654     $   312,654
June 30, 2004                                        $ 224,654     $   224,654
September 30, 2004                 $ 607,194                       $   607,194
December 31, 2004                                                  $       -0-
   Totals for Year      $-0-       $ 695,194         $ 449,308     $ 1,144,502
--------------------------------------------------------------------------------

16. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had incurred losses since acquiring Hamilton Aerospace in May of 2002 through December of 2003. Since HAT is now profitable, Global can, if necessary, meet its financial requirements internally. Management is also interested in securing additional funding for the purpose of certain productivity-improving or synergistic acquisitions and other asset-based business opportunities. The company requires and is currently pursuing additional capital for growth and strategic plan implementation. The company has filed a registration statement with the United States Securities and Exchange Commission in pursuit of meeting these requirements.


17. SUBSEQUENT EVENTS

During the first quarter of 2005, the Tucson Airport Authority issued a Press Release stating that they were granting a new lease to the Company for its HAT facility. The TAA board of directors approved a one-year lease, with two one-year options, with Hamilton Aerospace.

In February of 2005 HAT received funding on a closed and finalized Loan and Security agreement with M&I Marshall & Ilsley Bank in the amount of 750,0000 secured by a first priority lien on HAT's accounts receivable and all other assets. The term of the Loan is 3 years with an interest rate of 6.75% per annum. The Loan is payable in monthly installments of $23,072.19 with a maturity date of January 31, 2008. See Form 8-K filed February 8, 2005.