Form 10QSB
period 2005-03-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-05-16
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                        For Quarter ended March 31, 2005

                          Commission File No. 0-28575

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Formerly Renegade Venture (NEV.) Corporation
                ------------------------------------------------
               (Exact name of issuer as specified in its charter)


            NEVADA                                               84-1108499
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


 6901 South Park Avenue
 Tucson, Arizona 85706
 Mail:  P.O. Box 23009
 Tucson AZ 85734-3009                                          (520) 294-3481
---------------------------------------                  ---------------------
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

Yes [ x ] No [ ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2005 are as follows:


            Class of Securities                     Shares Outstanding
        -----------------------------               ------------------
        Common Stock, $.001 par value                  30,700,386

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets:

         As of December 31, 2004 (audited) and March 31, 2005
          (unaudited)..................................................  3

         Condensed Consolidated Statements of Operations:

         For the three months ended March 31, 2004 and
          2005 (unaudited).............................................  5

         Consolidated Statement of Changes in Stockholders' Equity:

         For the year ended December 31, 2004 (audited) and three
          months ended March 31, 2005 (unaudited)......................  6

         Consolidated Statements of Cash Flows:

         For the three-month period ended March 31, 2004 and 2005
          (unaudited).................................................   7

         Notes to Financial Statements (unaudited).....................  8


Item 2.  Management's Discussion and Analysis or Plan of Operation..... 15

Item 3.  Controls and Procedures....................................... 19


                           PART II. OTHER INFORMATION


Item 5. Other Information.............................................. 20

Item 6. Exhibits....................................................... 20

         Signatures.................................................... 20

         Certifications................................................

ITEM 1. FINANCIAL STATEMENTS.

                                GLOBAL AIRCRAFT SOLUTIONS, INC.
                             Condensed Consolidated Balance Sheet
                             December 31, 2004 and March 31, 2005


                                            ASSETS
                                                                     2004                   2005
                                                                  (audited)              (unaudited)
                                                                 -----------             -----------
CURRENT ASSETS
Cash and cash equivalents                                        $   549,904             $    33,431
Accounts receivable                                                4,766,215               2,813,536
Note receivable                                                      175,642                 252,553
Costs and estimated earnings on uncompleted contracts in                                   1,242,502
excess of billings
Inventory                                                          3,435,644               3,398,110
Other current assets                                                 380,932                 634,690
                                                                 -----------             -----------

  TOTAL CURRENT ASSETS                                           $ 9,308,337             $ 8,374,822

Property, plant and equipment                                      1,625,034               1,550,153
Investment                                                            25,000                  25,000
Goodwill                                                             597,724                 597,724
Assets held for sale                                                 212,500                 157,292
Other assets                                                         151,793                  70,250
                                                                 -----------             -----------

  TOTAL ASSETS                                                   $11,920,388             $10,775,241
                                                                 ===========             ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.




                                      GLOBAL AIRCRAFT SOLUTIONS, INC.
                                   Condensed Consolidated Balance Sheet
                                  December 31, 2004 and March 31, 2005


                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     2004                      2005
                                                                   (audited)                (unaudited)
                                                                 ------------              ------------
CURRENT LIABILITIES
Notes payable - short term                                       $                         $    236,046
Notes payable - related party
Accounts payable - trade                                            2,955,775                 2,193,689
Accounts payable - related party
Due to factor                                                         604,411                   533,740
Customer deposits                                                     280,537                    90,746
Billings in excess of costs and estimated
  earnings on contracts in progress                                   966,238
Accrued liabilities                                                   844,709                   263,041
Commitments and contingencies
                                                                 ------------              ------------

  TOTAL CURRENT LIABILITIES                                      $  5,651,670              $  3,317,262

LONG-TERM LIABILITIES
Notes payable - long term portion                                                               475,575
                                                                 ------------              ------------

  TOTAL LONG-TERM LIABILITIES                                                              $    475,575
                                                                 ------------              ------------

  TOTAL LIABILITIES                                                 5,651,670                 3,792,837
                                                                 ============              ============

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares
  authorized 30,650,386 and 30,700,386 shares issued
  2004 and 2005 and 30,650,386 and 30,700,386 shares
  outstanding 2004 and 2005                                            31,280                    31,330
Additional paid-in capital                                          6,976,700                 6,991,650
Deferred compensation
Contributed capital                                                   620,289                   620,289
Retained earnings                                                  (1,359,551)                 (660,865)
                                                                 ------------              ------------

  TOTAL STOCKHOLDERS' EQUITY                                        6,268,718                 6,982,404
                                                                 ============              ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 11,920,388              $ 10,775,241
                                                                 ============              ============

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                GLOBAL AIRCRAFT SOLUTIONS, INC.
                       Condensed Consolidated Statement of Operations
                     For the Three Months ended March 31, 2004 and 2005
                                      (unaudited)

                                                               Three Months ended March 31,
                                                              2004                      2005
                                                          -----------                -----------

Net sales                                                 $ 4,286,031                $ 8,652,236

Cost of sales                                              (2,851,618)                (6,299,197)
                                                          -----------                -----------

Gross profit                                                1,434,413                  2,353,039

Selling, general and administrative expense                  (835,599)                (1,588,140)
Inventory write down                                          (49,653)                   (55,208)
Penalties                                                     (35,806)
                                                          -----------                -----------

Gain (loss) from operations                                   513,355                    709,691

Other income (expense):
     Interest income                                           30,121                     30,064
     Interest expense                                         (94,994)                  (133,791)
     Discounts taken                                            1,737                     17,715
     Miscellaneous expense                                     (7,506)                    (1,130)
     Miscellaneous income                                                                 75,052
     Gain on renegotiation of contracts                       312,654
                                                          -----------                -----------

Net profit (loss), Before taxes                               755,367                    698,731
     Arizona Income Tax                                                                      (45)
                                                          -----------                -----------

Net profit (loss), After taxes                            $   755,367                $   698,686
                                                          ===========                ===========

Net profit (loss) per share, Basic                               0.04                       0.02
Net profit (loss) per share, Fully diluted                $      0.04                $      0.02
                                                          ===========                ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                      GLOBAL AIRCRAFT SOLUTIONS, INC.
                                  Consolidated Statement of Changes in
                               Stockholders' Equity For the Year ended December
                               31, 2004 and the Quarter ended March 31, 2005

                                               Additional                                           Stockholder
                             Common Stock        Paid-in   Contributed   Deferred     Accumulated    Earnings/
                      ----------------------     Capital     Capital   Compensation      Deficit      Equity
                        Shares        Amount     Amount      Amount        Amount        Amount       Amount
---------------------------------------------------------------------------------------------------------------

    Balance           17,480,000      18,110   2,412,123    620,289      (332,000)    (3,870,213)   (1,151,691)
  December 31,
      2003

 1st Qtr, 2004

Net Income/Loss                                                                          755,367

  Compensation                                                             12,000
    expensed

  2nd Qtr, 2004

Net Income/Loss                                                                          843,567

  Shares issued    1   9,600,000  A    9,600   3,009,600

    Shares                             1,000     499,000
    pledged

 3rd Qtr, 2004

Net Income/Loss                                                                          678,655

 Shares issued    2    1,000,000  B
   (pledged)

 Shares issued    3    2,570,386  C    2,570   1,055,977
 Shares vested                                                            320,000

 4th Qtr, 2004

Net Income/Loss                                                                          233,073

    Balance           30,650,386      31,280   6,976,700    620,289             0     (1,359,551)    6,009,980
  December 31,
      2004

 1st Qtr, 2005

Net Income/Loss                                                                          698,686

 Shares issued    4      50,000   D       50      14,950

 Balance March    5   30,700,386      31,330   6,991,650    620,289             0       (660,865)    6,982,404
    31, 2005


The accompanying notes are an integral part of these condensed consolidated financial statements. See Note 3 covering Stock, Stock Options, and Warrants for notes on items 1 through 5 and A through D



                            GLOBAL AIRCRAFT SOLUTIONS, INC.
                         Consolidated Statement of Cash Flows
                  For the Three Months ended March 31, 2004 and 2005
                                    (unaudited)

                                                                Three Months ended
                                                                     March 31,
                                                           2004                     2005
                                                       -----------               -----------

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                  $   755,367               $   698,686

Adjustments to reconcile net proft to net cash
  provided (used) by operating activities:
    Depreciation                                            38,510                   114,162
    Allowance for Doubtful Accounts
    Inventory write downs                                   46,875                    55,208
    Gain from renegotiation                               (312,654)
    Expenses paid with stock                                29,481                    28,983

Changes in Assets and Liabilities:
    Accounts receivable                                      2,238                 2,217,503
    Prepaid expenses                                        33,722                  (282,741)
    Costs and estimated earnings in excess of
      billings on contracts in progress                                           (1,242,502)
    Inventory                                             (298,585)                  (17,676)
    Assets held for sale
    Restricted Funds                                          (245)
    Other current assets                                   (19,596)                  (25,118)
    Other non-current assets                                  --                      55,208
    Accounts payable-trade                                 248,751                (1,026,909)
    Accounts payable-related party                          56,737                    (6,219)
    Due to factor                                          (51,613)                  (70,670)
    Customer deposits                                                               (189,791)
    Billings in excess of cost and estimated
       earnings on contracts in progress                   127,596                  (966,238)
    Income tax payable                                    (566,572)
    Accrued liabilities                                    151,378                  (575,449)

Net cash provided by/(used for) operating
activities                                                 241,390                (1,233,563)

Cash flows from investing activities:
    Purchase of property, plant and equipment              (40,443)                  (39,281)

Net cash used for investing activities                     (40,443)                  (39,281)

Cash flows from financing activities:
    Notes payable                                         (544,052)                  236,046
    Notes payable - related party
    Long Term Debt                                                                   475,575
    Issuance of stock                                                                     50
    Paid in capital                                                                   14,950
    Note receivable                                          8,145                    29,750
    Note receivable - related party                          6,400

Net cash provided by/(used for) financing
activities                                                (529,507)                  756,371


Net increase(decrease) in cash and cash
equivalents                                               (328,560)                 (516,473)
Cash and cash equivalents at beginning of period           599,036                   549,904

Cash and cash equivalents at end of period                 270,476                    33,431
                                                       ===========               ===========

Interest paid for the quarter ended March 31, 2004 was $131,140; Interest paid for the quarter ended March 31, 2005 was $133,791. Taxes paid during the quarter ended March 31, 2004 were $0; Taxes paid during the quarter ended March 31, 2005 were $45.00.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information. In the opinion of management, all adjustments consisting of normal recurring adjustments considered necessary to a fair presentation have been included.

The condensed consolidated financial statements include the accounts of Global Aircraft Solutions, Inc. ("Global") formerly Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT"), Johnstone Softmachine Corporation ("Johnstone"), and World Jet Corporation ("World Jet") collectively, the ("Company"). Global acquired HAT and Johnstone on April 30, 2002. For accounting purposes, the HAT/Global transaction was treated as an acquisition of Global by HAT and as a recapitalization of Global. The acquisition of 100 per cent of World Jet stock was finalized July 15, 2004, with an effective date of January 1, 2004. The financial statements reflect the accounting activity of HAT since its inception, April 5, 2002 and of World Jet since January 1, 2004. Johnstone is currently inactive.


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


Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is three years at both our HAT and World Jet subsidiaries; the estimated useful life of all other categories of assets is five years at our HAT subsidiary; World Jet uses estimated useful lives of 3,5 and 7 years for its other assets. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charges to expense as incurred. Betterments or renewals are capitalized when incurred.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of obsolescence, demand, competition and other economic factors.


Revenue and Cost Recognition

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs our facility. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of March 31,2005 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer caused delays, error in specifications or design, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed.


The following table shows a breakdown of sales by category that comprise total Net Sales and total Cost of Sales for the periods presented:

                                       Three months ended March 31,
                                       ---------------------------
                                          2004             2005
                                       ----------       ----------
          Sales

          Labor                        $3,073,733       $3,692,035
          Parts                         1,150,586        2,434,191
          Aircraft Sales/Engines                         1,526,331
          Other Services                   61,712           46,594
          Commissions                                      953,085

          Net Sales                    $4,286,031       $8,652,236

          Cost of Sales

          Labor                       $ 1,919,812       $3,280,079
          Parts                           930,752        1,953,604
          Aircraft Sales/Engines                         1,056,379
          Other Services                    1,054            9,135
          Commissions

          Total Cost of Sales         $ 2,851,618       $6,299,197


Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings.


 CALCULATION OF WEIGHTED EPS
 -----------------------------------------------------------------------------------------------
 Three months ended March 31, 2005
 -----------------------------------------------------------------------------------------------
 Issues                                    Shares O/S  Dates                 Days   Average
 ----------------------------------------- ----------- --------------------- ------ ------------
                                           30,650,386  01/01/05 - 01/18/05    17     5,789,518

 50,000                                    30,700,386  01/18/04 - 03/31/05    73    24,901,427
                                               A       Total shares                 30,690,945

                                               B       Net income for
                                                       period                          698,686

                                              B/A         BASIC EPS                     .02



 CALCULATION OF FULLY DILUTED
------------------------------------------------------------------------------------------------
 Average price of shares                   .795
 Options under                             .795
 (see table of outstanding                                720,000 shares
 warrants, options below)                                 900,000 shares
                                                        7,740,000 shares
                                                          100,000 shares              9,460,000
                                                A       Shares from A above          30,690,945

                                                C       Fully diluted                40,150,645

                                               B/C      Fully diluted EPS                .02

 CALCULATION OF WEIGHTED EPS
 ----------------------------------------- ----------- --------------------- ------ ------------
 Three months ended March 31, 2004
 ----------------------------------------- ----------- --------------------- ------ ------------
 Issues                                    Shares O/S  Dates                 Days   Average
                                           17,480,000  01/01/04 - 03/31/04    91    17,480,000

                                               A       Total shares                 17,480,000

                                               B       Net income for
                                                       period                          755,367

                                              B/A         BASIC EPS                        .04

 CALCULATION OF FULLY DILUTED

 No outstanding warrants or options                    Fully diluted EPS                   .04


Goodwill

The Company evaluates the carrying value of goodwill annually and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its goodwill carrying amount. Such circumstances could include but are not limited to:

     1.   a significant adverse change in legal factors or in business climate
     2.   unanticipated competition
     3.   an adverse action or assessment by a regulator.

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to that unit's carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The total of the implied fair value of all the other assets and liabilities of the unit, based on their fair value, less the total amount assigned to those assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of the goodwill exceeds its implied fair value.


Recently Issued Accounting Pronouncements

     FASB Interpretation 46R "Consolidation of Variable Interest Entities", as revised (FIN 46R), requires that variable interest entities created before December 31, 2003 be consolidated during the first interim period beginning after December 15, 2003. Accordingly, on January 1, 2004, we adopted FIN 46R and the initial application had no impact on our financial statements.

     In January, 2004 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. We adopted Statement No. 132R in the quarter ended March 31, 2004 and the initial application had no impact on our financial statements.

     In May 2004, the Financial Accounting Standards Board issued a staff position, FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug Improvement Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. The initial application of FSP 106-2 will have no impact in the Company's financial statements.

In November, 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on the Company's financial statements.

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


3. STOCK, STOCK OPTIONS AND WARRANTS

In January, 2005, 50,000 options, issued as compensation for outside consultancy services, were exercised at the option price of $.30 per share.


               Schedule of stock, warrants and options issued and
                         outstanding at March 31, 2005

Common Shares Issued and Outstanding                                30,700,386


Unconverted Warrants issued
                                                          @0.34        720,000
                                                          @0.68      7,740,000
                                                          @1.00      1,057,693
                                                          @1.36      8,797,693
                                                                   -----------
                       Subtotal                                     18,315,386

Options issued
                                                          @0.17        900,000
                                                          @0.20        100,000
                                                                   -----------
                       Subtotal                                      1,000,000

Options pending under employment contracts,
   unvested at March 31, 2005                             @0.60        330,000
                                                                   -----------

                            Total                                   50,295,772


Notes referenced on Consolidated Statement of Changes in Stockholders' Equity:

     1. Sale of shares to Barron Partners under Rule 506 of Regulation D of SEC Act of 1933.
     2. Shares issued to selling shareholder pursuant to a stock purchase agreement for 100% of the shares of World Jet Corporation.
     3.   2,115,386 shares as follows:
          o    288,462 shares to Whalehaven Capital Fund Limited
          o    384,616 shares to Stonestreet Limited Partnership;
          o    1,250,000 shares to Alpha Capital;
          o    192,308 shares to Greenwich Growth Fund
          All as a sale of shares under Rule 506 of Regulation D of SEC Act of 1933.

     4. Shares issued upon exercise of options; 50,000 shares at an option price of $0.30 per share.
     5. The Board of Directors has voided, due to lack of consideration, 1,500,000 shares of common stock issued to issued to Seajay Holding Company, Inc. On June 29, 2004, the Board, through its attorney, filed suit to recover these 1,500,000 shares. There have been no entries in the accompanying financial statements related to the voiding of the Seajay stock. And these shares are included in the shares issued and outstanding shown above and are included as shares issued and outstanding in the calculation of earnings per share.

          A.   9,600,000 shares issued see note 1 above.
          B.   1,000,000 shares issued see note 2 above.

          C.   2,115,386 shares issued see note 3 above.
                    400,000 shares issued for legal services and web site collaboration, value expensed over a two period.

                    55,000 shares issued upon exercise of options granted for consultancy services.

          D. 50,000 shares issued upon exercise of options granted for consultancy services.


4. TRADE ACCOUNTS RECEIVABLE

As of March 31,2005, trade accounts receivable consisted of the following:

                                                  March 31,        December 31,
                                                    2005               2004
                                                 -----------        -----------
                                                  Unaudited           Audited

Contracts in progress                            $   118,621        $ 1,961,319
Completed contracts                                2,748,064          2,858,045
                                                 -----------        -----------

                                                 $ 2,866,685        $ 4,819,364

Less: allowance for doubtful accounts                (53,149)           (53,149)
                                                 -----------        -----------

                                                 $ 2,813,536        $ 4,766,215
                                                 ===========        ===========


5. CONTRACTS IN PROGRESS

At March 31, 2005 costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:

                                                    March 31,       December 31,
                                                      2005            2004
                                                   -----------      ------------
                                                    Unaudited        Audited

Costs incurred on uncompleted contracts            $   808,822      $   152,225

Profit earned to date                                  641,600          193,741
                                                   -----------      -----------

                                                   $ 1,450,422      $   345,966
   Less: Billings to date                           (1,300,583)        (719,000)
                                                   -----------      -----------

                                                   $   149,839      $  (373,034)
                                                   ===========      ===========

Included in the accompanying balance sheet at March 31, 2005 and December 31, 2004 under the following captions:

     Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts, respectively.

                                                          2005           2004
                                                      ----------     ----------
                                                       Unaudited       Audited

Costs and estimated earnings in excess from above     $  149,839
Billings in excess from above                                        $  373,034
Time and material, unbilled                            1,092,663        (49,348)
                                                      ----------     ----------

                                        Net           $1,242,502     $  323,686
                                                      ==========     ==========

Billings in excess are the result of amounts due rom customers under contractual terms, which can be, in some cases, in advance of actual work performed.


6.  INVENTORY

Inventories consisted of the following:


                                                  March 31,        December 31,
                                                    2005              2004
                                                  ---------        ------------
                                                  Unaudited          Audited

Maintenance Hardware                                 893,373        $  991,206
Parts for Resale                                   2,278,749         2,217,820
Aircraft & Engines                                   225,988           226,618
                                                  ----------        ----------

                                                  $3,398,110        $3,435,644
                                                  ==========        ==========


7. PROPERTY AND EQUIPMENT

                                                   March 31,        December 31,
                                                     2005               2004
                                                   ---------        ------------
                                                   Unaudited           Audited

   Gross Asset Value
Land and improvements                              $   25,094        $   25,094
Buildings and improvements                            170,560           170,560
Vehicles                                               73,328            73,328
Computers and Software                                294,161           289,561
Other office equipment                                 52,004            50,805
Machinery and equipment                             1,597,141         1,563,659
                                                   ----------        ----------

     Sub Total                                     $2,212,288        $2,173,007

Less accumulated depreciation                         662,135           547,973
                                                   ----------        ----------

Property and equipment, Net                        $1,550,153        $1,625,034
                                                   ==========        ==========

During 2004, depreciation expense was $211,226 and depreciation expense was $114,162 during the 1st quarter of 2005. World Jet had $111,655 in pre-2004 depreciation when acquired)


8. DUE TO FACTOR

As of March 31, 20005, the Company's subsidiary, World Jet, had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the World Jet's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum as of this date. The total amount of invoices placed is $707,160.07 on which the factor advanced $533,740.78. As of March 31, 2004, the customers made payment totaling $474,208.66, leaving a balance due to the factor of $232,957.41 payable by customers. No interest is being charged to customers. Interest due to the factor as of March 31, 2005 was $32,912.09.

9. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had incurred losses, since acquiring HAT, in April of 2002 through December 2003. Since HAT is now profitable, Global can, if necessary, meet its financial requirements internally. Management is also interested in securing additional funding for the purpose of certain productivity improving or synergistic acquisitions and other asset-based business opportunities. The Company is currently pursuing additional capital for growth and strategic plan implementation. The Company has filed a registration statement with the United States Securities and Exchange Commission in pursuit of meeting these requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Aircraft solutions, Inc. ("Global") and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc., "HAT", and World Jet Corporation, "World Jet", that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Global, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Global, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others relating to our results of operations: competitive factors, shifts in market demand, and other risks and uncertainties, our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy.


                                     PART 1

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on form 10-KSB for 2004. Global Aircraft Solutions, Inc. ("Global"), formerly Renegade Venture (Nev.) Corporation, is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol GACF. On May 2, 2002, Global acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MRO") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. On July 25, 2004, Global acquired 100 percent of the common stock of World Jet Corporation ("World Jet"), a privately owned Nevada corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MRO facilities. The acquisition of World Jet had an effective transaction date of January 1, 2004 and the World Jet results of operations are included in all quarters of calendar year 2004.


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


                  RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

The September 11th terrorist attacks carried out against the United States of America in 2001 had a severe impact on the aviation industry. As a result of these attacks and the related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their operations, taking more than 20% of their aircraft out of service, either parking them or returning them to leasing companies. This reduction in operations caused the airline industry in general to incur significant losses in 2001, 2002, and 2003 and decreased revenues for MRO facilities that depend significantly on airline customers, which HAT and World Jet do not. While airlines have seen increases and remain hopeful that passenger levels will soon return to pre-September 11th levels, the effect of the terrorist acts, the continued alerts by the U.S. Department of Homeland Security and fears of new terrorist attacks, the U.S.-led invasion of Iraq, high fuel costs and the general state of the economy could quite possibly produce negative impact on the aviation industry.


                              RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of March 31,2005, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004. Management elected, beginning in 2005, to conduct our aircraft trading operations under the parent company Global Aircraft Solutions, Inc.

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

Operating revenue for the three months ended March 31, 2005 was $8,652,236, which was bolstered by the inclusion of $1,525,000 in revenue from aircraft trading operations. Our operating revenue for the three months ended March 31, 2005 was approximately twice the $4,286,031 that was earned during the same period in 2004. The following table indicates the major sources of these revenues:


               Revenue breakdown 1st Quarter, 2005                   Revenue breakdown 1st  Quarter, 2004
                                                     (millions)                                            (millions)

HAT            MRO activity                          $4.922         MRO activity                           $3.324
               Commissions                           $ .680         Commissions                            $
               Parts                                 $ .082         Parts                                  $
               Other services                        $ .047         Other services                         $ .032

World Jet      Part Sales, less Intercompany         $1.123         Part Sales, less Intercompany          $ .700
               Commissions                           $ .023         Commissions                            $

Global         AC Sales                              $1.525         Mesa manpower contract                 $ .200
               Commissions                           $ .250         Mesa facility usage fees               $ .030


Gross profit for the first quarter of 2005 was $2,353,039 while gross profit for the first quarter of 2004 was $1,434,413, a 64% increase. During the first quarter of 2005, 51% of HAT's revenue came from its top five customers, 36% of Word Jet's revenue, after intercompany eliminations, was derived from its top 4 customers.

While the Company aggressively seizes revenue-producing opportunities such as aircraft sales, management gauges results by looking at what historically has been the core revenue producing activity, the sale of labor hours. In the first quarter of 2005, revenue produced from labor was $3,692,035 as compared with $3,073,733 the first quarter of 2004. This represents an increase of 20%. The comparative costs for all direct labor, including work performed by outside contractors, was $2,642,316 in the first quarter of 2005 compared with $1,425,491 for the same period in 2004, representing a 85% increase in cost. All direct labor costs were 46% of sales in first quarter of 2005 compared with 40% in the first quarter of 2004. Billable labor hours increased from 44,464 in the first quarter of 2004 to 79,010 in the first quarter of 2005, an increase of 78%.

Results in the first quarter, ended March 31, 2005, reflect management's election to seize several unique opportunities in late 2004, related to aircraft trading, which produced an unexpectedly large volume of work that HAT was required to produce in order for the Company to perform the aircraft trading transactions. The short-term decrease in HAT's profitability that was anticipated by management continued through part of the 1st quarter of 2005. Management accepted the decrease as a reasonable exchange for the long-term benefits anticipated from the increased productive capacity of HAT and the development of Global as an aircraft trading company. During the first three quarters of 2004, as a result of being selective in the work booked, a considerable increase in efficiencies was experienced due to a smaller, highly skilled, stable work force. A substantial sudden increase in volume, such as HAT underwent in the fourth quarter of 2004 that continued into the first quarter of 2005, can be expected to have a temporary impact on efficiencies but management is confident that timely adjustment to the increased volume will be made and profitability will benefit over time.

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of similar high gross profit potential and our continued vigilance at holding down costs will be sustainable for the remainder of 2005. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well.

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

Company SG&A expenses were $835,599 for the first quarter of 2004 and as a percentage of revenues were 20%. The same period in 2005 showed SG&A expenses of $1,588,140, which was 18% as a percentage of revenues. Management's continued efforts to control costs remain a high priority for the remainder of 2005.

Interest expense for the Company, during the first quarter of 2005, was $133,791.


The following tables depict our results of operations for the first quarter of 2005 and for the first quarter of 2004 on a stand-alone basis and a consolidated for Global, HAT and World Jet:


1st Quarter 2005
                                  Global         HAT       World Jet    Intercompany
                                Stand-Alone  Stand-Alone  Stand-Alone   Eliminations  Consolidated
                                -----------  -----------  -----------   ------------  ------------

Revenues                        1,775,000     5,730,920    2,255,788     1,109,472     8,652,236
  Less:  Cost of sales            975,000     4,879,870    1,609,007     1,109,472     6,354,405
  Less:  Expenses                 549,231       677,609      361,300                   1,588,140
Pre-tax Operating Profit          250,769       173,441      285,481                     709,691
(Loss)



1st Quarter 2004

                                 Global         HAT       World Jet    Intercompany
                                Stand-Alone  Stand-Alone  Stand-Alone   Eliminations  Consolidated
                                -----------  -----------  -----------   ------------  ------------

Revenues                           230,576    3,355,532       789,964        90,041    4,286,031
  Less:  Cost of sales             144,832    2,299,340       547,140        90,041    2,901,271
  Less:  Expenses                  110,702      490,210       234,687                    835,599
Pre-tax Operating Profit          ( 24,958)     565,982         8,137                    549,161
(Loss)


                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2005 we had outstanding indebtedness of $711,621 representing the amount owing relative to a loan payable to M&I Marshall & Ilsley Bank (see 8-K filed February 8, 2005).

As of March 31, 20005, the Company's subsidiary, World Jet, had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the World Jet's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum as of this date. The total amount of invoices placed is $707,160.07 on which the factor advanced $533,740.78. As of March 31, 2004, the customers had made payment totaling $474,208.66, leaving a balance due to the factor of $232,957.41 payable by customers. No interest is being charged to customers. Interest due to the factor as of March 31, 2005 was $32,912.09

Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Our ability to repay our indebtedness is dependent on several factors: our continued ability to secure high profit margin jobs, more fully utilizing our capacities, creating a higher bottom line and consequently more cash; and our ability to establish revolving credit lines, which we can draw on as needed.

Significant changes in the Company's Balance Sheet for the quarter ended March 31, 2004 were as follows:

     Total assets decreased from $11,920,388 at December 31, 2004 to $10,775,241 at March 31, 2005. Significant changes for the period were:

          Cash on hand decreased $516,473.

          Accounts receivable showed a decrease of $1,952,679.

          Costs and expenses on uncompleted contracts in excess of billings increased $1,242,502.


     During the first quarter of 2005, total liabilities decreased from $5,651,670 at December 31, 2004 to $3,792,837 at March 31, 2005, primarily due to:

          An increase in Notes Payable of $711,621 that was the result of the loan placement discussed earlier.

          Accounts Payable decreased over the 2004 year-end balance by $762,086.

          Billings in excess of costs and expenses on uncompleted contracts decreased $966,238.

          Accrued liabilities decreased $581,668, reflecting the payment of all payroll taxes due to I.R.S.


Cash

As of March 31, 2005 we had $33,431 in cash on hand and approximately $2,813,536 in collectible receivables. It should be noted that unbilled, earned revenue was unusually large at the end of the period at $1,242,502. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

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

(a)      Exhibits

31.1                 Certification of Principal Executive Officer, Mr. Ian
                     Herman

31.2                 Certification of President and Chief Operating
                     Officer, Mr. John B. Sawyer

31.3                 Certification of Principal Financial Officer, Ms.
                     Patricia Graham

32.1 Certification of Mr. Ian M. Herman, Chief Executive Officer and Chief Financial Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.


Date: May 14, 2005

                                       GLOBAL AIRCRAFT SOLUTIONS, INC.


                                       By:  /s/  Ian Herman
                                            ------------------------------------
                                            Ian Herman, Chief Executive Officer
                                            And Chief Financial Officer