Form 10QSB
period 2005-06-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-08-15
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
           For Quarter ended June 30, 2005 Commission File No. 0-28575

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                         -------------------------------
                  Formerly Renegade Venture (NEV.) Corporation
                  --------------------------------------------

               (Exact name of issuer as specified in its charter)


            NEVADA                                         84-1108499
 ------------------------------                  -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
      Identification No.)                        incorporation or organization)


 6901 South Park Avenue
 Tucson, Arizona 85706
 Mail:  P.O. Box 23009
 Tucson AZ 85734-3009                                     (520) 294-3481
---------------------------------------               ----------------------
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


The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2005 are as follows:



     Class of Securities                              Shares Outstanding
-----------------------------                         ------------------
Common Stock, $.001 par value                             30,700,386

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets:

         As of December 31, 2004 (audited) and June 30, 2005
          (unaudited)..................................................  3

         Condensed Consolidated Statements of Operations:

         For the three months and six months ended June 30, 2004 and
          2005 (unaudited)............................................   5

         Consolidated Statement of Changes in Stockholders' Equity:

         For the year ended December 31, 2004 (audited) and
          six months ended June 30, 2005 (unaudited)...................  6

         Consolidated Statements of Cash Flows:

         For the six-month periods ended June 30, 2004 and 2005
          (unaudited).................................................   7

         Notes to Financial Statements (unaudited) ...................   8


Item 2.  Management's Discussion and Analysis or
          Plan of Operation..........................................   21

Item 3.  Controls and Procedures.....................................   25


                           PART II. OTHER INFORMATION


Item 5. Other Information.............................................  25

Item 6. Exhibits......................................................  25

         Signatures...................................................  25

                 Certifications ......................................

ITEM 1. FINANCIAL STATEMENTS.


                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheet
                       December 31, 2004 and June 30, 2005



                                     ASSETS
                                                       2004             2005
                                                     (audited)       (unaudited)
                                                   -----------       -----------
CURRENT ASSETS
Cash and cash equivalents                          $   549,904       $   140,359
Accounts receivable                                  4,766,215         4,932,485
Note receivable                                        175,642           224,161
Costs and estimated earnings on
 uncompleted contracts in                                                337,388
 excess of billings
Inventory                                            3,507,249         1,131,923
Other current assets                                   380,932           876,778
                                                   -----------       -----------

  TOTAL CURRENT ASSETS                             $ 9,379,942       $ 7,643,094

Property, plant and equipment                        1,632,134         1,468,301
Investment                                              25,000            25,000
Customer list, net                                     267,771           200,828
Agreement with vendor, net                              56,980            42,735
Goodwill                                                38,992            38,992
Assets held for sale                                   212,500         2,536,320
Other assets                                           144,693            64,814
                                                   -----------       -----------

  TOTAL ASSETS                                     $11,758,012       $12,020,084
                                                   ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheet
                       December 31, 2004 and June 30, 2005



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        2004            2005
                                                     (audited)       (unaudited)
                                                   ------------    ------------

CURRENT LIABILITIES
Notes payable - short term                         $               $    178,678
Notes payable - related party
Accounts payable - trade                              2,644,593       2,255,553
Accounts payable - related party
Due to factor                                           604,411         895,320
Customer deposits                                       280,537
Billings in excess of costs and estimated
  earnings on contracts in progress                     966,238
Accrued liabilities                                     844,709         442,175
Income taxes payable                                    311,182         311,182
Commitments and contingencies
                                                   ------------    ------------

  TOTAL CURRENT LIABILITIES                        $  5,651,670    $  4,082,908

LONG-TERM LIABILITIES
Notes payable - long term portion                                       475,575
                                                   ------------    ------------

  TOTAL LONG-TERM LIABILITIES                                      $    475,575
                                                   ------------    ------------

  TOTAL LIABILITIES                                   5,651,670       4,558,483
                                                   ============    ============


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000
  shares authorized 30,650,386 and
  30,700,386 shares issued 2004 and
  2005 and 30,650,386 and 30,700,386
  shares outstanding 2004
  and 2005                                               31,030          31,080
Additional paid-in capital                            7,033,950       7,048,900
Deferred compensation
Contributed capital                                     620,289         620,289
Retained earnings                                    (1,578,927)       (238,668)
                                                   ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY                          6,106,342       7,461,601
                                                   ============    ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 11,758,012    $ 12,020,084
                                                   ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                          GLOBAL AIRCRAFT SOLUTIONS, INC.
                                Condensed Consolidated Statement of Operations
                          For the Three Months and Six Months ended June 30, 2004 and 2005
                                                   (unaudited)

                                              Three Months        Three Months         Six Months          Six Months
                                             ended June 30,      ended June 30,      ended June 30,      ended June 30,
                                                  2004               2005                2004                2005


Net sales                                    $  4,300,874        $  8,829,378        $  8,586,905        $ 17,481,614
Cost of sales                                  (2,645,235)         (6,375,131)         (5,496,853)        (12,674,327)
Inventory write down                              (55,208)            (55,208)           (104,861)           (110,417)
                                             ------------        ------------        ------------        ------------

Gross profit                                 $  1,600,431        $  2,399,039        $  2,985,191        $  4,696,870

Selling, general and administrative
expense                                          (822,399)         (1,738,041)         (1,698,592)         (3,366,775)
Penalties                                        (154,706)             (1,006)           (190,512)             (1,006)
                                             ------------        ------------        ------------        ------------

Gain (loss) from operations                  $    623,326        $    659,992        $  1,096,087        $  1,329,089

Other income (expense):
     Interest income                               31,271             173,956              61,392             204,019
     Interest expense                             (89,819)           (170,402)           (184,813)           (304,391)
     Discounts taken                               12,536                                  14,273              17,715
     Miscellaneous expense                         (1,578)             18,666              (9,084)
     Miscellaneous income                           2,583                                   2,583              93,917
     Gain on renegotiation of contracts           224,654                                 537,308
                                             ------------        ------------        ------------        ------------
                                             $    802,973        $    682,212        $  1,517,746        $  1,340,349
Net profit (loss), Before taxes
     Arizona Income Tax                                                   (45)                                    (90)
                                             ------------        ------------        ------------        ------------

Net profit (loss), After taxes               $    802,973        $    682,167        $  1,517,746        $  1,340,259
                                             ============        ============        ============        ============

Net profit (loss) per share, Basic           $       0.04        $       0.02        $       0.08        $       0.04
Net profit (loss) per share, Fully           $       0.04        $       0.02        $       0.08        $       0.04
diluted                                      ============        ============        ============        ============


The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                    GLOBAL AIRCRAFT SOLUTIONS, INC.
                                             Formerly Renegade Venture (NEV.) Corporation
                                       Consolidated Statement of Changes in Stockholders' Equity
    For the Year ended December 31, 2004 and the Quarter ended June 30, 2005

----------------------- ---------- -------- ----------- ------------ -------------- --------- ---------------- -----------
                                              Additional Contributed    Deferred     Treasury    Accumulated    Stockholder
                                              Paid-in     Capital    Compensation    Stock    Earnings/Deficit   Equity
                                              Capital
                          Shares    Amount     Amount      Amount        Amount                    Amount         Amount
----------------------- ---------- -------- ----------- ------------ -------------- --------- ---------------- -----------

 Balance December 31,   17,480,000   17,860   2,412,373      620,289    (332,000)                (3,870,213)    (1,151,691)
         2003
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------

----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    1st Qtr, 2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
Compensation expensed                                                     12,000
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
     2ndQtr, 2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Shares issued to      9,600,000    9,600   3,009,600
Barron partners for a
cash consideration of
    $.34 per share
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
  Shares pledged as      1,000,000    1,000     499,000
    payment on the
purchase of World Jet
    valued at $.50
   (issued 7/27/04)
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   900,000 options                               54,000
   granted at $ .06
     below market
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    3rd Qtr, 2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
 Shares issued to JG     2,115,386    2,115     946,832
 Capital, et al for a
cash consideration or
    $.52 per share
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
  Shares issued upon        55,000       55      17,545
 exercise of options
at $.32 per share and
   cash payment of
       $17,600.
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Shares issued as        400,000      400     91,600
   compensation for
professional services
to be rendered over a
   two-year period.
  Valued at $92,000
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   100,000 options                                3,000
 granted at .03 below
        market
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
Shares vested (Herman                                                       320,000
 & Sawyer employment
    agreement, 3rd
   Quarter of 2003)
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    4th Qtr, 2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Net Income/Loss                                                                                2,297,286
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
 Balance December 31,   30,650,386   31,030   7,033,950      620,289              0              (1,578,927)     6,106,342
         2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------

----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    1st Qtr, 2005
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Net Income/Loss
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    Shares issued           50,000       50      14,950
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Net Income/Loss                                                                                  658,092
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
Balance March 31, 2005  30,700,386   31,080  7,048,900       620,289              0                (920,835)     6,779,434
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------

----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    2nd Qtr, 2005
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
      No change
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Net Income/Loss                                                                                  682,167
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
Balance June 30, 2005   30,700,386   31,080   7,048,900      620,289              0                (238,668)     7,461,601
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      GLOBAL AIRCRAFT SOLUTIONS, INC.
                              Condensed Consolidated Statement of Cash Flows
                             For the Six Months ended June 30, 2004 and 2005
                                                (unaudited)


                                                                    2004                     2005
                                                                 ----------                ----------

Cash flows from operating activities:
   Net Profit/(Loss)                                              1,517,746                1,340,259

Adjustments to reconcile net proft to net cash
  provided (used) by operating activities:
    Depreciation                                                    114,464                  231,912
    Amortization                                                     81,188                   81,188
    Allowance for Doubtful Accounts                                     509                  110,417
    Inventory write downs                                           102,083
    Gain from renegotiation                                         537,308
    Expenses paid with stock                                         46,959                  120,497

Changes in Assets and Liabilities:
    Accounts receivable                                              (3,039)                (597,369)
    Prepaid expenses                                                 79,523                 (455,312)
    Costs and estimated earnings in excess of
          billings on contracts in progress                                                 (337,388)
    Inventory                                                    (1,224,620)               2,264,908
    Assets held for sale                                           (965,250)              (2,323,820)
    Restricted Funds                                             (1,650,945)                 (98,500)
    Other current assets                                            (30,736)                 (26,782)
    Other non-current assets                                         (7,959)
    Accounts payable-trade                                                                  (966,238)
    Accounts payable-related party                                   56,737                   (6,219)
    Due to factor                                                   139,123                  290,911
    Customer deposits                                               (25,000)                (280,537)
    Billings in excess of cost and estimated
       earnings on contracts in progress                            (18,766)                (628,850)
    Income tax payable                                             (463,690)
    Accrued liabilities                                            (360,924)                (396,315)

Net cash provided by/(used for) operating activities             (2,462,899)              (1,068,859)

Cash flows from investing activities:
    Purchase of property, plant and equipment                    (1,238,837)                 (68,081)

Net cash used for investing activities                           (1,238,837)                 (68,081)

Cash flows from financing activities:
   Proceeds from issuance of common stock                         3,264,000                   15,000
    Payments related to issuance of common stock                   (244,800)
    Proceeds from bank loans                                                                 750,000
    Repayment of bank loans                                                                  (95,747)
    Proceeds from short term financing                              206,311
    Payments received on notes receivable                           278,595
    Other financing activities, net                                 (40,565)                  58,142

Net cash provided by/(used for) financing activities              3,469,941                  727,395

Net increase in cash and cash equivalents                          (231,345)                (409,545)

Cash and cash equivalents at beginning of period                    599,036                  549,904

Cash and cash equivalents at end of period                          367,691                  140,359


Interest paid for the six months ended June 30, 2004 was $220,959. Interest paid for the six months ended June 30, 2005 was $304,391. Taxes paid during the six months ended June 30, 2004 were $0. Taxes paid during the six months June 30, 2004 were $90.00.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005


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

Revenue and Cost Recognition

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs our facility. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of June 30, 2005 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer caused delays, error in specifications or design, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed.

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. Reconciliations of EPS for quarters ended June 30, 2005 and 2004 are as follows:

                                                                   For the Six Months ended June 30, 2005
                                                                   --------------------------------------
                                                             Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
-----------------------------------------------------------------------------------------------------------------

Net Income
Basic EPS
Income available to common stockholders                    1,340,349            30,695,693               $0.04


Warrants                                                                         2,475,247
Options                                                                            809,890
Diluted EPS
Income available to common stockholders + assumed          1,340,349            33,980,830               $0.04
conversions


                                                                   For the Quarter ended June 30, 2005
                                                                   -----------------------------------
                                                            Income                Shares             Per-Share
                                                          (Numerator)         (Denominator)            Amount
-------------------------------------------------------------------------------------------------------------
Net Income
Basic EPS
Income available to common stockholders                      682,167            30,700,389               $0.02


Warrants                                                                         3,094,764
Options                                                                            828,713
Diluted EPS
Income available to common stockholders + assumed            682,167            34,623,866               $0.02
conversions


                                                                   For the Six Months ended June 30, 2004
                                                                   --------------------------------------
                                                            Income                Shares             Per-Share
                                                          (Numerator)         (Denominator)            Amount
--------------------------------------------------------------------------------------------------------------

Net Income
Basic EPS
Income available to common stockholders                   $1,517,746            19,336,354               $0.08


Warrants                                                                            58,378
Options                                                                            486,486
Diluted EPS
Income available to common stockholders + assumed         $1,517,746            19,881,218               $0.08
conversions



                                                                   For the Quarter ended June 30, 2004
                                                                   -----------------------------------
                                                            Income                Shares             Per-Share
                                                          (Numerator)         (Denominator)            Amount
--------------------------------------------------------------------------------------------------------------

Net Income
Basic EPS
Income available to common stockholders                     $802,973            21,277,802               $0.04


Warrants                                                                           137,143
Options                                                                            535,714
Diluted EPS
Income available to common stockholders + assumed           $802,973            21,950,659               $0.04
conversions

    ----------------------------------------------------------------------
    Calculation of Weighted Average Shares for Six Months ended June 30,
    2005
    ----------------------------------------------------------------------
    Issues      Shares O/S     Dates                    Days   Average
    ------      ----------     -----                    ----   -------

                30,650,386     01/01/05 - 01/18/05       17      5,789,518
    50,000      30,700,386     01/18/05 - 03/31/05       73     24,901,427
    ----------- -------------- ----------------------- ------- -----------
                               Total shares                     30,690,945
    ----------- -------------- ----------------------- ------- -----------


    ---------------------------------------------------------------------
    Calculation of Weighted Average Shares for the Quarter ended June 30,
    2005
    ---------------------------------------------------------------------
    Issues      Shares O/S    Dates                    Days   Average
    ------      ----------    -----                    ----   -------

                30,700,386    04/01/05 - 06/30/05       91     30,700,386
    ----------- ------------- ----------------------- ------- -----------
                              Total shares                     30,700,386
    ----------- ------------- ----------------------- ------- -----------

    --------------------------------------------------------
    Calculation of Dilution for Six Months ended June
    30, 2005
    --------------------------------------------------------
                            No. of         Incremental
                            shares         shares
                                           Outstanding
    ----------------------- -------------- -----------------

    Warrants @ $.34               720,000            450,989
    Warrants @ $.52               158,654             67,995
    Warrants @ $.68             7,740,000          1,956,264
    Options @ $.17                900,000            731,868
    Options @ $.20                100,000             78,022
    ----------------------- -------------- -----------------
                            Total                  3,285,137
                            dilution
    ----------------------- -------------- -----------------
    (Average Price $0.91)
    ----------------------- -------------- -----------------



    --------------------------------------------------------
    Calculation of Dilution for the Quarter ended June 30,
    2005
    --------------------------------------------------------
                            No. of         Incremental
                            shares         shares
                                           Outstanding
    ----------------------- -------------- -----------------

    Warrants @ $.34               720,000            477,624
    Warrants @ $.52               158,654             76,971
    Warrants @ $.68             7,740,000          2,528,911
    Warrants @ $1.00            1,137,020             11,258
    Options @ $.17                900,000            748,515
    Options @ $.20                100,000             80,198
    ----------------------- -------------- -----------------
                            Total                  3,923,476
                            dilution
    ----------------------- -------------- -----------------
    (Average Price $1.01)
    ----------------------- -------------- -----------------



    --------------------------------------------------------------------
    Calculation of Weighted Average Shares for Six Months ended June 30,
    2004
    --------------------------------------------------------------------
    Issues         Shares O/S    Dates                  Days   Average
    -------------- ------------- --------------------- ------- ---------

                   17,480,000    01/01/04 - 05/26/04   146      14,099,890

    9,600,000      27,080,000    05/26/04 - 06/30/04    35       5,236,464
    -------------- ------------- --------------------- ------- -----------
                                 Total shares                   19,336,354
    -------------- ------------- --------------------- ------- -----------

    ----------------------------------------------------------------------
    Calculation of Weighted Average Shares for Three Months ended June 30,
    2004
    ----------------------------------------------------------------------
    Issues         Shares O/S    Dates                    Days   Average
    -------------- ------------- ----------------------- ------- ---------

                   17,480,000    04/01/04 - 05/26/04       55    10,564,835

    9,600,000      27,080,000    05/26/04 - 06/30/05       36    10,712,967
    -------------- ------------- ----------------------- ------- ----------
                                 Total shares                    21,277,802
    -------------- ------------- ----------------------- ------- ----------



    ---------------------------------------------------------
    Calculation of Dilution for Six Months ended June 30,
    2004
    ---------------------------------------------------------
                            No. of         Incremental
                            shares         shares
                                           Outstanding
    ----------------------- -------------- ------------------

    Warrants @ $.34               720,000             58,378
    Options @ $.17                900,000            486,486
    ----------------------- -------------- -----------------
                            Total                    544,865
                            dilution
     ----------------------- -------------- ----------------
    (Average Price $0.37)
    ----------------------- -------------- -----------------



    --------------------------------------------------------
    Calculation of Dilution for Quarter ended June 30,  2004
    --------------------------------------------------------
                            No. of         Incremental
                            shares         shares
                                           Outstanding
    ----------------------- -------------- -----------------

    Warrants @ $.34               720,000            137,143
    Options @ $.17                900,000            535,714
    ----------------------- -------------- -----------------
                            Total                    672,857
                            dilution
    --------------------------------------------------------
    (Average Price $0.42)
    --------------------------------------------------------

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

3. SEGMENT INFORMATION

The company has divided its operations into the following reportable segments:
Aircraft maintenance, repair, and overhaul; Aircraft Brokerage; and Part sales. These segments, for the most part, reflect the discrete operations of our consolidating companies HAT, Global and World Jet respectively. Each segment represents distinct product lines, marketing, and management of its business. Limited other services for each company, which represent a small percentage of income, have been shown in the aggregate.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies.

Selected information by business segment is presented in the following tables for the six months ended June 30, 2005 and June 30, 2004.

                                             Three Months      Three Months      Six Months        Six Months
                                                ended             Ended            ended             Ended
                                             June 30, 2005     June 30, 2004    June 30, 2005     June 30, 2004
                                             ------------------------------------------------------------------
                                             ($ millions)      ($ millions)     ($ millions)      ($ millions)

Segment sales:
   Aircraft maintenance                            4.691             3.210            9.613             6.734
   Aircraft trading                                2.470              .300            3.995              .300
   Part sales                                      2.093              .744            4.407             1.534
   Other                                            .623              .119            1.623              .181

Sub Total                                          9.877             4.373           19.638             8.749

Elimination of intersegment sales                 -1.047             -.072           -2.156             -.162

Total consolidated sales                           8.830             4.301           17.482             8.587


Operating income:
   Aircraft maintenance                             .586             1.228             .741             2.452
   Aircraft trading                                 .710                              1.260
   Part sales                                       .534              .366            1.168              .519
   Other                                            .569              .006            1.528              .014

   Sub total                                       2.399             1.600            4.697             2.985

   Selling, general, administrative               -1.738             -.787           -3.367            -1.698
     expense
   Other, net                                       .021             -.011             .010              .230

Consolidated earnings before taxes                  .682              .802            1.340             1.517



                                              Three Months      Three Months       Six Months       Six Months
                                                  Ended             Ended             Ended            Ended
                                              June 30, 2005     June 30, 2004     June 30, 2005    June 30, 2004
                                              ------------------------------------------------------------------
                                                   ($)               ($)               ($)             ($)

Depreciation and amortization by segment:
   Aircraft maintenance                            84,287            56,692           166,508           85,490
   Aircraft trading
   Part sales

Corporate                                          74,057            59,856           146,592          110,162
Total                                             158,344           116,548           313,100          195,652

Net asset values:
   Aircraft maintenance                         6,113,105         3,781,449         6,113,105        3,781,449
   Aircraft trading                               128,400                             128,400
   Part sales                                   4,379,254         2,617,327         4,379,254        2,617,327

Corporate                                       1,736,713         3,880,818         1,736,713        3,880,818
Total                                          12,357,472        10,279,594        12,357,472       10,279,594


Capital expenditures:
   Aircraft maintenance                            18,860         1,013,653            37,788        1,036,795
   Aircraft trading
   Part sales

Corporate                                          10,821           184,742            30,293          202,042
Total                                              29,681         1,198,395            68,081        1,238,837


     All of the Company's facilities and assets are located in the United States. The Company sells and ships to several foreign countries. Geographic information regarding sales to foreign countries is presented in the following table:

                                 Six Months         Six  Months
                                 Ended              Ended
                                 June 30, 2004      June 31, 2005
          -------------------------------------------------------

          Mexico                 $      15,000      $   2,104,486
          Peru                          16,800
          United Kingdom                29,751             30,700
          Ecuador                    1,643,738
          Germany                       23,000             28,025
          UAE                            9,600          1,722,500
          Canada                           482
          Italy                         20,418             46,983
          Australia                     39,111              1,700
          Guam                       1,504,374
          Venezuela                     31,532
          Columbia                                         11,800
          Pakistan                                        459,612
          Ireland                                         209,395
          Brazil                                            5,100
          Hong Kong                        820
          Jordan                                        1,532,471
          Malawi                                          149,975
          South Africa                                     17,354
          Indonesia                                           835
          -------------------------------------------------------
          TOTALS                 $   3,334,626      $   6,320,936
          -------------------------------------------------------

4. STOCK, STOCK OPTIONS AND WARRANTS

In January 2005, 50,000 options, issued as compensation for outside consultancy services, were exercised at the option price of $.30 per share.


                               Share value  Vesting Date
                                        on
                               Measurement
                                      Date
        --------------------- ------------- ------------- ------------
               Common Shares                                30,700,386
                  Issued and
                 Outstanding
        --------------------- ------------- ------------- ------------

          Uncovered Warrants
                     Issued:
        --------------------- ------------- ------------- ------------

                     @ $0.34           .50                     720,000
                     @ $0.68           .50                   7,740,000
                     @ $1.36           .50                   7,740,000
                     @ $0.52           .65                     158,654
                     @ $1.00           .65                   1,137,020
                     @ $1.36           .65                   1,137,020
        --------------------- ------------- ------------- -------------
                    Subtotal                                18,632,694

             Options Issued:
        --------------------- ------------- ------------- -------------
                     @ $0.17           .23                     900,000
                     @ $0.20           .23                     100,000
         --------------------- ------------- ------------- -------------
                    Subtotal                                 1,000,000
        --------------------- ------------- ------------- -------------

             Awards of stock
               pending under
                  employment
                   contracts
        --------------------- ------------- ------------- -------------
                                       .60    07/23/2006        30,000
        --------------------- ------------- ------------- -------------
                                       .60    07/30/2006       300,000
        --------------------- ------------- ------------- -------------
                    Subtotal                                   330,000
        --------------------- ------------- ------------- -------------

                       Total                                50,663,080
        --------------------- ------------- ------------- -------------

Pro-forma Stock-based Compensation Disclosure

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." but applies accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. Those options issued to employees that were not immediately exercised remained outstanding in 2005 and are summarized below:

------------------------- ---------------------- ----------------------- ----------------------
                                                 Weighted Average
                                                 Exercise Price
------------------------- ---------------------- ----------------------- ----------------------

Options outstanding at      900,000
beginning of year

Granted during quarters        None              $0.17                   Exercisable on grant
1 & 2                                                                    date

Exercised during               None              $0.17
quarters 1 & 2

Forfeited during               None
quarters 1 & 2

Outstanding at 3/31/2005    900,000              $0.17                   Exercisable on grant
                                                                            date

Options exercisable at      900,000              $0.17
quarter end, June 30,
2005
------------------------- ---------------------- ----------------------- ----------------------

These options were issued at $0.06 below the share price on the measurement date. Expense in the amount of $54,000 was included in selling, general and administrative expenses for 2004 in the statement of operations. Because the options were immediately available the intrinsic value and the fair value of the options is calculated at the same $.23 per share.


A summary of the Company's stock option plans as of June 30, 2005 and changes during the year is presented below:

                                                 Weighted Average
                                                 Exercise Price
------------------------- ---------------------- ----------------------- ----------------------


Options outstanding at      1,050,000            $.0179                  Exercisable on grant
beginning of year                                                        date

Granted during quarters          None
1 & 2

Exercised during               50,000            $0.30
quarter 1

Forfeited during                 None
quarters 1 & 2

Outstanding at 3/31/2005    1,000,000            $0.173                  Exercisable on grant
                                                                         date

Options exercisable at      1,000,000            $0.173
quarter end, June 30,
2005

Weighted average fair            None
value of options
granted during the year
------------------------- ---------------------- ----------------------- ----------------------


5. TRADE ACCOUNTS RECEIVABLE

As of June 30, 2005, trade accounts receivable consisted of the following:

                                                June 30,        December 31,
                                                 2005              2004
                                               Unaudited         Audited
                                               ---------      --------------

        Contracts in progress                 $   864,728       $  1,961,319
        Completed contracts                     4,120,906          2,858,045
                                              -----------       ------------

                                              $ 4,985,634       $  4,819,364

        Less: allowance for doubtful
          accounts                                (53,149)           (53,149)
                                              -----------       ------------

                                              $ 4,932,485       $  4,766,215
                                              ===========       ============

6. CONTRACTS IN PROGRESS

At June 30, 2005 costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:

                                                    June 30,        December 31,
                                                     2005              2004
                                                   Unaudited          Audited
                                                  ------------     -------------

         Costs incurred on uncompleted            $  1,570,985      $   152,225
           contracts
         Profit earned to date                         894,706          193,741
                                                  ------------      -----------

                                                     2,465,691      $   345,966
            Less: Billings to date                  (2,179,066)        (719,000)
                                                  ------------      -----------

                                                   $   286,625      $  (373,034)
                                                   ===========      ============

Included in the accompanying balance sheet at June 30, 2005 and December 31, 2004 under the following captions:

    Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts, respectively.

                                                            2005         2004
                                                       Unaudited       Audited

     Costs and estimated earnings in excess            $ 286,625
      from above
     Billings in excess from above                                   $ 373,034
     Time and material, unbilled                          50,763       (49,348)
                                                       ---------     ---------

                                       Net             $ 337,388     $ 323,686
                                                       =========     =========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.


7. INVENTORY

Inventories consisted of the following:


                                           June 30,       December 31,
                                             2005             2004
                                          Unaudited         Audited


                 Maintenance Hardware        487,984          $ 991,206
                 Parts for Resale            515,539          2,217,820
                 Aircraft & Engines          128,400            226,618
                                           -----------    ---------------

                                          $1,131,923         $3,435,644
                                          ===========    ===============

8. PROPERTY AND EQUIPMENT


                                       June 30,       December 31,
                                        2005             2004
                                      Unaudited         Audited

         Gross Asset Value

      Land and improvements          $    25,094      $    25,094
      Buildings and improvements         190,479          183,866
      Vehicles                            73,328           73,328
      Computers and Software             289,060          289,561
      Other office equipment              43,563           50,805
      Machinery and equipment          1,638,057         1,568,847
                                     -----------      ------------

           Sub Total                 $ 2,259,581       $ 2,191,501

      Less accumulated depreciation      791,280           559,367
                                     -----------       -----------


      Property and equipment, Net    $ 1,468,301       $ 1,632,134
                                     ===========       ===========

During 2004, depreciation expense was $325,966 and depreciation expense was $231,912 during the 1st half of 2005.


9. DUE TO FACTOR

As of June 30, 2005, the Company's wholly owned subsidiary, World Jet, had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the World Jet's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum as of this date. The total amount of invoices placed is $1,127,645.40 on which the factor advanced $895,319.52. As of June 30, 2005, the customers made payment totaling $648,205.08, leaving a balance due to the factor of $479,440.32 payable by customers. The interest accrued during 2005 is being charged to the customer whose invoices remain with the factor. Interest due to the factor as of June
30, 2005 was $25,372.02. Interest is charged by the factor on the face amount of invoices placed less the payments made. See Note 10.


10. SUBSEQUENT EVENTS


On July 8, 2005 Global, HAT and World Jet closed on a transaction to increase Global's Revolving Line of credit with Global's existing bank to $2.5 million with an interest rate of 3.5% per annum in excess of the applicable LIBOR rate secured by a first priority lien on Global's, HAT's and World Jet's personal property. The term of the line of credit expires on April 30, 2006 when the entire unpaid principal balance and accrued and unpaid interest is due and payable. While there are no required monthly installments, the Line of Credit is based upon and limited by a borrowing base equal to the sum of 80% of all eligible accounts receivable plus 50% all eligible inventory as defined in the loan agreement up to a maximum of $2.5 million. See Form 8-K filed July 14, 2005. The current balance of the original $750.000 loan with M&I is to be paid with the proceeds from this new financing agreement.


On July 27, 2005, Global issued 7,200,000 shares of restricted common stock to Barron Partners, L.P. upon the exercise of warrants to purchases 7,200.000 shares of restricted common stock of the Company at $0.68 per share representing a total warrant exercise price of $4,896,000. See Form 8-K filed 8/02/2005.


On August 1, 2005 all monies due to factor (see Note 9 above) were paid in full.

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

Global's plan of operation for the immediate future includes seeking and acquiring, if possible, aviation industry related businesses to complement its HAT and World Jet subsidiaries. Additionally, the Company will seek to expand HAT and World Jet by organic growth. The Company will also endeavor to grow the aircraft trading segment of its business. Aircraft trading denotes the purchase and resale or lease, for profit, of aircraft, aircraft engines, and /or other aircraft major components. Aircraft trading specifically encompasses the transactions representing approximately one-quarter of the Company's 2004 annual income and it is the goal of the Company to increase the contribution of this business segment. Global will not limit its search for business combination candidates to any particular geographical area. Management of Global will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to increase value for Global's shareholders.

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


                  RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

The September 11th terrorist attacks carried out against the United States of America in 2001 had a severe impact on the aviation industry. As a result of these attacks and the related aftermath, many commercial passenger airlines and air cargo carriers reported significant reductions in their operations, taking more than 20% of their aircraft out of service, either parking them or returning them to leasing companies. This reduction in operations caused the airline industry in general to incur significant losses in 2001, 2002, and 2003 and decreased revenues for MRO facilities that depend significantly on airline customers, which HAT and World Jet do not. While airlines have recently exceeded pre-September 11th levels, the effect of the terrorist acts, the continued alerts by the U.S. Department of Homeland Security and fears of new terrorist attacks, the U.S.-led invasion of Iraq, high fuel costs and the general state of the economy could quite possibly produce negative impact on the aviation industry.


                              RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of June 30, 2005, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004. Management elected, beginning in 2005, to conduct our aircraft trading operations under the parent company Global Aircraft Solutions, Inc.


OPERATING SEGMENTS

See Note 3 to the Condensed Consolidated Financial Statements for certain segment and geographic financial data relating to our business. The Company has divided its operations into the following reportable segments: Aircraft maintenance, repair, and overhaul; aircraft trading (i.e. aircraft brokerage and /or the purchase for resale or lease of aircraft and /or aircraft engines; and part sales. All aircraft maintenance, repair and overhaul is performed at HAT. Beginning January 1, 2005, all aircraft trading has been done through Global. Prior to that date all aircraft trading transactions were handled through HAT. Subsequent to its acquisition in January 2004, substantially all part sales were done by the Company's wholly owned subsidiary, World Jet.

HAT operating revenues consist primarily of service revenues and sales of materials consumed while providing services. World Jet revenues consist primarily of sales of aircraft parts. Cost of sales consists primarily of labor and materials, cost of parts and freight charges. Global revenues consist of revenues derived from aircraft trading. Operating results have fluctuated in the past and may fluctuate significantly in the future. Many factors affect our operating results, including timing of repair orders and payments from large customers, competition from other third-party MRO service providers, the state of the aviation industry and the number of customers seeking services, the impact of fixed pricing on gross margins and our ability to accurately project our costs, our ability to obtain financing and other factors.

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

Operating revenue for the three and six months ended June 30, 2005 was $8,829,378 and $17,481,614, respectively. This operating revenue was approximately twice the $4,300,874 and $8,586,905 that was earned during those periods in 2004. Aircraft trading contributed $3.995 million to revenues in the first half of 2005.

Gross profit for the first half of 2005 was $4,696,870 while gross profit for the first half of 2004 was $2,985,191, a 57% increase. During the first quarter of 2005, 56.8% of HAT's revenue came from its top five customers, 71% of Word Jet's revenue, after intercompany eliminations, was derived from its top 3 customers.

While the Company aggressively seizes revenue-producing opportunities such as aircraft sales, management gauges results by looking at what historically has been the core revenue producing activity, the sale of labor hours. In the first half of 2005, revenue produced from labor was $7,947,876 as compared with $6,052,943 the first half of 2004. This represents an increase of 31%. The comparative costs for all direct labor, including work performed by outside contractors, was $4,797,509 in the first half of 2005 compared with $2,849,265 for the same period in 2004. All direct labor costs were 60% of sales in first half of 2005 compared with 47% in the first half of 2004. The relationship between direct labor costs and direct labor revenues rose 13% from 2004 to 2005. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. Also, a substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. Management is confident that adjustments to increased volume will be made and profitability will benefit over time..

Results in the first quarter, ended March 31, 2005, reflect management's election to seize several unique opportunities in late 2004, related to aircraft trading, which produced an unexpectedly large volume of work that HAT was required to produce in order for the Company to perform the aircraft trading transactions. The short-term decrease in HAT's profitability that was anticipated by management continued through part of the 1st quarter of 2005. Management accepted the decrease as a reasonable exchange for the long-term benefits anticipated from the increased productive capacity of HAT and the development of Global as an aircraft trading company. .

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of similar high gross profit potential and our continued vigilance at holding down costs will be sustainable for the remainder of 2005. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well. Global has experienced some success in branching out into the aircraft trading arena and Management believes this segment will experience increasing growth and profits during the last half of 2005 and into the future.

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

Company SG&A expenses were $876,193 for the first quarter of 2004 and $822,399 for the second quarter of 2004 As a percentage of revenues were 20%and 19% respectively. The same periods in 2005 showed SG&A expenses of $1,628,734 and $1,738,041, which was 19% and 21% as a percentage of revenues. Management's continued efforts to control costs remain a high priority for the remainder of 2005.

Interest expense for the Company, during the first half of 2005 was $304,391, however, $154,368 of that amount was billed to a customer


The following tables depict our results of operations for the second quarter of 2005 and for the second quarter of 2004 on a stand-alone basis and a consolidated for Global, HAT and World Jet:


2nd Quarter 2005
                                  Global         HAT       World Jet    Intercompany  Consolidated
                                Stand-Alone  Stand-Alone  Stand-Alone  Eliminations

Revenues                         1,420,000   6,364,608    2,092,211     1,047,441     8,829,378
  Less:  Cost of sales             750,068   5,170,427    1,558,291     1,047,441     6,431,345
  Less:  Expenses                  373,059   1,123,745      241,237                   1,738,041
Pre-tax Operating Profit           296,873      70,436      292,683                     659,992
(Loss)

2nd Quarter 2004
                                  Global         HAT       World Jet    Intercompany  Consolidated
                                Stand-Alone  Stand-Alone  Stand-Alone   Eliminations

Revenues                           545,458    3,083,528     743,721        71,833     4,300,874
  Less:  Cost of sales             286,625    2,108,359     377,292        71,833     2,700,443
  Less:  Expenses                  354,015      496,757     (53,315)                    797,458
Pre-tax Operating Profit           (95,183)     478,412     419,744                     802,973
(Loss)


                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of June 30, 2005 we had outstanding indebtedness of $654,253 representing the amount owing relative to a Loan and Security Agreement with M&I Marshall & Ilsley Bank in the amount of $750,000 secured by a first priority lien on HAT's accounts receivable and all other assets. The term of the Loan is 3 years with an interest rate of 6.75% per annum. The Loan is payable in monthly installments of $23,072.19 with a maturity date of January 31, 2008. See Form 8-K filed February 8, 2005. See Note 10, "Subsequent Events", in the Condensed Consolidated Financial Statements included in this filing.

As of June 30, 2005, the Company's wholly owned subsidiary, World Jet, had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the World Jet's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum as of this date. The total amount of invoices placed is $1,127,645.40 on which the factor advanced $895,319.52. As of June 30, 2005, the customers made payment totaling $648,205.08, leaving a balance due to the factor of $479,440.32 payable by customers. The interest accrued during 2005 is being charged to the customer whose invoices remain with the factor. Interest due to the factor as of June
30, 2005 was $25,372.02. Interest is charged by the factor on the face amount of invoices placed less the payments made. See Note 11.

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

Significant changes in the Company's Balance Sheet for the quarter ended June 30, 2005 were as follows:

          Total assets increased from $10,775,241 at March 31, 2005 to $12,020,084 at June 30, 2005. Significant changes for the period were:

               Cash on hand increased $106,928.

               Accounts receivable showed an increase of $2,118,949. This increase reflects to a degree the unusually large $1,242,502 in unbilled earned revenue at March 31. 2005, approximately $1 million of which could have been invoiced and been included in accounts receivable at March 31, 2005.

               Costs and expenses on uncompleted contracts in excess of billings decreased $905,114.


          During the second quarter of 2005, total liabilities increased from $3,792,837 at March 31, 2005 to $4,558,483 at June 30, 2005, primarily due to:

               Accounts Payable increased over the March 31, 2005 balance by $373,043.

               Due to increased over the March 31, 2005 balance by $361,580 to a total of $895,320. See Note 10, "Subsequent Events", in the Condensed Consolidated Financial Statements included in this filing.

               Accrued liabilities increased $179,134 reflecting the increased outstanding accrued payroll due to the scheduled timing of check issuance.

Cash

As of June 30, 2005 we had $140,359 in cash on hand and approximately $5,607,261 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.


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


Date: August 12, 2005

                                       GLOBAL AIRCRAFT SOLUTIONS, INC.


                                        By:  /s/  Ian Herman
                                             -----------------------------------
                                             Ian Herman,
                                             Chief Executive Officer And
                                             Chief Financial Officer