Form 10QSB/A
period 2005-06-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-09-02
CIK 854171

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

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheet
                       December 31, 2004 and June 30, 2005



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        2004            2005
                                                     (audited)       (unaudited)
                                                   ------------    ------------

CURRENT LIABILITIES
Notes payable - short term                         $               $    178,678
Accounts payable - trade                              2,644,593       2,255,553
Due to factor                                           604,411         895,320
Customer deposits                                       280,537
Billings in excess of costs and estimated
  earnings on contracts in progress                     966,238
Accrued liabilities                                     844,709         442,175
Income taxes payable                                    311,182         311,182
Commitments and contingencies
                                                   ------------    ------------

  TOTAL CURRENT LIABILITIES                        $  5,651,670    $  4,082,908

LONG-TERM LIABILITIES
Notes payable - long term portion                                       475,575
                                                   ------------    ------------

  TOTAL LONG-TERM LIABILITIES                                      $    475,575
                                                   ------------    ------------

  TOTAL LIABILITIES                                   5,651,670       4,558,483
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


                                      GLOBAL AIRCRAFT SOLUTIONS, INC.
                              Condensed Consolidated Statement of Cash Flows
                             For the Six Months ended June 30, 2004 and 2005
                                                (unaudited)


                                                                    2004                     2005
                                                                 ----------                ----------

Cash flows from operating activities:
   Net Profit/(Loss)                                              1,517,746                1,340,259

Adjustments to reconcile net proft to net cash
  provided (used) by operating activities:
    Depreciation                                                    114,465                  231,912
    Amortization                                                     81,188                   81,188
    Allowance for Doubtful Accounts                                  (2,026)                 110,417
    Inventory write downs                                           102,083
    Gain from renegotiation                                        (537,308)
    Expenses paid with stock                                         46,959                  120,497

Changes in Assets and Liabilities:
    Accounts receivable                                                (502)                  77,407
    Prepaid expenses                                                 79,523                 (455,312)
    Costs and estimated earnings in excess of
          billings on contracts in progress                                                 (337,388)
    Inventory                                                    (1,224,620)               2,264,908
    Assets held for sale                                                                  (2,323,820)
    Restricted Funds                                             (1,650,945)                 (98,500)
    Other current assets                                            (30,736)
    Other non-current assets                                         (7,960)                 (26,782)
    Accounts payable-trade                                                                  (695,247)
    Accounts payable-related party                                   56,737                   (6,219)
    Due to factor                                                  (139,123)                 290,911
    Customer deposits                                               (25,000)                (280,537)
    Billings in excess of cost and estimated
       earnings on contracts in progress                            (18,766)                (966,238)
    Income tax payable                                             (463,690)
    Accrued liabilities                                            (360,924)                (396,315)

Net cash provided by/(used for) operating activities             (2,462,899)              (1,068,859)

Cash flows from investing activities:
    Purchase of property, plant and equipment                    (1,238,837)                 (68,081)

Net cash used for investing activities                           (1,238,837)                 (68,081)

Cash flows from financing activities:
   Proceeds from issuance of common stock                         3,264,000                   15,000
    Payments related to issuance of common stock                   (244,800)
    Proceeds from bank loans                                                                 750,000
    Repayment of bank loans                                                                  (95,747)
    Proceeds from short term financing                              206,311
    Payments received on notes receivable                           278,595
    Other financing activities, net                                 (34,165)                  58,142

Net cash provided by/(used for) financing activities              3,469,941                  727,395

Net increase in cash and cash equivalents                          (231,345)                (409,545)

Cash and cash equivalents at beginning of period                    599,036                  549,904

Cash and cash equivalents at end of period                          367,691                  140,359


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

                                                                   For the Six Months ended June 30, 2005
                                                                   --------------------------------------
                                                             Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
-----------------------------------------------------------------------------------------------------------------

Net Income
Basic EPS
Income available to common stockholders                    1,340,259            30,695,693               $0.04


Warrants                                                                         2,475,247
Options                                                                            809,890
Diluted EPS
Income available to common stockholders + assumed          1,340,259            33,980,830               $0.04
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
    -------------- ------------- --------------------- ------- -----------

    ----------------------------------------------------------------------
    Calculation of Weighted Average Shares for Three Months ended June 30,
    2004
    ----------------------------------------------------------------------
    Issues         Shares O/S    Dates                    Days   Average
    -------------- ------------- ----------------------- ------- ---------

                   17,480,000    04/01/04 - 05/26/04       55    10,564,835

    9,600,000      27,080,000    05/26/04 - 06/30/04       36    10,712,967
    -------------- ------------- ----------------------- ------- ----------
                                 Total shares                    21,277,802
    -------------- ------------- ----------------------- ------- ----------



    ---------------------------------------------------------
    Calculation of Dilution for Six Months ended June 30,
    2004
    ---------------------------------------------------------
                            No. of         Incremental
                            shares         shares
                                           Outstanding
    ----------------------- -------------- ------------------

    Warrants @ $.34               720,000             58,378
    Options @ $.17                900,000            486,486
    ----------------------- -------------- -----------------
                            Total                    544,865
                            dilution
    ------------------------ -------------- ----------------
    (Average Price $0.37)
    ----------------------- -------------- -----------------



    --------------------------------------------------------
    Calculation of Dilution for Quarter ended June 30,  2004
    --------------------------------------------------------
                            No. of         Incremental
                            shares         shares
                                           Outstanding
    ----------------------- -------------- -----------------

    Warrants @ $.34               720,000            137,143
    Options @ $.17                900,000            535,714
    ----------------------- -------------- -----------------
                            Total                    672,857
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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- - an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect application of SFAS No. 153 to have a material affect on its financial statements.

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



                                              Three Months      Three Months       Six Months       Six Months
                                                  Ended             Ended             Ended            Ended
                                              June 30, 2005     June 30, 2004     June 30, 2005    June 30, 2004
                                              ------------------------------------------------------------------
                                                   ($)               ($)               ($)             ($)

Depreciation and amortization by segment:
   Aircraft maintenance                            84,287            56,692           166,508           85,490
   Aircraft trading
   Part sales

Corporate                                          74,057            59,856           146,592          110,162
Total                                             158,344           116,548           313,100          195,652

Net asset values:
   Aircraft maintenance                         5,775,717         3,781,449         5,775,717        3,781,449
   Aircraft trading                               128,400                             128,400
   Part sales                                   4,379,254         2,617,327         4,379,254        2,617,327

Corporate                                       1,736,713         3,799,630         1,736,713        3,799,630
Total                                          12,020,084        10,198,406        12,020,084       10,198,406


Capital expenditures:
   Aircraft maintenance                            18,860         1,013,653            37,788        1,036,795
   Aircraft trading
   Part sales

Corporate                                          10,821           184,742            30,293          202,042
Total                                              29,681         1,198,395            68,081        1,238,837


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
quarters 1 & 2

Forfeited during               None
quarters 1 & 2

Outstanding at 3/31/2005    900,000              $0.17                   Exercisable on grant
                                                                            date

Options exercisable at      900,000              $0.17
quarter end, June 30,
2005
- ------------------------- ---------------------- ----------------------- ----------------------

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
                                              ===========       ============

6. CONTRACTS IN PROGRESS

At June 30, 2005 costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:

                                                    June 30,        December 31,
                                                     2005              2004
                                                   Unaudited          Audited
                                                  ------------     -------------

         Costs incurred on uncompleted            $  1,570,985      $ 1,161,109
           contracts
         Profit earned to date                         894,706          412,938
                                                  ------------      -----------

                                                     2,465,691      $ 1,574,047
            Less: Billings to date                  (2,179,066)      (2,855,203)
                                                  ------------      -----------

                                                   $   286,625      $(1,281,156)
                                                   ===========      ============

Included in the accompanying balance sheet at June 30, 2005 and December 31, 2004 under the following captions:

    Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts, respectively.

                                                            2005         2004
                                                       Unaudited       Audited

     Costs and estimated earnings in excess            $ 286,625
      from above
     Billings in excess from above                                  $1,281,156
     Time and material, unbilled                          50,763      (314,918)
                                                       ---------    ----------

                                       Net             $ 337,388    $  966,238
                                                       =========    ==========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.


7. INVENTORY

Inventories consisted of the following:


                                           June 30,       December 31,
                                             2005             2004
                                          Unaudited         Audited


                 Maintenance Hardware        487,984          $ 991,206
                 Parts for Resale            515,539          2,011,269
                 Aircraft & Engines          128,400            514,774
                                           -----------    ---------------

                                          $1,131,923         $3,507,249
                                          ===========    ===============

8. PROPERTY AND EQUIPMENT


                                       June 30,       December 31,
                                        2005             2004
                                      Unaudited         Audited

         Gross Asset Value

      Land and improvements          $    25,094      $    25,094
      Buildings and improvements         190,479          183,866
      Vehicles                            73,328           73,328
      Computers and Software             289,060          289,561
      Other office equipment              43,563           50,805
      Machinery and equipment          1,638,057         1,568,847
                                     -----------      ------------

           Sub Total                 $ 2,259,581       $ 2,191,501

      Less accumulated depreciation      791,280           559,367
                                     -----------       -----------


      Property and equipment, Net    $ 1,468,301       $ 1,632,134
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

Interest expense for the Company, during the first half of 2005 was $304,391, however, $154,368 of that amount was billed to a customer


The following tables depict our results of operations for the second quarter of 2005 and for the second quarter of 2004 on a stand-alone basis and a consolidated for Global, HAT and World Jet:


2nd Quarter 2005
                                  Global         HAT       World Jet    Intercompany  Consolidated
                                Stand-Alone  Stand-Alone  Stand-Alone  Eliminations

Revenues                         1,420,000   6,364,608    2,092,211     1,047,441     8,829,378
  Less:  Cost of sales             750,068   5,169,421    1,558,291     1,047,441     6,430,339
  Less:  Expenses                  373,059   1,124,751      241,237                   1,739,047
Pre-tax Operating Profit (Loss)    296,873      70,436      292,683                     659,992


2nd Quarter 2004
                                  Global         HAT       World Jet    Intercompany  Consolidated
                                Stand-Alone  Stand-Alone  Stand-Alone   Eliminations

Revenues                           545,458    3,083,528     743,721        71,833     4,300,874
  Less:  Cost of sales             286,625    2,108,359     377,292        71,833     2,700,443
  Less:  Expenses                  344,210      460,823     172,072                     977,105
Pre-tax Operating Profit (Loss)    (85,377)     514,346     194,357                     623,326



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

As of June 30, 2005, the Company's wholly owned subsidiary, World Jet, had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the World Jet's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum as of this date. The total amount of invoices placed is $1,127,645.40 on which the factor advanced $895,319.52. As of June 30, 2005, the customers made payment totaling $648,205.08, leaving a balance due to the factor of $479,440.32 payable by customers. The interest accrued during 2005 is being charged to the customer whose invoices remain with the factor. Interest due to the factor as of June 30, 2005 was $25,372.02. Interest is charged by the factor on the face amount of invoices placed less the payments made. See Note 10 of the condensed consolidated financial statements filed as part of this report.

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

Significant changes in the Company's Balance Sheet for the quarter ended June 30, 2005 were as follows:

          Total assets increased from $10,572,271 at March 31, 2005 to $12,020,084 at June 30, 2005. Significant changes for the period were:

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


          During the second quarter of 2005, total liabilities increased from $3,792,837 at March 31, 2005 to $4,558,483 at June 30, 2005, primarily due to:

               Accounts Payable increased over the March 31, 2005 balance by $373,046.

               Due to factor increased over the March 31, 2005 balance by $361,580 to a total of $895,320. See Note 10, "Subsequent Events", in the Condensed Consolidated Financial Statements included in this filing.

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


Date: September 1, 2005

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