Form 10QSB
period 2005-09-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-11-14
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For Quarter ended September 30, 2005
                           Commission File No. 0-28575

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  --------------------------------------------
                  Formerly Renegade Venture (NEV.) Corporation

               (Exact name of issuer as specified in its charter)


            NEVADA                                               84-1108499
 ------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



 6901 South Park Avenue
 Tucson, Arizona 85706
 Mail:  P.O. Box 23009
 Tucson AZ 85734-3009                                       (520) 294-3481
 ----------------------                                 ---------------------
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

Yes [ x ] No [ ]


The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2005 are as follows:


     Class of Securities                              Shares Outstanding
-----------------------------                         ------------------
Common Stock, $.001 par value                             38,322,198

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets:

         As of December 31, 2004 (audited) and September 30, 2005
          (unaudited).....................................................  3

         Condensed Consolidated Statements of Operations:

         For the three months and nine months ended September 30, 2004 and 2005 (unaudited)............................................  5

         Consolidated Statement of Changes in Stockholders' Equity:

         For the year ended December 31, 2004 (audited) and
          nine months ended September 30, 2005 (unaudited)................  6

         Consolidated Statements of Cash Flows:

         For the nine-month periods ended September 30, 2004
          and 2005 (unaudited)............................................  7

         Notes to Financial Statements (unaudited)........................  8


Item 2.  Management's Discussion and Analysis or Plan of Operation........ 20

Item 3.  Controls and Procedures.......................................... 25


                           PART II. OTHER INFORMATION

Item 5. Other Information................................................. 25

Item 6. Exhibits.......................................................... 26

         Signatures....................................................... 26

         Certifications

ITEM 1. FINANCIAL STATEMENTS.


                                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                                      Condensed Consolidated Balance Sheet
                                    December 31, 2004 and September 30, 2005

                                                   ASSETS
                                                                    2004                   2005
                                                                 (audited)              (unaudited)
                                                                -----------             -----------

CURRENT ASSETS
Cash and cash equivalents                                       $   549,904             $ 3,220,391
Accounts receivable                                               4,766,215               7,681,852
Note receivable                                                     175,642                 225,000
Costs and estimated earnings on uncompleted contracts in
excess of billings
Inventory                                                         3,507,249               5,277,307
Other current assets                                                380,932                 801,906
                                                                -----------             -----------

  TOTAL CURRENT ASSETS                                          $ 9,379,942             $17,304,956

Property, plant and equipment                                     1,632,134               1,497,774
Investment                                                           25,000                  25,000
Equity in net assets of and advances to affiliates                                        2,935,057
Customer list, net                                                  267,771                 167,357
Agreement with vendor, net                                           56,980                  35,613
Goodwill                                                             38,992                  38,992
Inventory, non-current                                              212,500               2,517,058
Other assets                                                        144,693                   1,000
                                                                -----------             -----------

  TOTAL ASSETS                                                  $11,758,012             $24,522,807
                                                                ===========             ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.




                                           GLOBAL AIRCRAFT SOLUTIONS, INC.
                                         Condensed Consolidated Balance Sheet
                                       December 31, 2004 and September 30, 2005

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           2004                     2005
                                                                         (audited)               (unaudited)
                                                                       ------------             -------------

CURRENT LIABILITIES
Accounts payable - trade                                               $  2,644,593             $ 10,438,038
Due to factor                                                               604,411
Customer deposits                                                           280,537
Billings in excess of costs and estimated
  earnings on contracts in progress                                         966,238                  436,426
Accrued liabilities                                                         844,709                  360,305
Income taxes payable                                                        311,182                  513,914
Commitments and contingencies
                                                                       ------------             ------------

  TOTAL CURRENT LIABILITIES                                            $  5,651,670             $ 11,748,763

LONG-TERM LIABILITIES
Notes payable - long term portion
                                                                       ------------             ------------

  TOTAL LONG-TERM LIABILITIES                                                                   $
                                                                       ------------             ------------

  TOTAL LIABILITIES                                                       5,651,670               11,748,763
                                                                       ============             ============


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares authorized
  30,650,386 and 38,322,198 shares issued 2004 and 2005 and
  30,650,386 and 38,322,198 shares outstanding 2004
  and 2005                                                                   31,030                   38,702
Additional paid-in capital                                                7,033,950               11,692,478
Deferred compensation
Contributed capital                                                         620,289                  620,289
Retained earnings                                                        (1,578,927)                 422,575
                                                                       ------------             ------------

  TOTAL STOCKHOLDERS' EQUITY                                              6,106,342               12,774,044
                                                                       ============             ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 11,758,012             $ 24,522,807
                                                                       ============             ============

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                  GLOBAL AIRCRAFT SOLUTIONS, INC.
                                           Condensed Consolidated Statement of Operations
                               For the Three Months and Nine Months ended September 30, 2004 and 2005
                                                            (unaudited)

                                          Three Months        Three Months          Nine Months        Nine Months
                                             ended               ended                 ended               ended
                                         September 30,       September 30,         September 30,       September 30,
                                              2004                2005                 2004                 2005


Net sales                                $  8,112,082           15,462,146           16,698,987           32,943,780
Cost of sales                              (6,153,617)         (12,165,322)         (11,650,470)         (24,839,649)
Inventory write down                          (55,208)             (55,208)            (160,069)            (165,625)
                                         ------------         ------------         ------------         ------------

Gross profit                             $  1,903,257         $  3,241,616         $  4,888,448         $  7,938,486

Selling, general and
administrative expense                     (1,827,738)          (2,284,532)          (3,526,330)          (5,651,307)
Penalties                                     (21,255)                                 (211,767)              (1,006)
                                         ------------         ------------         ------------         ------------

Gain (loss) from operations              $     54,264         $    957,084         $  1,150,351         $  2,286,173

Other income (expense):
     Interest income                            3,159               61,970               64,551              265,989
     Interest expense                         (50,765)             (60,245)            (235,578)            (364,636)
     Discounts taken                           13,271              (10,000)              27,544                7,715
     Miscellaneous expense                                            (110)              (9,084)                (110)
     Miscellaneous income                      10,938                5,810               13,521               99,727
     Gain on renegotiation of
contracts                                     607,194                                 1,144,502
                                         ------------         ------------         ------------         ------------
                                         $    638,061         $    954,509         $  2,155,807         $  2,294,858
Net profit (loss), Before taxes
     Estimated Income Tax                                         (293,266)                                 (293,356)
                                         ------------         ------------         ------------         ------------

Net profit (loss), After taxes           $    638,061         $    661,243         $  2,155,807         $  2,001,502
                                         ============         ============         ============         ============

Net profit (loss) per share,
Basic                                    $       0.02         $       0.02         $       0.10         $       0.06
Net profit (loss) per share,
Fully diluted                            $       0.02         $       0.02         $       0.09         $       0.05
                                         ============         ============         ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.




                                                    GLOBAL AIRCRAFT SOLUTIONS, INC.
                                             Formerly Renegade Venture (NEV.) Corporation
                                       Consolidated Statement of Changes in Stockholders' Equity
                                            For the Year ended December 31, 2004 and the Nine
                                                     Months ended September 30, 2005


                                                   Additional   Contributed    Deferred     Treasury    Accumulated    Stockholder
                                                     Paid-in      Capital    Compensation    Stock    Earnings/Deficit   Equity
                                                    Capital
                            Shares      Amount       Amount        Amount       Amount                     Amount         Amount
------------------------------------------------------------------------------------------------------------------------------------

 Balance December 31,     17,480,000    17,860     2,412,373      620,289      (332,000)                 (3,870,213)    (1,151,691)
        2003

    1st Qtr, 2004
Compensation expensed                                                            12,000

    2nd Qtr, 2004
   Shares issued to        9,600,000     9,600     3,009,600

Barron Partners for a
cash consideration of
    $.34 per share

  Shares pledged as        1,000,000     1,000       499,000
    payment on the
purchase of World Jet
    valued at $.50
   (issued 7/27/04)

   900,000 options                                    54,000
   granted at $ .06
     below market

    3rd Qtr, 2004
 Shares issued to JG       2,115,386     2,115       946,832
 Capital, et al for a
cash consideration or
    $.52 per share

  Shares issued upon          55,000        55        17,545
 exercise of options
at $.32 per share and
   cash payment of
       $17,600

   Shares issued as          400,000       400        91,600
   compensation for
professional services
to be rendered over a
   two-year period
  Valued at $92,000

   100,000 options                                     3,000
 granted at .03 below
        market

Shares vested (Herman                                                           320,000
 & Sawyer employment
    agreement, 3rd
   Quarter of 2003)

    4th Qtr, 2004
   Net Income/Loss                                                                                        2,297,286

 Balance December 31,     30,650,386    31,030     7,033,950      620,289             0                  (1,578,927)     6,106,342
       2004

    1st Qtr, 2005
   Net Income/Loss

    Shares issued             50,000        50        14,950

   Net Income/Loss                                                                                          658,092

Balance March 31,         30,700,386    31,080     7,048,900      620,289             0                    (920,835)     6,779,434
      2005

    2nd Qtr, 2005
      No change

   Net Income/Loss                                                                                          682,167

Balance June 30,          30,700,386    31,080     7,048,900      620,289             0                    (238,668)     7,461,601
      2005

    3rd Qtr, 2005
   Shares issued to        7,200,000     7,200     4,644,000
Barron Partners for a
cash consideration of
    $.68 per share

 Shares issued under         421,812       422          (422)
non-cash provision of
       warrants

   Net Income/Loss                                                                                          661,243

Balance September 30,     38,322,198    38,702    11,692,478      620,289                                   422,575     12,774,044
      2005


The accompanying notes are an integral part of these condensed consolidated financial statements.




                                        GLOBAL AIRCRAFT SOLUTIONS, INC.
                                Condensed Consolidated Statement of Cash Flows
                            For the Nine Months ended September 30, 2004 and 2005
                                                  (unaudited)


                                                                    2004                 2005

Cash flows from operating activities:
    Net Profit/(Loss)                                          2,155,807                2,001,502

Adjustments to reconcile net profit to net cash
  provided (used) by operating activities:
    Depreciation                                                 215,882                  356,104
    Amortization                                                 121,782                  121,782
    Allowance for Doubtful Accounts                               (2,026)                 165,625
    Inventory write downs                                        157,291                  104,847
    Gain from renegotiation                                   (1,144,502)
    Expenses paid with stock                                     402,199                  182,234

Changes in Assets and Liabilities:
    Accounts receivable                                         (277,981)              (2,067,338)
    Prepaid expenses                                               1,541                  (99,817)
    Costs and estimated earnings in excess of
          billings on contracts in progress
    Inventory                                                 (1,410,569)              (2,106,202)
    Inventory, non-current                                                             (2,134,040)
    Investments                                                  (25,000)
    Restricted Funds                                            (400,945)                 (22,681)
    Other current assets                                         (21,823)                (446,893)
    Other non-current assets
    Accounts payable-trade                                       999,532                6,745,014
    Accounts payable-related party                                56,737                   (6,219
    Due to factor                                               (102,452)                (604,409)
    Customer deposits                                               (800)                (280,537)
    Billings in excess of cost and estimated
       earnings on contracts in progress                        (461,067)                (529,812)
    Income tax payable                                          (463,690)                 202,812
    Accrued liabilities                                         (455,259)                (478,185)

Net cash provided by/(used for) operating activities            (655,341)               1,103,787

Cash flows from investing activities:
    Purchase of property, plant and equipment                 (1,244,114)                (221,746)
    Purchase of World Jet, net of cash acquired                 (361,920)
    Purchase of World Jet, Goodwill                             (597,724)
    Investment in SPC (Equity Method)                                                  (2,935,057)

Net cash used for investing activities                        (2,203,758)              (3,156,803)

Cash flows from financing activities:
    Proceeds from issuance of common stock                     4,381,600                4,911,000
    Payments related to issuance of common stock                (395,853)                (244,800)
    Proceeds/payments - short term loans, net                   (422,238)
    Proceeds from bank loans                                                            4,486,634
    Repayment of bank loans                                                            (4,486,634)
    Payments used in mandatory redemptions                      (400,535)
    Other financing activities, net                                6,324                   57,303

Net cash provided by/(used for) financing activities           3,169,298                4,723,503

Net increase in cash and cash equivalents                        310,199                2,670,487

Cash and cash equivalents at beginning of period                 367,691                  549,904

Cash and cash equivalents at end of period                       677,890                3,220,391


Interest paid for the nine months ended September 30, 2004 was $235,578.
Interest paid for the nine months ended September 30, 2005 was $364,636.
Taxes paid during the nine months ended September 30, 2004 were $0. Taxes paid during the nine months ended September 30, 2005 were $90,544.00.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005


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

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory items held over one year are classified as "Inventory, non-current".

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory items held over one year are classified as "Inventory non-current". The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value a write down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

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


Revenue and Cost Recognition

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs our facility. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of September 30, 2005 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer caused delays, error in specifications or design, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed.

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. Reconciliations of EPS for quarters ended September 30, 2005 and 2004 are as follows:


                                                              For the Nine Months ended September 30, 2005
                                                          -----------------------------------------------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
                                                          -----------         -------------            ------

Net Income
Basic EPS
Income available to common stockholders                   $2,001,502            32,301,506               $0.06


Warrants                                                                         3,337,040
Options                                                                            967,359
Diluted EPS
Income available to common stockholders + assumed         $2,001,502            36,605,905               $0.05
conversions


                                                                For the Quarter ended September 30, 2005
                                                          -----------------------------------------------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
                                                          -----------         -------------            ------
Net Income
Basic EPS
Income available to common stockholders                     $661,243            35,460,775               $0.02

Warrants                                                                         4,976,248
Options                                                                            998,379
Diluted EPS
Income available to common stockholders + assumed           $661,243            41,435,402               $0.02
conversions




                                                                 For the Nine Months ended September 30, 2004
                                                             -----------------------------------------------------
                                                               Income                Shares              Per-Share
                                                             (Numerator)         (Denominator)            Amount
                                                             -----------         -------------            ------

Net Income
Basic EPS
Income available to common stockholders                       $2,155,807            22,539,728               $0.10

Warrants                                                                               176,000
Options                                                                                615,556
Diluted EPS
Income available to common stockholders + assumed             $2,155,807            23,331,284               $0.09
conversions



                                                               For the Quarter ended September 30, 2004
                                                         -----------------------------------------------------
                                                           Income                Shares              Per-Share
                                                         (Numerator)         (Denominator)            Amount
                                                         -----------         -------------            ------
Net Income
Basic EPS
Income available to common stockholders                   $638,061            28,880,828               $0.02

Warrants                                                                         342,096
Options                                                                          716,393
Diluted EPS
Income available to common stockholders + assumed         $638,061            29,939,317               $0.02
conversions

    Calculation of Weighted Average Shares for Nine Months ended September 30, 2005
    --------------------------------------------------------------------------------
     Issues          Shares O/S     Dates                     Days      Average
    --------------- -------------- ------------------------ -------- ---------------
                    30,650,386     01/01/05 - 01/18/05        17       1,908,632
         50,000     30,700,386     01/18/05 - 08/03/05       197      22,153,758
      7,200,000     37,900,386     08/03/05 - 08/30/05        27       3,748,390
        399,000     38,299,386     08/30/05 - 09/14/05        15       2,104,362
         22,812     38,322,198     09/14/05 - 09/30/05        17       2,386,364

                                   Total shares                       32,301,506



    Calculation of Weighted Average Shares for the Quarter ended September 30, 2005
    -------------------------------------------------------------------------------
    Issues          Shares O/S     Dates                    Days      Average
    --------------- -------------- ----------------------- ------- ----------------
                     30,700,386     04/01/05 - 08/03/05       33     11,012,095
     7,200,000       37,900,386     08/03/05 - 08/30/05       27     11,122,939
       399,000       38,299,386     08/30/05 - 09/14/05       15      6,244,465
        22,812       38,322,198     09/14/05 - 09/30/05       17      7,081,276

                                   Total shares                      35,460,775

            Calculation of Dilution for Nine Months ended September 30,2005
            ---------------------------------------------------------------
                                       No. of shares   Incremental shares
                                                       Outstanding
            -------------------------- --------------- --------------------
            Warrants @ $0.34                  321,000              223,554
            Warrants @ $0.52                  135,842               72,773
            Warrants @ $0.68                7,740,000            3,040,714
            Warrants @ $1.00                1,137,020              121,824
            Options  @ $0.17                  900,000              763,393
            Options  @ $0.20                  100,000               82,143

                                       Total dilution            4,304,400

            (Average Price $1.12)



            Calculation of Dilution for the Quarter ended September 30, 2005
            ----------------------------------------------------------------
                                       No. of shares   Incremental shares
                                                       Outstanding
            -------------------------- --------------- ---------------------
            Warrants @ $0.34                  321,000               248,722
            Warrants @ $.052                  135,842                89,062
            Warrants @ $0.68                7,740,000             4,254,437
            Warrants @ $1.00                1,137,020               384,027
            Warrants @ $1.36                1,137,020               112,949
            Options  @ $0.17                  900,000               798,675
            Options  @ $0.20                  100,000                86,755

                                       Total dilution             5,974,627

            (Average Price $1.51)



            Calculation of Weighted Average Shares for Nine Months ended September 30, 2004
            -------------------------------------------------------------------------------

            Issues          Shares O/S     Dates                     Days   Average
            --------------- -------------- ------------------------ ------- ---------------
                            17,480,000     01/01/04 - 05/26/04        146     9,348,278
            9,600,000       27,080,000     05/26/04 - 07/07/04         42     4,166,154
               55,000       27,135,000     07/07/04 - 07/09/04          2       198,791
              400,000       27,535,000     07/09/04 - 07/27/04         18     1,815,495
            1,000,000       28,535,000     07/27/04 - 09/02/04         37     3,867,381
            2,115,386       30,645,386     09/02/04 - 09/30/04         38     3,143,629

                                           Total shares                      22,539,728



            Calculation of Weighted Average Shares for Three Months ended September 30, 2004
            --------------------------------------------------------------------------------

            Issues          Shares O/S     Dates                     Days        Average
            --------------- -------------- ------------------------ -------- ---------------
                            27,080,000     07/01/04 - 07/07/04          6        1,766,087
            9,600,000       27,080,000     07/07/04 - 07/09/04          2          589,981
                                           07/09/04 - 07/27/04         18        5,378,283
                                           07/27/04 - 09/02/04         37       11,476,033
                                           09/02/04 - 09/30/04         29        9,661,535

                                           Total shares                         28,880,828


   Calculation of Dilution for Nine Months ended September 30, 2004
   ----------------------------------------------------------------

                              No. of shares   Incremental shares
                                              Outstanding
   -------------------------- --------------- ---------------------
   Warrants @ $0.34                  720,000              176,000
   Options  @ $0.17                  900,000              560,000
   Options  @ $0.20                  100,000               55,556

                              Total dilution              791,556

   (Average Price $0.45)




   Calculation of Dilution for  the   Quarter  ended September 30, 2004
   --------------------------------------------------------------------
                              No. of shares    Incremental shares
                                               Outstanding
   -------------------------- ---------------- -----------------------
   Warrants @ $0.34                   720,000              316,689
   Warrants @ $0.52                   158,654               23,408
   Options  @ $0.17                   900,000              649,180
   Options  @ $0.20                   100,000               67,213

                              Total dilution             1,058,490

   (Average Price $0.61)



Equity in Net Assets and Advances to Affiliates

The investment in a 30% interest in Jetglobal, LLC is accounted for using the equity method since the Company does not control Jetglobal, LLC, but over which it does exert significant influence. Under the equity method, the investment is recorded at cost plus advances and the Company's share of earning less distributions and the Company's share of losses. The Company considers whether future fair value of it investments has declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, a write-down should be recorded to estimated fair value.

All significant intercompany profits and balances have been eliminated.

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

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 had no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 had no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The initial application of SFAS No. 153 had no impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123 ( R), " Share Based Payment." This Statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 ( R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date for value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the required service period. In April, the SEC release No. 33-8568 delayed the implementation of SFAS No. 123 ( R). The Statement is now effective for the Company beginning in the first quarter of fiscal year 2007. SFAS No. 123 ( R) permits public companies to adopt its requirements using one of two methods: (1) A "modified prospective method in which compensation cost is recognized prospectively for both new grants issued subsequent to the date of adoption, and all unvested awards outstanding at the date of adoption. Expense for the outstanding awards must be based on the valuation determined for the pro forma disclosures under SFAS No. 123. (2) A "modified retrospective" method, which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company is currently in the process of evaluating the two methods and has not yet determined which method it will use.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provision. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect application of SFAS No. 154 to have a material affect on its financial statements.

Stock-Based Compensation

Currently, as permitted under the Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation", the Company accounts for its stock-based compensation to employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.


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

Selected information by business segment is presented in the following tables for the nine months ended September 30, 2005 and September 30, 2004.


                                           Three Months          Three Months           Nine Months           Nine Months
                                               Ended                 Ended                 ended                 Ended
                                           September 30,         September 30,         September 30,         September 30,
                                               2005                  2004                  2005                  2004
------------------------------------- -- ------------------ -- ------------------ -- ------------------ -- ------------------
                                           ($ millions)          ($ millions)          ($ millions)          ($ millions)
------------------------------------- -- ------------------ -- ------------------ -- ------------------ -- ------------------
Segment sales:
   Aircraft maintenance                              4.010                 3.757                13.623                10.491
   Aircraft trading                                  8.680                 2.625                12.675                 2.925
   Part sales                                        3.282                 1.899                 7.689                 3.433
   Other                                              .180                  .355                 1.803                  .536

Sub Total                                           16.152                 8.636                35.790                17.385

Elimination of intersegment sales                    -.690                 -.524                -2.846                 -.686

Total consolidated sales                            15.462                 8.112                32.944                16.699

Operating income:
   Aircraft maintenance                               .443                  .612                 1.184                 3.064
   Aircraft trading                                  1.818                  .576                 3.078                 1.614
   Part sales                                         .939                  .403                 2.107                  .922
   Other                                              .042                  .312                 1.569                  .326

   Sub total                                         3.242                 1.903                 7.938                 4.888

   Selling, general, administrative                 -2.285                -1.828                -5.652                -3.526
     expense
   Other, net                                        -.002                  .563                  .009                  .793

Consolidated earnings before taxes                    .955                  .638                 2.295                 2.155



                                            Three Months          Three Months          Nine Months           Nine Months
                                                Ended                 Ended                Ended                 Ended
                                            September 30,         September 30,        September 30,         September 30,
                                                2005                  2004                 2005                  2004
-------------------------------------- -- ------------------ -- ------------------ - ------------------ -- ------------------

                                                 ($)                   ($)                  ($)                   ($)
-------------------------------------- -- ------------------ -- ------------------ - ------------------ -- ------------------
Depreciation and amortization by
segment:
   Aircraft maintenance                             170,261                72,223              254,548               160,713
   Aircraft trading
   Part sales

Corporate                                           149,188               160,117              223,245               270,279
Total                                               319,449               235,340              477,793               430,992

Net asset values:
   Aircraft maintenance                           6,612,884             4,225,245            6,612,884             4,225,245
   Aircraft trading                                 128,400                64,200              128,400                64,200
   Part sales                                     7,829,971             2,868,893            7,829,971             2,868,893

   Corporate                                      9,951,552             9,679,997            9,951,552             9,679,997
Total                                            24,522,807             9,679,997           24,522,807             9,679,997

Capital expenditures:
   Aircraft maintenance                             139,188                 5,204              176,976             1,041,999
   Aircraft trading
   Part sales

Corporate                                            14,477                 7,824               44,770               209,866
Total                                               153,665                13,028              221,746             1,251,865

     All of the Company's facilities and assets are located in the United States. The Company sells and ships to several foreign countries. All foreign revenues are recorded and collected in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:

                                 Nine Months             Nine Months
                                 Ended                   Ended
                                 September 30, 2004      September 30, 2005
         -------------------- -- -------------------- -- --------------------

         Angola               $                       $               35,166
         Australia                            97,561                   1,700
         Brazil                                                        5,100
         Canada                                  577                     688
         Columbia                                                     24,904
         Ecuador                           2,201,564
         Germany                              36,800                  28,025
         Guam                              1,981,332
         Hong Kong                               890
         Indonesia                                                       835
         Ireland                                                     210,241
         Italy                                45,719                  55,830
         Jordan                            2,755,713               1,532,471
         Lebanon                                                     221,618
         Malawi                                                      149,795
         Mexico                              251,991                 267,645
         Nigeria                                                     279,656
         Pakistan                                                    459,612
         Peru                                 19,600
         South Africa                                                 17,354
         Spain                                                         2,200
         Tunisia                               4,130
         UAE                                  14,100               8,623,100
         United Kingdom                       52,537                     500
         Venezuela                            50,162
         -------------------- -- -------------------- -- --------------------
         TOTALS               $            7,512,676  $           11,916,440

4. STOCK, STOCK OPTIONS AND WARRANTS

In January 2005, 50,000 options, issued as compensation for outside consultancy services, were exercised at the option price of $.30 per share.

On August 3, 2005, warrants were converted to 7,200,000 shares of common stock at $.68 per share.

On August 30, 2005, warrants were converted to 399,000 shares of common stock under the non-cash conversion terms of the original agreement of issue.

On September 14, 2005, outstanding warrants were converted to 22,812 shares of common stock under the non-cash conversion terms of the original agreement of issue.

                               Share value  Vesting Date
                                        on
                               Measurement
                                      Date
        --------------------- ------------- ------------- -------------
               Common Shares                                38,322,198
                  Issued and
                 Outstanding
        --------------------- ------------- ------------- -------------
                 Unconverted
            Warrants Issued:
        --------------------- ------------- ------------- -------------
                     @ $0.34           .50                     321,000
                     @ $0.68           .50                     540,000
                     @ $1.36           .50                   7,740,000
                     @ $0.52           .65                     135,842
                     @ $1.00           .65                   1,137,020
                     @ $1.36           .65                   1,137,020

                    Subtotal                                11,010,882

             Options Issued:
        --------------------- ------------- ------------- -------------
                     @ $0.17           .23                     900,000
                     @ $0.20           .23                     100,000

                    Subtotal                                 1,000,000


             Awards of stock
               pending under
                  employment
                   contracts
        --------------------- ------------- ------------- -------------

                                       .60    07/23/2006        30,000
                                       .60    07/30/2006       300,000

                    Subtotal                                   330,000

                       Total                                50,663,080

Pro-forma Stock-based Compensation Disclosure


The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." but applies accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. Those options issued to employees that were not immediately exercised remained outstanding at September 30, 2005 and are summarized below:



                                                 Weighted Average
                                                 Exercise Price
------------------------- ---------------------- ----------------------- ----------------------

Options outstanding at    900,000
beginning of year

Granted during quarters        None              $0.17                   Exercisable on grant
1 & 2 &3                                                                 date

Exercised during               None              $0.17
quarters 1 & 2 & 3

Forfeited during               None
quarters 1 & 2 & 3

Outstanding at 9/30/2005  900,000                $0.17                   Exercisable on grant
                                                                         date

Options exercisable at    900,000                $0.17
quarter end, September
30, 2005


These options were issued at $0.06 below the share price on the measurement date. Expense in the amount of $54,000 was included in selling, general and administrative expenses for 2004 in the statement of operations. Because the options were immediately available the intrinsic value and the fair value of the options is calculated at the same $.23 per share.


A summary of the Company's stock option plans as of September 30, 2005 and changes during the year is presented below:


                                                 Weighted Average
                                                 Exercise Price
------------------------- ---------------------- ----------------------- ----------------------

Options outstanding at    1,050,000              $.0179                  Exercisable on grant
beginning of year                                                        date

Granted during quarters          None
1 & 2 &3

Exercised during               50,000            $0.30
quarter 1

Exercised during                 None
quarters 2 & 3

Forfeited during                 None
quarters 1 & 2 & 3

Outstanding at 9/30/2005  1,000,000              $0.173                  Exercisable on grant
                                                                         date

Options exercisable at    1,000,000              $0.173
quarter end, September
30, 2005

Weighted average fair            None
value of options
granted during the year

5.  EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, Global together with BCI Aircraft Leasing, ("BCI"), formed a joint venture Delaware limited liability company called Jetglobal, LLC. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of Jetglobal while Global will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. Global invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. (See Form 8-K/A filed September 9, 2005.)


6. TRADE ACCOUNTS RECEIVABLE

As of September 30, 2005, trade accounts receivable consisted of the following:


                                                September 30,      December 31,
                                                    2005               2004
                                                  Unaudited          Audited


Contracts in progress                             1,514,091        $ 1,961,319
Completed contracts                               6,248,940          2,858,045
                                                -----------        -----------

                                                $ 7,763,031        $ 4,819,364

Less: allowance for doubtful
accounts                                            (81,179)           (53,149)
                                                -----------        -----------

                                                $ 7,681,852        $ 4,766,215
                                                ===========        ===========


7. CONTRACTS IN PROGRESS

At September 30, 2005 costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:

                                                September 30,       December 31,
                                                     2005               2004
                                                  Unaudited           Audited

Costs incurred on uncompleted                    $   975,994        $ 1,161,109
contracts

Profit earned to date                                531,648            412,938
                                                 -----------        -----------

                                                   1,507,642        $ 1,574,047
   Less: Billings to date                         (1,944,068)        (2,855,203)

                                                 -----------        -----------

                                                 $  (436,426)       $(1,281,156)
                                                 ===========        ===========


Included in the accompanying balance sheet at September 30, 2005 and December 31, 2004 under the following caption:


    Billings in excess of costs and estimated earnings on uncompleted contracts.


                                                 September 30,      December 31,
                                                      2005              2004
                                                   Unaudited           Audited


Billings in excess from above                     $   436,426       $ 1,281,156

Time and materials, unbilled                                0          (314,918)
                                                  -----------       -----------

   NET                                            $   436,426       $   966,238
                                                  ===========       ===========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed

8.  INVENTORY

Inventories consisted of the following:


                                                 September 30,      December 31,
                                                     2005              2004
                                                  Unaudited           Audited


Maintenance Hardware                                 635,203          $  991,206
Parts for Resale                                   4,513,704           2,011,269
Aircraft & Engines                                   128,400             214,774
                                                  ----------          ----------


                                                  $5,277,307          $3,507,249
                                                  ==========          ==========


9. PROPERTY AND EQUIPMENT

                                                   September 30,    December 31,
                                                       2005               2004
                                                     Unaudited          Audited

Gross Asset Value
Land and improvements                               $   25,094        $   25,094
Buildings and improvements                             190,479           183,866
Vehicles                                                79,028            73,328
Computers and Software                                 291,437           289,561
Other office equipment                                  43,963            50,805
Machinery and equipment                              1,783,246         1,568,847
                                                    ----------        ----------

     Sub Total                                      $2,413,247        $2,191,501

Less accumulated depreciation                          915,473           559,367
                                                    ----------        ----------


Property and equipment, Net                         $1,497,774        $1,632,134
                                                    ==========        ==========

During 2004, depreciation expense was $325,966 and depreciation expense was $356,104 during the 1st nine months of 2005.


10. SUBSEQUENT EVENTS

In October of 2005, it was agreed that the Company would contra receivables in the amount of $1.668 million to satisfy a portion of the obligation arising from the third quarter purchase of $3.4 million in inventory.

On October 31, 2005, the Company received notice that HAT customers Delta Airlines and Northwest Airlines both filed a Petition for Reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. The outstanding balance owed from Delta Airlines to HAT at September 30, 2005 was $3,099.00 and the outstanding balance owed from Northwest Airlines to HAT was $940.00. HAT will be filing a Proof of Claim with respect to both outstanding balances.

On October 14, 2005, HAT customer TransMeridian Airlines, Inc. filed a Petition for Bankruptcy under Chapter 7 of the United States Bankruptcy Code. The outstanding balance owed from TransMeridian to HAT was $25,916.71 on September 30, 2005. HAT will be filing a Proof of Claim with respect to the outstanding balance.

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

On August 26, 2005, Global together with BCI Aircraft Leasing, ("BCI"), formed a joint venture Delaware limited liability company called Jetglobal, LLC. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of Jetglobal while Global will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. Global invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. (See Form 8-K/A filed September 9, 2005.)

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

World Jet is a seller/broker of aircraft parts which is not an operation or activity which is regulated by the FAA or any other governing body or governmental agency; however, any aircraft part sold by World Jet must be accompanied by documentation verifying that such part is traceable to either an FAA approved manufacturer, overhaul or repair facility, or an FAA certificated operator. In furtherance of satisfying customers that World Jet does sell and broker parts that are traceable to FAA certification, World Jet voluntarily participates in the Airline Suppliers Association which requires an annual audit of suppliers of aircraft parts to verify that such supplier maintains the proper traceability documents, properly tags aircraft parts in support of such traceability and maintains proper packaging and storage of aircraft parts. In addition to the foregoing, World Jet also certifies to each customer that any part or material sold was not involved in any incident and is not government surplus.

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


                  RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

The aerospace industry continues to display a state of dynamic tension and change. Within the U.S. and abroad the major airlines or "legacy" carriers are experiencing severe competitive pressure from existing and start up low cost carriers that are not burdened by the higher operating costs and hub-and-spoke structures found in most of the legacy carriers. Several legacy carriers have recently filed to Chapter 11 protection and large scale restructuring within the entire industry is likely to continue. Legacy carriers and low cost operators alike are being severely negatively impacted by increased fuel prices and the entire industry is susceptible to the impact of changes in fuel availability and prices due to war, terrorism or political events. While the airline industry has not experienced significant terrorist attacks since September 11, 2001, the effect of the terrorist acts, the continued alerts by the U.S. Department of Homeland Security and fears of new terrorist attacks could quite possibly produce negative impact on the aviation industry. Also, since a significant portion of Global's business involves emerging economies around the world, that portion of the Company's business remains at risk from localized or regional political or economic turmoil.

                              RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of June 30,2005, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004. Management elected, beginning in 2005, to conduct our aircraft trading operations under the parent company Global Aircraft Solutions, Inc.


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

Operating revenue for the three and nine months ended September 30, 2005 was $15,462,146 and $32,943,780, respectively. This operating revenue was nearly twice the $8,112,082 and $16,698,987 that was earned during those periods in 2004. Aircraft trading contributed $12.675million to revenues in the first nine months of 2005.

Gross profit for the first nine months of 2005 was $7,938,486 while gross profit for the first nine months of 2004 was $4,888,448, a 62% increase. During the first nine months of 2005, 48% of HAT's revenue came from its top five customers, 62% of Word Jet's revenue, after intercompany eliminations, was derived from its top 3 customers.

Company SG&A expenses were $876,193 for the first quarter of 2004, $822,399 for the second quarter of 2004 and $1,827,738 for the third quarter of 2004 and as a percentage of revenues were 20%, 19% and 23% respectively. The same periods in 2005 showed SG&A expenses of $1,628,734, $1,738,041 and $2,284,532 which were
19%, 21%, and 15% as a percentage of revenues. Management's continued efforts to control costs remain a high priority.

Interest expense for the Company, during the first half of 2005, was $364,636 however, $154,368 of that amount was billed to a customer.

The following tables depict our results of operations for the third quarter of 2005 and for the third quarter of 2004 on a stand-alone basis and on a consolidated basis for Global, HAT and World Jet:


3rd Quarter 2005
                                     Global               HAT              World Jet      Intercompany       Consolidated
                                   Stand-Alone         Stand-Alone        Stand-Alone     Eliminations

Revenues                            8,680,000          4,226,592          3,245,789           690,235        15,462,146
  Less:  Cost of sales              6,861,538          3,736,561          2,312,666           690,235        12,220,530
  Less:  Expenses                   1,067,583            855,049           364,,475                           2,287,107
Pre-tax Operating Profit              750,879           (365,018)           568,648                             954,509
(Loss)

3rd Quarter 2004


                                     Global               HAT              World Jet      Intercompany       Consolidated
                                   Stand-Alone         Stand-Alone        Stand-Alone     Eliminations

Revenues                              165,968          6,576,013          1,893,902           523,801         8,112,082
  Less:  Cost of sales                 92,624          5,153,586          1,486,416           523,801         6,208,825
  Less:  Expenses                     694,927            338,107            232,162                           1,265,196
Pre-tax Operating Profit             (621,583)         1,084,320            175,324                             638,061
(Loss)


The third quarter 2005 stand-alone results for HAT are considerably different than the 2004 results for the same period. First, it should be pointed out that during 2004 aircraft trading revenue was recorded by HAT rather than Global ($2.625 million revenue in third quarter of 2004). Second, during the third quarter of 2005, there was one aircraft that approximately broke even on direct cost and so consequently was a loss. The Company experiences a pattern of month-to-month volatility stemming principally from the increasing amount of aircraft trading the Company is succeeding in developing. Most, but not all of our aircraft trading transactions contain an internal aircraft maintenance budget for return to service work performed by HAT. Unlike third party maintenance work where we attempt to achieve as large as possible profit margin within HAT, on aircraft trading deals we often set very low in-house maintenance budgets to encourage HAT to minimize its costs and thereby maximize the total return to Global on the transaction. This practice has had the net result of artifically increasing Global's aircraft trading profit margins to the detriment of HAT's profit margins.

While Management has been aggressively doing its aircraft trading and aircraft parts sale business, it still views HAT's aircraft maintenance segment as the major generator of business opportunities for World Jet and Global. In order to prevent further cannibalization of HAT's profit margins by Global's rapidly growing aircraft trading business segment, Management has decided that moving forward it makes more sense on the internal accounting basis for HAT to bill Global on a cost-plus basis for all in-house aircraft trading maintenance work. In that way, we can still maintain budgetary pressure on HAT for in-house work but, as the aircraft trading transaction is in process, the numbers will more accurately reflect the contribution of HAT to the total deal while also giving a more realistic picture of the profitability of the trading side of the transaction. This internal accounting change, together with the fact that HAT has completed and delivered the one loss-generating maintenance contract that adversely effected HAT's third quarter bottom line, should insure that HAT will return to profitability in the fourth quarter. It should be noted however, that to the extent that aircraft trading operations constitute a growing portion of our business, there will tend to be increased 'lumpiness' in our financial statements.


                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

On July 8, 2005 Global, HAT and World Jet closed on a transaction to increase Global's Revolving Line of Credit with Global's existing bank to $2.5 million with an interest rate of 3.5% per annum in excess of the applicable LIBOR rate secured by a first priority lien on Global's, HAT's and World Jet's personal property. The term of the line of credit expires on April 30, 2006 when the entire unpaid principal balance and accrued and unpaid interest is due and payable. While there are no required monthly installments, the Line of Credit is based upon and limited by a borrowing base equal to the sum of 80% of all eligible accounts receivable plus 50% all eligible inventory as defined in the loan agreement up to a maximum of $2.5 million. See Form 8-K filed July 14, 2005. At September 30, 2005, the entire amount of this line of credit was available to the Company with the exception of $128,000 which secured a letter of credit required by TAA under the terms of the property lease covering the premises used for HAT's operations.


On August 1, 2005 all monies due to factor were paid in full and the Company has no plans of entering into any future factoring arrangements in the foreseeable future.


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

Significant changes in the Company's Balance Sheet for the quarter ended September 30, 2005 were as follows:

         Total assets increased from $12,020,084 at June 30, 2005 to $24,522,807 at September 30, 2005. Significant changes for the period were:

              Cash on hand increased $3,080,032. On July 27, 2005, Global issued 7,200,000 shares of restricted common stock to Barron Partners, L.P. upon the exercise of warrants to purchases 7,200.000 shares of restricted common stock of the Company at $0.68 per share representing a total warrant exercise price of $4,896,000. See Form 8-K filed 8/02/2005.

              Accounts receivable showed an increase of $2,749,367. (see Note 10 in the Condensed Consolidated Financial Statements that are included in this filing.)

              Costs and expenses on uncompleted contracts in excess of billings decreased $337,388.

              The value of inventory increased $4,145,384 reflecting the purchase of the inventory previously held on consignment plus an MD-82 airframe for $3.4 million. Also two MD81 airframes were purchased for $680,000.

              The Company's third quarter Balance Sheet reflects the reclassification of $2,517,058 of Inventory, non-current.
              This is a substantial increase over the December 31, 2004 reclassification of $212,500 and is largely due to the unsold World Jet inventory acquired as part of the World Jet purchase on January 1, 2004.

              Equity in net assets of and advances to affiliates, a new account in the third quarter, had a balance of $2,935,057 at September 30, 2005. (see Note 5 in the Condensed Consolidated Financial Statements that are included in this filing.)

          During the third quarter of 2005, total liabilities increased from $4,558,483 at June 30, 2005 to $11,748,763 at September 30, 2005.

               Accounts Payable increased over the June 30, 2005 balance by $8,182,485.

               Due to factor decreased $895,320 as all obligations to factor were paid in full

               Notes payable decreased $654,253 due to the satisfaction of the M&I loan that the Company owed at June 30, 2005.

               Income taxes payable increased $202,732 reflecting a payment of $90,454 and the addition of estimated taxes generated in the third quarter of $293,256. This tax expense is based on the estimate that the Company's net operating loss carry forward has been used as a result of the Company's successive periods of profitability.
                  .

Cash


As of June 30, 2005 we had $3,220,391 in cash on hand and approximately $7,681,582 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.


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


Date: November 14, 2005

                                           GLOBAL AIRCRAFT SOLUTIONS, INC.


                                           By:  /s/  Ian Herman
                                               ---------------------------------
                                               Ian Herman,
                                               Chief Executive Officer
                                               And Chief FinancialOfficer