Form 10QSB/A
period 2005-09-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-11-16
CIK 854171

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




                                           GLOBAL AIRCRAFT SOLUTIONS, INC.
                                         Condensed Consolidated Balance Sheet
                                       December 31, 2004 and September 30, 2005

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           2004                     2005
                                                                         (audited)               (unaudited)
                                                                       ------------             -------------

CURRENT LIABILITIES
Accounts payable - trade                                               $  2,644,593             $ 10,438,038
Due to factor                                                               604,411
Customer deposits                                                           280,537
Billings in excess of costs and estimated
  earnings on contracts in progress                                         966,238                  436,426
Accrued liabilities                                                         844,709                  360,305
Income taxes payable                                                        311,182                  513,914
Commitments and contingencies
                                                                       ------------             ------------

  TOTAL CURRENT LIABILITIES                                            $  5,651,670             $ 11,748,763

LONG-TERM LIABILITIES
Notes payable - long term portion
                                                                       ------------             ------------

  TOTAL LONG-TERM LIABILITIES
                                                                       ------------             ------------

  TOTAL LIABILITIES                                                    $  5,651,670             $ 11,748,763
                                                                       ============             ============


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares authorized
  30,650,386 and 38,322,198 shares issued 2004 and 2005 and
  30,650,386 and 38,322,198 shares outstanding 2004
  and 2005                                                             $     31,030             $     38,702
Additional paid-in capital                                                7,033,950               11,692,478
Deferred compensation
Contributed capital                                                         620,289                  620,289
Retained earnings                                                        (1,578,927)                 422,575
                                                                       ------------             ------------

  TOTAL STOCKHOLDERS' EQUITY                                           $  6,106,342             $ 12,774,044
                                                                       ============             ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 11,758,012             $ 24,522,807
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

                                          Three Months        Three Months          Nine Months        Nine Months
                                             ended               ended                 ended               ended
                                         September 30,       September 30,         September 30,       September 30,
                                              2004                2005                 2004                 2005


Net sales                                $  8,112,082           15,462,146           16,698,987           32,943,780
Cost of sales                              (6,153,617)         (12,165,322)         (11,650,470)         (24,839,649)
Inventory write down                          (55,208)             (55,208)            (160,069)            (165,625)
                                         ------------         ------------         ------------         ------------

Gross profit                             $  1,903,257         $  3,241,616         $  4,888,448         $  7,938,486

Selling, general and
administrative expense                     (1,827,738)          (2,284,532)          (3,526,330)          (5,651,307)
Penalties                                     (21,255)                                 (211,767)              (1,006)
                                         ------------         ------------         ------------         ------------

Gain (loss) from operations              $     54,264         $    957,084         $  1,150,351         $  2,286,173

Other income (expense):
     Interest income                            3,159               61,970               64,551              265,989
     Interest expense                         (50,765)             (60,245)            (235,578)            (364,636)
     Discounts taken                           13,271              (10,000)              27,544                7,715
     Miscellaneous expense                                            (110)              (9,084)                (110)
     Miscellaneous income                      10,938                5,810               13,521               99,727
     Gain on renegotiation of
contracts                                     607,194                                 1,144,502
                                         ------------         ------------         ------------         ------------
                                         $    638,061         $    954,509         $  2,155,807         $  2,294,858
Net profit (loss), Before taxes
     Estimated Income Tax                                         (293,266)                                 (293,356)
                                         ------------         ------------         ------------         ------------

Net profit (loss), After taxes           $    638,061         $    661,243         $  2,155,807         $  2,001,502
                                         ============         ============         ============         ============

Net profit (loss) per share,
Basic                                    $       0.02         $       0.02         $       0.10         $       0.06
Net profit (loss) per share,
Fully diluted                            $       0.02         $       0.02         $       0.09         $       0.06
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


                                                              For the Nine Months ended September 30, 2005
                                                          -----------------------------------------------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
                                                          -----------         -------------            ------

Net Income
Basic EPS
Income available to common stockholders                   $2,001,502            32,301,506               $0.06



Warrants                                                                           508,469
Options                                                                            967,359
Diluted EPS
Income available to common stockholders + assumed         $2,001,502            33,777,334               $0.06
conversions



                                                                For the Quarter ended September 30, 2005
                                                          -----------------------------------------------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
                                                          -----------         -------------            ------
Net Income
Basic EPS
Income available to common stockholders                     $661,243            35,460,775               $0.02


Warrants                                                                         1,018,632
Options                                                                          1,767,253
Diluted EPS
Income available to common stockholders + assumed           $661,243            38,246,660               $0.02
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
conversions


    Calculation of Weighted Average Shares for Nine Months ended September 30, 2005
    --------------------------------------------------------------------------------
     Issues          Shares O/S     Dates                     Days      Average
    --------------- -------------- ------------------------ -------- ---------------
                    30,650,386     01/01/05 - 01/18/05        17       1,908,632
         50,000     30,700,386     01/18/05 - 08/03/05       197      22,153,758
      7,200,000     37,900,386     08/03/05 - 08/30/05        27       3,748,390
        399,000     38,299,386     08/30/05 - 09/14/05        15       2,104,362
         22,812     38,322,198     09/14/05 - 09/30/05        17       2,386,364

                                   Total shares                       32,301,506


    Calculation of Weighted Average Shares for the Quarter ended September 30, 2005
    -------------------------------------------------------------------------------
    Issues          Shares O/S     Dates                    Days      Average
    --------------- -------------- ----------------------- ------- ----------------
                     30,700,386     07/01/05 - 08/03/05       33     11,012,095
     7,200,000       37,900,386     08/03/05 - 08/30/05       27     11,122,939
       399,000       38,299,386     08/30/05 - 09/14/05       15      6,244,465
        22,812       38,322,198     09/14/05 - 09/30/05       17      7,081,276

                                   Total shares                      35,460,775

            Calculation of Dilution for Nine Months ended September 30,2005
            ---------------------------------------------------------------
                                       No. of shares   Incremental shares
                                                       Outstanding
            -------------------------- --------------- --------------------
            Warrants @ $0.34                  321,000              223,554
            Warrants @ $0.52                  135,842               72,773
            Warrants @ $0.68                  540,000              212,143
            Warrants @ $1.00                1,137,020              121,824
            Options  @ $0.17                  900,000              763,393
            Options  @ $0.20                  100,000               82,143

                                       Total dilution            1,475,828

            (Average Price $1.12)



            Calculation of Dilution for the Quarter ended September 30, 2005
            ----------------------------------------------------------------
                                       No. of shares   Incremental shares
                                                       Outstanding
            -------------------------- --------------- ---------------------
            Warrants @ $0.34                  321,000               248,722
            Warrants @ $0.52                  135,842                89,062
            Warrants @ $0.68                  540,000               296,821
            Warrants @ $1.00                1,137,020               384,027
            Warrants @ $1.36                8,877,020               881,823
            Options  @ $0.17                  900,000               798,675
            Options  @ $0.20                  100,000                86,755

                                       Total dilution             2,785,885

            (Average Price $1.51)



            Calculation of Weighted Average Shares for Nine Months ended September 30, 2004
            -------------------------------------------------------------------------------

            Issues          Shares O/S     Dates                     Days   Average
            --------------- -------------- ------------------------ ------- ---------------
                            17,480,000     01/01/04 - 05/26/04        146     9,348,278
            9,600,000       27,080,000     05/26/04 - 07/07/04         42     4,166,154
               55,000       27,135,000     07/07/04 - 07/09/04          2       198,791
              400,000       27,535,000     07/09/04 - 07/27/04         18     1,815,495
            1,000,000       28,535,000     07/27/04 - 09/02/04         37     3,867,381
            2,115,386       30,650,386     09/02/04 - 09/30/04         38     3,143,629

                                           Total shares                      22,539,728



            Calculation of Weighted Average Shares for Three Months ended September 30, 2004
            --------------------------------------------------------------------------------

            Issues          Shares O/S     Dates                     Days        Average
            --------------- -------------- ------------------------ -------- ---------------
                            27,080,000     07/01/04 - 07/07/04          6        1,766,087
               55,000       27,135,000     07/07/04 - 07/09/04          2          589,981
              400,000       27,535,000     07/09/04 - 07/27/04         18        5,378,283
            1,000,000       28,535,000     07/27/04 - 09/02/04         37       11,476,033
            2,115,386       30,650,386     09/02/04 - 09/30/04         29        9,661,535

                                           Total shares                         28,880,828


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

   (Average Price $0.45)




   Calculation of Dilution for  the   Quarter  ended September 30, 2004
   --------------------------------------------------------------------
                              No. of shares    Incremental shares
                                               Outstanding
   -------------------------- ---------------- -----------------------
   Warrants @ $0.34                   720,000              318,689
   Warrants @ $0.52                   158,654               23,408
   Options  @ $0.17                   900,000              649,180
   Options  @ $0.20                   100,000               67,213

                              Total dilution             1,058,490

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