Form 10QSB/A
period 2005-09-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-11-23
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                Amendment No. 2


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


                           PART II. OTHER INFORMATION

Item 5. Other Information................................................. 25

Item 6. Exhibits.......................................................... 26

         Signatures....................................................... 26

         Certifications

ITEM 1. FINANCIAL STATEMENTS.


                                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                                      Condensed Consolidated Balance Sheet
                                    December 31, 2004 and September 30, 2005

                                                   ASSETS
                                                                    2004                   2005
                                                                 (audited)              (unaudited)
                                                                -----------             -----------

CURRENT ASSETS
Cash and cash equivalents                                       $   549,904             $ 3,220,391
Accounts receivable                                               4,766,215               7,681,852
Note receivable                                                     175,642                 225,000
Costs and estimated earnings on uncompleted contracts in
excess of billings
Inventory                                                         3,507,249               5,277,307
Other current assets                                                380,932                 900,406
                                                                -----------             -----------

  TOTAL CURRENT ASSETS                                          $ 9,379,942             $17,304,956

Property, plant and equipment                                     1,632,134               1,497,774
Investment                                                           25,000                  25,000
Equity in net assets of and advances to affiliates                                        2,935,057
Customer list, net                                                  267,771                 167,357
Agreement with vendor, net                                           56,980                  35,613
Goodwill                                                             38,992                  38,992
Inventory, non-current                                              212,500               2,517,058
Other assets                                                        144,693                   1,000
                                                                -----------             -----------

  TOTAL ASSETS                                                  $11,758,012             $24,522,807
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



Date: November 23, 2005


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