Form 10KSB/A
period 2004-12-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-12-06
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For year ended December 31, 2004 Commission File No. 0-28575

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                   -------------------------------------------
                  (Formerly Renegade Venture (NEV) Corporation)
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


OPERATING SEGMENTS

See Note 4 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business. The Company has divided its operations into the following reportable segments: aircraft maintenance, repair, and overhaul; aircraft trading (i.e. aircraft brokerage and/or the purchase for resale or lease of aircraft and/or aircraft engines); and part sales. All aircraft maintenance, repair and overhaul is performed at HAT. Beginning January 1, 2005, all aircraft trading has been done through Global. Prior to that date all aircraft trading transactions were handled through HAT. Subsequent to its acquisition in January 2004, substantially all part sales were done by the Company's wholly owned subsidiary, World Jet.

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


Customers and Revenue Streams

When it was first launched, HAT concentrated its marketing efforts on so-called "Tier 2" operators of older, narrow-body commercial jets, particularly Boeing 727 aircraft. HAT has expanded those efforts and now pursues both Tier 1 and Tier 2 narrow-body operators of 727, 737, 757, MD80 and DC9 aircraft.

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

WORLD JET CORPORATION, INC. ("WORLD JET")
-----------------------------------------

Operations and Services
-----------------------

World Jet sells and brokers the sale of aircraft parts, airframe components, engines and engine materials including Expendables, Rotables and Consumables. Expendable are miscellaneous hardware items such as nuts, bolts, rivets, screws, etc. used as part of the aircraft part installation and service process. Rotables are serialized aircraft parts and components that are FAA certificated and tracked as FAA certified parts. Consumables are miscellaneous supplies such as sealants, grease, oil, lubricants, tape, etc. that are used and consumed in conjunction with the installation of Expendables and Rotables. World Jet brokers the sale of aircraft parts, airframe components, engines and engine materials and also maintains an inventory of it's own overhauled aircraft parts, airframe components, engines and engine materials for re-sale. When brokering such materials and parts, World Jet introduces other aircraft parts sellers with aircraft parts consumers who are in need of certain aircraft parts and receives a brokerage commission for arranging such sale. World Jet also maintains an inventory of aircraft parts, airframe components, engines and engine materials for resale that World Jet obtains from distressed companies and by purchasing aircraft and salvaging and overhauling parts removed there from. If any parts purchased by World Jet from distressed companies or removed and salvaged from aircraft purchased by World Jet require any repairs or overhaul, World Jet out sources such repair and/or overhaul work to an FAA approved repair and overhaul facility which must comply with FAA regulations regarding the traceability of certificated aircraft parts. World Jet services aircraft operators, aircraft leasing companies and MRO facilities such as HAT. World Jet is recognized by the Airline Suppliers Association, ("ASA"), as an ASA-100 (FAA Advisory Circular 00-56) accredited supplier of aircraft parts. This certification, audited annually, is recognized and accepted by the FAA for suppliers of replacement aircraft parts.


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

Global regularly provides press releases on major jobs and provides interviews for trade journals as a method for maintaining visibility in the industry. HAT also maintains a web site that describes its facilities, personnel and capabilities at www.globalaircraftsolutions.com.
                -------------------------------

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

By maintaining small, tightly knit work crews, retaining experienced crew chiefs and carefully screening work contracts, HAT has found that it can routinely come under budget on scheduled aircraft maintenance contracts fix-priced at rates widely accepted by the industry. Accordingly, while mindful of the need for long-term growth by the Company, Management is presently focused on pursuing a strategy of maximizing operations profitability and customer satisfaction rather than rapid growth.

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

Business Development Strategies

As described in Operations Strategies above, Management is, for the foreseeable future, taking a conservative approach to growing the core aircraft maintenance services business in favor of more aggressively seeking to increase operating profit margins and customer satisfaction. In practical terms, this translates into annual sales revenue growth rates of no more than 20% in the Company's core aircraft maintenance business. Growing our parts sales business at World Jet will be positively affected by the multi-million dollar consignment agreement with Jetran International that was completed during the 4th quarter of 2004. (see 8-K/A filed 12/09/2004). Our goal is a growth rate in the parts sales side of the business in the range of 20% to 25% per year. There does exist significant growth opportunities for Global by expanding some of the business activities related to HAT's and World Jet's core businesses such as aircraft sales and leasing, as well as aviation consulting services.

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

There is no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, will not materially adversely affect our business, financial condition or results of operations. Further, our operations are also subject to a variety of worker and community safety laws. In the United States, the Occupational Safety and Health Act mandates general requirements for safe workplaces for all employees. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with health and safety requirements under the Occupational Safety and Health Act. There is no assurance that the company will retain current regulatory agency certifications or be able to obtain future required regulatory agency certifications.

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


ITEM 3. LEGAL PROCEEDINGS

On June 29, 2004, the Company initiated a lawsuit against Corwin Foster and Jane Doe Foster, husband and wife, and Seajay Holdings, LLC a Michigan Limited Liability Company (the "Defendants") in the United States District Court for the

District of Arizona requesting entry of a judgment for the return of 1,500,000 shares of common stock. Global and HAT have asserted claims that Corwin Foster (who is the sole shareholder and president of Seajay Holdings) and Seajay Holdings acquired 1,500,000 shares of common stock of Global as part of a Stock Exchange Agreement without consideration for the receipt of such common stock. The Company is pursuing the return of these shares. This lawsuit emanates from a stock exchange agreement April, 2002 whereby Old Mission Assessment ("OMAC") agreed to provide HAT financing and capital for its newly established business. OMAC and its officers Corwin Foster and others, entered into two debentures related agreements on April 15, 2002 whereby OMAC agreed to pay to HAT the sum of $1,500,000.00 under each debenture agreement on or before July 15, 2002. In consideration of this agreement HAT agreed to provide to various investing parties, including Corwin Foster's entity Seajay Holdings, shares of stock of HAT. On or about April 30, 2002, Global acquired HAT in a stock exchange thereby entitling the investing parties, including Corwin Foster's entity Seajay Holdings, to Global stock in consideration for the $3,000,000.00 investment. Seajay Holdings acquired 1,500,000 shares of common stock of Global pursuant to this transaction. Although Global stock was issued to the investors, including Corwin Foster's entity Seajay Holdings, HAT/Global only received $400,535.00 of the agreed upon $3,000,000.00 to be paid pursuant to the debenture agreements. Since payment in full was never received by Global for the shares of common stock issued as consideration for the debenture agreements, Global was able to secure the return of all common stock issued in connection with the debenture agreements except the 1,500,000 shares of common stock issued to Corwin Foster's entity Seajay Holdings. Global returned the 4400,535 of the original $3,000,000 pursuant to the debenture agreements. This sum was released from escrow under court order and paid to United Pay Phone Workers.

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


Impact of Being an OTC Bulletin Board Stock
-------------------------------------------

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


Our Common Stock is Thinly Traded and Our Stock Price May be More Volatile than the Market in General
--------------------------------------------------------------------------------

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
                                     (a)                                  (b)                        (c)

Equity compensation plans                  0                             .00                               0
approved by security holders


Equity compensation plans          1,380,000                             .00                       2,145,000
not approved by security
holders (2)

Total                              1,380,000                             .00                       2,145,000

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                PLAN OF OPERATION

Global Aircraft Solutions, Inc., ("Global") formerly Renegade Venture (Nev.) Corporation is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol GACF. On May 2, 2002, Global acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MRO") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. During 2004, Global acquired 100 percent of the common stock of World Jet Corporation, a privately owned Nevada Corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MRO facilities.

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

Management believes that overall 2004 was a good year. We saw revenues approximately double from the 2003 figure of $15,378,352 to $30,851,118 in 2004. Our World Jet subsidiary, a January 1, 2004 acquisition, contributed $4,514,550, after intercompany sales were eliminated, in revenues in 2004; our revenue growth minus their contribution was solid at 71%. The Company had $2.3 million in net income, before taxes in 2004 compared with a loss of $1.3 million in 2003, and EBITDA increased from $(496,861) for 2003 to $3,108,651 in 2004.

Efforts to take advantage of opportunities, as they arise, to grow our aircraft trading business met with a degree of success. Aircraft trading denotes the purchase and resale or lease, for profit, of aircraft, aircraft engines, and /or other aircraft major components. Aircraft trading specifically encompasses the transactions representing approximately one-quarter of the Company's 2004 annual income and it is the goal of the Company to maintain this level of aircraft trading as a percentage of revenue. Our 2004 revenue included $7.9 million attributable to aircraft sales compared with $2.9 million in 2003. Gross profit for the fourth quarter of 2003 was $917,945 while gross profit for the fourth quarter of 2004 was $1,554,744, also a substantial increase.

While the Company aggressively seizes revenue-producing opportunities such as aircraft trading, management gauges results by looking at what has been the core revenue producing activity to date, the sale of labor hours. In 2004, revenue produced from labor was $14,332,802 as compared with $9,902,174 in 2003. This represents an increase of 45%. The comparative costs for all direct labor, including work performed by outside contractors, was $8,428,838 in 2004 compared with $5,363,319 in 2003, representing a 57% increase in cost. The relationship between direct labor costs to direct labor revenues rose approximately 5% to about 59% in 2004 as compared with 54% in 2003. Direct labor percentages will always vary to some degree due to the nature of flat rate bidding as opposed to billing for all time and materials. (Also see a paragraph below related to efficiency reduction). Other costs of goods sold related to labor sales were reduced 1.6% from 2003 to 2004.

During the third quarter of 2004, Management secured two unique maintenance opportunities that may substantially increase the Company's aircraft trading volume of activity and introduce HATinto international government work opportunities. The Company elected to take on additional aircraft maintenance work from Savannah Aircraft Leasing and the Mexican Government. We viewed these "unique" maintenance opportunities because the Savanna Aircraft Leasing business has the potential to offer future aircraft trading opportunities in partnership with Savannah and some of its associates, while the Mexican Government work offered the opportunity for the Company to establish itself in the lucrative government aircraft maintenance business.

During the first three quarters of 2004, as a result of being selective in the work booked, considerable increase in efficiencies was experienced due to a smaller, highly skilled, stable work force. A substantial sudden increase in volume, such as HAT was undergoing at the end of the third quarter and throughout the fourth quarter, can be expected to have a temporary impact on efficiencies. The 5% increase mentioned in the above paragraph can in a large part be attributed to decline in efficiencies. Management is confident that timely adjustment to the increased volume will be made and profitability will benefit over time. Labor hours worked on jobs increased substantially quarter by quarter during 2004. First quarter hours were 39,861; second quarter hours were 46,530; third quarter hours were 55,615 and fourth quarter hours were 100,063.

During 2004, we were able to secure equity funding which allowed us to satisfy all of our secured debts and to enhance our Global family by the acquisition of World Jet. The events of 2004 have placed us in an excellent position to continue in a growth and profitability mode during 2005. Global's securing of a multi-million dollar consignment inventory should enhance World Jet revenue streams for 2005. In the MRO business the greatest efficiencies of operation are usually experienced when customer lines of nose-to-tail maintenance are developed. HAT's fourth quarter decision to accept orders in excess of their labor capacity at the time has proved instrumental in establishing relationships with new customers, who will most probably provide such nose-to-tail maintenance opportunities. We anticipate continued growth and profitability.

Included in the operating expenses for the Company in the years ended December 31,2003 and December 31, 2004 are $568,000 and $476,613, respectively, associated with the award of stock and stock options. There was $1,144,502 in gains reported during 2004 that were the result of several contract renegotiation items. Our HAT subsidiary experienced a gain of $88,000 on the waiving of rental fees to Hamilton Aviation during contract negotiations. HAT also experienced a gain of $607,194 as the result of the acceptance of a payment of $750,000 cash to satisfy all obligations under then existing agreement generated upon the purchase of the Hamilton Aviation assets. For details of the Hamilton Aviation transaction see Note 11, Related Party Transactions, in the footnotes of the Audited Financial Statements included as part of this report. World Jet reported gains of $449,308 related to renegotiations of amounts due under various agreements, the predominate items being: $209,708 in commissions was waived, $173,000 of debt was forgiven and $33,700 was the result of the renegotiation of management services fees.

Company SG&A expenses were $4,826,519 for 2004 and as a percentage of revenues were 16%. In 2003 SG&A expenses were $3,727,036, which was 24% as a percentage of revenues. During 2004, SG&A expenses included approximately $680,000 due to commissions related to aircraft sales transactions compared with $230,000 in 2003. The Company experienced an expense of approximately $94,000 related to management and employee annual bonuses in 2004. Approximate legal expenses for the year ended December 31, 2003 were $340,000 and were $100,000 for the year ended December 31, 2004.

Interest expense for 2004 was $329,023 and for 2003 was $690,663, $370,030 of
which was billed to a customer under an agreement that the customer would reimburse the Company for interest expense on invoice factorings.

The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2004:

---------------- ---------------------- ------------ -------------- ------------- ------------- --------------
       Period                             Global          HAT        World Jet    * Eliminate   Consolidated
                Stand Alone Stand Alone Stand Alone Intercompany
---------------- ---------------------- ------------ -------------- ------------- ------------- --------------

2004             Revenues               $ 1,047,680  $ 25,288,888   $ 7,058,464   $(2,543,914)  $ 30,851,118
---------------- ---------------------- ------------ -------------- ------------- ------------- --------------

Year End         Cost of Sales             (456,643)  (20,871,009)   (5,411,688)    2,543,914    (24,195,426)
---------------- ---------------------- ------------ -------------- ------------- ------------- --------------

Results          Expenses                (1,524,055)   (2,873,658)     (937,209)                   (5,334,922)
---------------- ---------------------- ------------ -------------- ------------- ------------- --------------

                 Operating Profit          (933,018) $  1,544,221   $   709,567                  $  1,320,770
                 (Loss)
---------------- ---------------------- ------------ -------------- ------------- ------------- --------------

 * The eliminate column reflects the $ amounts of Inter-Company Sales by World
Jet to HAT in 2004. On a consolidated basis Revenues and Cost of Sales are reduced to reflect the Revenues and Cost of Sales for external sales only, with a zero $ impact on stand alone or consolidated profit (loss) figures.


The following table graphically depicts the operating performance for Global and HAT subsidiaries on a stand-alone and consolidated basis for the year ended
December 31, 2003:

         --------------- ---------------------- ------------- -------------- --------------
                                                   Global          HAT       Consolidated
         Period                                 Stand Alone    Stand Alone
         --------------- ---------------------- ------------- -------------- --------------

                  2003    Revenue                  $  312,185   $15,066,167    $15,378,352
         --------------- ---------------------- ------------- -------------- --------------

              Year End   Cost of Sales               (239,329) ($12,199,918)  ($12,439,247)
         --------------- ---------------------- ------------- -------------- --------------

               Results   Expenses                  (1,408,160)  $ 2,500,972)  ($ 3,909,132)
         --------------- ---------------------- ------------- -------------- --------------

                         Operating Profit         ($1,335,304)  $   365,277   ($   970,027)
                         (Loss)
         --------------- ---------------------- ------------- -------------- --------------

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity
---------

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

In February of 2005, HAT received funding on a closed and finalized Loan and Security agreement with M&I Marshall & Ilsley Bank in the amount of $750,000 secured by a first priority lien on HAT's accounts receivable and all other assets. The term of the Loan is 3 years with an interest rate of 6.75% per annum. The Loan is payable in monthly installments of $23,072.19 with a maturity date of January 31, 2008. (See Form 8-K filed February 8, 2005.)

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

The application of funds derived from the two funding events above aided the Company in achieving:

     1.   The purchase of World Jet Corporation.
     2. A renegotiated lump-sum payment of $750,000 to satisfy the debt associated with the purchase of the assets of Hamilton Aviation. (see
          Note 10, Related Party Transactions, in the footnotes of the Audited Financial Statements included as part of this report for details of the Hamilton Aviation transaction).

Changes in the Company's Balance Sheet for the year ended December 31, 2004 reflected the above events. Total assets increased from $3,245,781 at December 31, 2003 to $11,758,012 at December 31, 2004. Significant increases for the period were:

     Cash on hand increased $541,224.

     Accounts receivable showed an increase of $3,153,270, generally reflecting the increase in sales during the year.

     Inventory increased $2,864,850, (the World Jet transaction added $1,517,461 in inventory and the Hamilton Aviation transaction added $323,946 )

     Property, plant and equipment increased $1,092,646. (the World Jet transaction added $37,642 and the purchase of the assets of Hamilton Aviation added $1,176,054)

During the year ended December 31, 2004 total liabilities increased from $4,397,472 at December 31, 2003 to $5,651,670 at December 31, 2004, primarily due to:

     A reduction in Notes Payable of $798,862 was the result of payoffs of obligations.

     Accounts Payable increased $1,283,922, generally reflecting the increase in purchases from vendors necessitated by the increased sales growth.

     Amount due to factor increased $210,020.

     Shares subject to mandatory redemption decreased $400,535, as the result of application of funds received in the Barron transaction detailed above.

     Customer deposits increased $252,734

     Billings in excess of costs and estimated earnings on contracts in progress increased $642,552.


Cash
----

As of December 31, 2004 we had $549,904 in cash on hand and approximately $4,766,215 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements should they be needed.


                              Short-Term Financing

As of December 31, 2004, the Company's World Jet subsidiary had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the company's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum. At December 31, 2004, open invoices had accumulated interest at a rate of 32% per annum. The total amount of invoices placed is $755,514.05 on which the factor advanced $604,411.24. At December 31, 2004, the customers had made payments totaling $119,577.00; leaving a balance due to the factor of $635,937.05 payable by customers. No interest is being charged to customers. Interest due to the factor as of December 31, 2004 was $16,999.07. Interest is charged on the face amount of invoices placed less the payments made.


                               Long-Term Financing

No long term financing was in place during 2004. In February of 2005, HAT received funding on a closed and finalized Loan and Security agreement with M&I Marshall & Ilsley Bank in the amount of $750,000 secured by a first priority lien on HAT's accounts receivable and all other assets. The term of the Loan is 3 years with an interest rate of 6.75% per annum. The Loan is payable in monthly installments of $23,072.19 with a maturity date of January 31, 2008. See Form 8-K filed February 8, 2005.


Possible Cancellations, Reductions or Delays
--------------------------------------------

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


PART III



Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of Global, all of those whose one year terms will expire May 2005, or at such a time as their successors shall be elected and qualified are as follows:

Name & Address              Age           Position                        Date First Elected       Term Expires
---------------------------------------------------------------------------------------------------------------

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

Andrew Maxam, Sales. Mr. Maxam started in the aviation business in 1987 as director of sales with American Aerospace, Inc where sales increased from $1,000,000 - $6,000,000 per year within the 4 year period of his employment there. From 1991 - 1996 Mr. Maxam served as President of International Aerotech Inc., an aerospace parts sales company employing 25 in Irvine, CA. Currently, Mr. Maxam is responsible for sales for World Jet Corp, a company that has become one of the worlds largest parts sales companies.

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

                                                      SUMMARY COMPENSATION TABLE

                                                       Long-Term Compensation

                                    Annual Compensation                         Awards         Payouts
                                ----------------------------        -----------------------   ----------

(a)                     (b)     (c)         (d)          (e)          (f)         (g)          (h)          (i)

Name and                Year   Salary      Bonus        Other        Restricted  Securities,  LTIP         Other
principal position                                                   Stock       Underlying   Payouts      Compensation
                                                                     Awards      options &
                                                                                 SAR's

                                                                     (Shares)

   Ian Herman           2004   $120,012    $13,000      $8,000 (1)   2003award   133,334      None         None
Chairman, CEO                                                        vested

                    2   2003   $109,717    None         None         2,500,000   None         None         None

                        2002   $ 75,240    None         None         None        $40,000      None         None


John B. Sawyer          2004   $146,546    $26,000      $46,000(1)   2003award   766,666      None         None
President, COO                                                       vested

                    2   2003   $142,159    None         None         2,500,000   None         None         None

                        2002   $ 88,310    None         None           400,000   None         None         None


Gordon Hamilton,        2004   $ 46,598    None         None         None        None         None         None
Director

                    3   2003   $ 33,518    None         None         None        None         None         None



Ronald J. Clark         2004
Former President,
CEO
                        2003   $ 28,766    None         None         None        None         None         None

                    4   2002   $ 75,240    $15,000      None         None        None         None         None


Randy J. Sasaki         2004   None        None         None         None        None         None         None
Former Director

                        2003   $0          None         None         None        None         None         None

                    5   2002   $0          $22,500      None         None        None         None         None


John Brasher            2004   None        None         None         None        None         None         None
Former Director

                        2003   $0          None         None         None        None         None         None

                    5   2002   $0          None         $18,340      None        None         None         None


(1) Represents the amount of compensation from options awarded in May 2004 based up a $.06 discount between the exercise price and the market price at the measurement date.

(2) The Restricted stock awards given to Herman and Sawyer in 2003 are pursuant to Employment Agreements filed under form DEF 14C on September 26, 2003.

(3) Hamilton became a director September 1, 2003.

(4) The bonus amounts payable in 2002 to Clark consist of awards of common stock pursuant to the 1997 Employee Stock Compensation Plan. The restricted stock awards consist of common stock awarded pursuant to the 1997 Employee Stock
Compensation Plan.

(5) Sasaki and Brasher were directors, and Sasaki was an executive officer of the Company for the years respectively ended December 31, 2001 and 2002. Their service terminated on May 3, 2002. Other compensation payable to Brasher for those years consisted of legal fees.

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


                                                OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                        Individual Grants

(a)                       (b)                      (c)                       (d)                    (e)

Name                      Number of Securities   % of Total              Exercise or Base       Expiration Date
                          Underlying             Options/SAR's Granted   Price ($/Sh)
                          Options/SAR's Granted  to Employees in
                                                 Fiscal Year
--------                  ----------------------------------------------------------------------------------------

Ian Herman                133,334                10%                     $0.17                  05/13/2008 (30 day
                                                                                                grace period)

John B. Sawyer            766,666                58%                     $0.17                  05/13/2008 (30 day
                                                                                                grace period)



                       AGGREGATED OPTION'SAR EXERCISES IN LAST FISCAL YEAR and FISCALYEAR-END OPTION/SAR VALUES

(a)                     (b)                      (c)                  (d)                         (e)

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


NAME AND ADDRESS OF                   AMOUNT OF COMMON STOCK      PERCENT OF COMMON STOCK
BENEFICIAL OWNER                         OWNED BENEFICIALLY             OUTSTANDING
----------------                         ------------------             -----------

Ian M. Herman                              2,690,000                    1     8.8 %

John B. Sawyer                             2,740,000                    2     8.9 %

All Directors and Executive Officers       5,430,000                        17.7 %

Barron Partners, LP                        9,600,000                    3   31.3 %

Perugia Design                             2,000,000                    4     6.5 %


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

2.1     Stock Exchange Agreement and Plan of Reorganization dated
        April 12, 2002, among the Company, JSC and the shareholders of
        JSC, incorporated by reference to Exhibit 2.1 to Form 8-K
        dated May 1, 2003 ................................................. 1

2.1     Stock Exchange Agreement and Plan of Reorganization dated
        April 30, 2002, among the Company, HAT and the shareholders of
        HAT, incorporated by reference to Exhibit 2.1 to Form 8-K
        dated May 3, 2003. ................................................ 1

3.1 Articles of Incorporation of Renegade Venture Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file No. 33-30476 dated August 11,
        1989 .............................................................. 1

3.2     Bylaws of Renegade Venture Corporation, incorporated by
        reference to Exhibit 3.2 to registration statement on form
        S-18, file No.33-30476 dated August 11, 1989....................... 1

3.5     Amendment to Articles of Incorporation of RenegadeVenture
        Corporation, incorporated by reference from Exhibit 3.5 to
        Form 8-K dated August 16, 1996 .................................... 1

3.6     Articles and Certificate of Merger dated September 18, 1997, between Renegade Venture Corporation and Renegade Venture
        (Nev.) Corporation, a Nevada corporation, with Merger
        Agreement attached thereto as Exhibit A, incorporated by
        reference to Exhibit 2.1 to Form 8-K dated October 2, 1997......... 1

3.7     Certificate of Incorporation of Renegade Venture (Nev.)
        Corporation, incorporated by reference to Exhibit 3.1 to Form
        8-K old-fashioned October 2, 1997.................................. 1

3.8     Bylaws of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.2 to Form 8-K dated October 2, 1997......... 1

3.9     Articles of Incorporation of Johnstone SoftMachine
        Corporation, incorporated by reference to Exhibit 3.1 to Form
        8-K dated May 1, 2003 ............................................. 1

3.10    Bylaws of Johnstone SoftMachine Corporation, incorporated by reference to Exhibit 3.2 to Form 8-K dated May 1, 2003............. 1

3.11    Articles of Incorporation of Hamilton Aerospace Technologies,
        Inc., incorporated by reference to Exhibit 3.1 to Form 8-K dated May 3, 2003.................................................. 1

3.12    Bylaws of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K dated May 3, 2003.......... 1

3.13    Amendment to Articles of Incorporation/ByLaws incorporated by reference to Form 8-K dated 12/16/04............................... 1

4.1     Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement of Form S-18, file
        No. 33-30476 dated August 11, 1989 ................................ 1

10.1    Common Stock Option granted to Randy J. Sasaki..................... 1

10.2    Common Stock Option granted to John D. Brasher Jr.................. 1

10.3    Data License Agreement dated April 12, 2002, between
        LogiCapital Corporation and Johnstone SoftMachine Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K dated
        May 1, 2003........................................................ 1

10.4    Sale of Assets Agreement dated April 15, 2002, between
        Hamilton Aerospace and Hamilton Aviation, Inc., incorporated by reference to Exhibit 10.1 to Form 8-K dated May 3, 2002......... 1

10.5    Acquisition of World Jet Corporation incorporated by reference to Form 8-K filed August 13, 2004.................................. 1

10.6    Subscription agreement private offering incorporated by
        reference to Form 8-K filed September 8, 2004...................... 1

10.7    Consignment agreement incorporated by reference to Form 8-K filed December 8, 2004............................................. 1

11.1    Statement regarding computation of per share earnings
        incorporated to notes to the audited financial statements
        herein............................................................. 2

14.1    Code of Ethics..................................................... 2

21.1    Subsidiaries of the Registrant..................................... 2

22.1    Published report regarding matters submitted to vote............... 2

31.1    Rule 13a -14/15d -14 (a)  Certifications........................... 2

32.1    Section 1350 Certifications........................................ 2

99.1    1997 Compensatory Stock Option Plan, incorporated by reference to Exhibit 10.1 to Form 8-K dated October 2, 1997.................. 1

99.2    1997 Employee Stock Compensation Plan, incorporated by
        reference to Exhibit 10.2 to Form 8-K dated October 2, 1997........ 1

99.3   2002 Compensatory Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K dated May 1, 2002...................... 1

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

                                          Year Ended December 31,
                                          -----------------------
                                             2004          2003
                                          ----------    ----------

               Audit Fees                 $  9,390      $   7,600

               Audit-related Feed (a)       11,500          2,850

               Tax Fees (b)

               All Other Fees (c)             7,140         3,380

                  Total Fees (d)          $28,030       $ 13,830

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


Date: November 30, 2005


                                GLOBAL AIRCRAFT SOLUTIONS, INC.
                                Formerly Renegade Venture (NEV) Corporation


                                By:  /s/  Ian Herman
                                    --------------------------------------------
                                    Ian Herman, Chief Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                                         Date
----                                                         ----

/s/  Ian M.Herman                                         11/30/2005
------------------------------------------------
     Ian M. Herman
     Director, Chairman, Chief Executive Officer
     And Chief Financial Officer
     (Principal Executive Officer)


/s/  John B.Sawyer                                        11/30/2005
-------------------------------------------------
     John B. Sawyer
     President, Director (Chief Operating Officer)


/s/  Patricia Graham                                      11/30/2005
-------------------------------------------------
      Patricia Graham
      (Principal Financial and Accounting Officer)

                           Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545                                 2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014


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


Larry O'Donnell, CPA, P.C.
March 25, 2005

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Formerly Renegade Venture (Nev.) Corporation
                           Consolidated Balance Sheet
                           December 31, 2003 and 2004
                                    (Audited)


                                     ASSETS

                                                      2003              2004
                                                   -----------       -----------
CURRENT ASSETS
Cash and cash equivalents                          $     8,680       $   549,904

Accounts receivable                                  1,612,945         4,766,215
Note receivable                                                          175,642
Note receivable: related party                           6,400                 0
Inventory                                              570,794         3,507,249
Other current assets                                   392,407           380,932
                                                   -----------       -----------

  TOTAL CURRENT ASSETS                             $ 2,591,226       $ 9,379,942

Property, plant and equipment                          532,388         1,632,134
Investments                                                               25,000
Customer list, net                                                       267,771
Agreement with vendor, net                                                56,980
Goodwill                                                                  38,992
Inventory, non current                                                   212,500
Other assets                                           122,167           144,693
                                                   -----------       -----------

  TOTAL ASSETS                                     $ 3,245,781       $11,758,012
                                                   ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Formerly Renegade Venture (Nev.) Corporation
                           Consolidated Balance Sheet
                           December 31, 2003 and 2004
                                    (Audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2003            2004
                                                   ------------    ------------
CURRENT LIABILITIES
Notes payable                                      $    798,862    $          0
Note payable-related party                                 --              --
Accounts payable - trade                              1,691,853       2,644,593
Accounts payable - related party                         71,827               0
 Due to factor                                          394,391         604,411
Customer deposits                                        27,800         280,537
Billings in excess of costs and estimated
  earnings on contracts in progress                     323,686         966,238
Accrued liabilities                                     688,518         844,709
Income taxes payable                                                    311,182
Shares subject to mandatory redemption                  400,535               0
                                                   ------------    ------------

  TOTAL CURRENT LIABILITIES                        $  4,397,472    $  5,651,670
                                                   ------------    ------------

  TOTAL LIABILITIES                                $  4,397,472    $  5,651,670
                                                   ============    ============

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 and
100,000,000 shares authorized in
2003 and 2004, 17,480,000 and 30,650,386
issued and outstanding in 2003 and 2004            $     17,860    $     31,030
Additional paid-in capital                            2,412,373       7,033,950
Deferred compensation                                  (332,000)              0
Contributed capital                                     620,289         620,289
Accumulated deficit                                  (3,870,213)     (1,578,927)
                                                   ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY                       $ (1,151,691)   $  6,106,342
                                                   ============    ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  3,245,781    $ 11,758,012
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.

                  Formerly Renegade Venture (Nev.) Corporation
                      Consolidated Statement of Operations
                     Years ended December 31, 2003 and 2004
                                    (Audited)

                                                       2003              2004
                                                   ------------    -------------

Net sales                                          $ 15,378,352    $ 30,851,118
Cost of sales                                       (12,439,247)    (24,195,426)
Inventory write down                                    (50,000)       (212,500)
                                                   ----------------------------

Gross profit                                          2,889,105       6,443,192
Selling, general and administrative expenses         (3,727,036)     (4,826,519)
Penalties                                              (132,096)       (295,903)
                                                   ----------------------------

Gain (loss) from operations                            (970,027)      1,320,770

Other income (expense):
  Interest income                                       370,030          87,521
  Interest expense                                     (690,663)       (329,023)
  Gain on renegotiation of contract                   1,144,502
  Miscellaneous expense                                 (19,551)         (9,084)
  Discounts taken                                        45,438
  Miscellaneous income                                   10,780          31,162
                                                   ----------------------------

Net gain (loss)                                    $ (1,299,428)   $  2,291,286
                                                   ============================

Net gain (loss) per share (Basic)                  $      (0.10)   $       0.09
                                                   ============================
Net gain (loss) per share (Fully Diluted)          $      (0.10)   $       0.09
                                                   ============================


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


                                         Additional Contributed    Deferred     Treasury    Accumulated    Stockholder
                                         Paid-in      Capital    Compensation    Stock    Earnings/Deficit   Equity
                                          Capital
                     Shares     Amount    Amount      Amount        Amount                    Amount         Amount
------------------ ----------- --------- ---------- ------------ -------------- --------- ---------------- -----------

   Balance at      18,980,000   19,360   1,904,075    520,289      (66,000)     (114,000)   (2,570,785)     307,061
December 31, 2002
------------------

  1st Qtr, 2003
------------------
Shares issued as       50,000       50      14,950
compensation for
   consultancy
 services valued
   at $15,000

 Shares returned      (50,000)     (50)        50

  Compensation                                                      18,000
    expensed

  2nd Qtr, 2003
------------------
 Shares returned   (8,100,000)  (8,100)   (392,435)
by OMAC pursuant
 to court order
due non- payment
   of adequate
 consideration.

 Shares returned                  (250)    (16,427)
as the result of     (250,000)
 agreement under
   a mediated
 settlement with
 former officer.

  Compensation                                                      18,000
    expensed

  3rd Qtr, 2003
------------------
  Shares issued     5,000,000    5,000     395,000                (320,000)
 under executive
   employment
 agreement with
Herman and Sawyer

Shares issued as      460,000      460      91,540
compensation for
   consultancy
 services valued
   at $92,000

Shares issued as      150,000      150      44,850
compensation for
   consultancy
 services valued
   at $45,000

 Shares returned   (1,500,000)  (1,500)      1,500
 by Joana due to
lack of adequate
  consideration
 being given for
  the original
    issue

 Shares returned      (60,000)     (60)    (17,940)
   as unearned
    under an
    employee
    agreement
   originally
    valued at
     $18,000

  Compensation                                                      18,000
    expensed


Reclassification                          (114,000)                              114,000
 of stock , had
 been designated
 treasury stock
    in error

  4th Qtr, 2003
------------------
 Net Income/Loss                                                                            (1,299,428)

Shares issued as    1,600,000     1600     286,400
compensation for
   consultancy
 services valued
   at $288,000

Shares issued as    1,200,000     1200     214,800
compensation for
   consultancy
 services valued
at $216,000 share

     Capital                                          100,000
 contributed by
 LogiCapital in
  the form of a
 note assignment

     Balance       17,480,000   17,860   2,412,373    620,289     (332,000)                 (3,870,213)    (1,151,691)
  December 31,
      2003
------------------
  1st Qtr, 2004
------------------
  Compensation                                                      12,000
    expensed

 2nd Qtr, 2004
------------------
Shares issued to    9,600,000    9,600   3,009,600
 Barron partners
   for a cash
consideration of
 $.34 per share

 Shares pledged     1,000,000    1,000     499,000
  as payment on
 the purchase of
World Jet valued
 at $.50 (issued
    7/27/04)

 900,000 options                           54,000
granted at $ .06
  below market

  3rd Qtr, 2004
------------------
Shares issued to    2,115,386    2,115     946,832
 JG Capital, et
  al for a cash
consideration or
 $.52 per share

  Shares issued        55,000       55      17,545
upon exercise of
 options at $.32
  per share and
 cash payment of
    $17,600.

Shares issued as      400,000      400      91,600
compensation for
  professional
 services to be
 rendered over a
    two-year
 period. Valued
   at $92,000

 100,000 options                             3,000
 granted at .03
  below market

  Shares vested                                                    320,000


(Herman & Sawyer
   employment
 agreement, 3rd
Quarter of 2003)

  4th Qtr, 2004
------------------
 Net Income/Loss                                                                             2,291,286

Balance December   30,650,386   31,030   7,033,950    620,289           0                   (1,578,927)    6,106,342
    31, 2004
------------------


The accompanying notes are an integral part of these consolidated financial statements.



                               GLOBAL AIRCRAFT SOLUTIONS, INC.
                        Formerly Renegade Venture (Nev.) Corporation
                             Consolidated Statement of Cash Flows
                           Years ended December 31, 2003 and 2004
                                         (Audited)

                                                                2003         2004
                                                            -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                       $(1,299,428)   $ 2,291,286

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Depreciation                                                111,904        325,966
    Amortization                                                               162,376
    Write down of inventory                                                    212,500
    Allowance for Doubtful Accounts                              60,562         14,944
    Gain from Renegotiation of Contract                                     (1,144,502)
    Expenses paid with stock                                    571,000        476,613
                                                            -----------    -----------
Net adjustments to reconcile net Profit(Loss) to net cash       743,466         47,897

Changes in Assets and Liabilities:
    Accounts receivable                                        (920,033)    (3,584,402)
    Prepaid expenses                                            (15,216)       (75,157)
    Inventory                                                  (158,205)    (1,631,494)
    Investments                                                                (25,000)
    Restricted funds                                            (75,410)          (409)
    Other current assets                                            421         83,906
    Other non-current assets                                     22,292       (212,500)
    Accounts payable-trade                                    1,067,726      2,269,999
    Accounts payable-related party                              (55,202)        16,173
    Due to factor                                               272,979       (394,391)
    Customer deposits                                            27,800        252,737
    Billings in excess of cost and estimated
       earnings on contracts in progress                        250,335        642,552
    Income Taxes Payable                                                       208,989
    Accrued liabilities                                        (227,539)      (414,735)
                                                            -----------    -----------
Net cash used by operating activities                          (366,014)      (524,549)

Cash flows from investing activities:
    Purchase of property, plant and equipment                   (83,941)    (1,388,070)
    Purchase of World Jet, net of cash acquired                               (959,644)
                                                            -----------    -----------
Net cash used by investing activities                           (83,941)    (2,347,714)

Cash flows from financing activities:
    Proceeds from issuance of common stock                                   4,381,600
    Payments related to common stock issued                                   (395,853)
    Proceeds from short-term loans                              598,061      1,723,686
    Repayments and costs of short-term loans                                (1,851,400)
    Redemption of shares                                        (16,667)      (400,535)
    Other financing activities, net                            (124,650)       (44,011)
                                                            -----------    -----------
Net cash provided by financing activities                       456,744      3,505,487

Net increase (decrease) in cash and cash equivalents              6,789        541,224
Cash and cash equivalents at beginning of period                  1,891          8,680
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $     8,680    $   549,904
                                                            ===========    ===========


     1.   Interest paid in 2003 was $690,663 and paid in 2004 was $329,023.
     2.   No income taxes were paid in 2003 or 2004 due to NOL carryforward.

Schedule of non-cash investing and financing activities:

    Common stock issued for World Jet Corporation           $500,000

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

The consolidated financial statements include the accounts of Global Aircraft Solutions, Inc., formerly Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT") and Johnstone Softmachine Corporation ("Johnstone"), collectively, the "Company". All were acquired by Global on May 2, 2002. The accounting records of HAT/Johnston reflect activities since inception of April 5, 2002. For accounting purposes, the transaction has been treated as an acquisition of Global, formerly Renegade Venture (NEV.) Corporation by HAT and as a recapitalization of Global, formerly Renegade Venture (NEV.) Corporation. Since HAT began operating on April 15, 2002 no results of operations for the period January 1, 2002 to April 14, 2002 have been presented. As such, the financial statements reflect the accounting activity of HAT since its inception date of April 5, 2002.

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

On July 15, 2004, the Company finalized an agreement to buy 100% of the common stock of World Jet Corporation, a privately held aircraft parts and brokerage company for $2.05 million payable as follows: $1,250,000 in cash at closing, $300,000 in the form of a note maturing January 27, 2005, and 1,000,000 shares of restricted common stock valued at $0.50 per share for the purposes of this transaction ($500,000). The effective date of this agreement is January 1, 2004. The shares were issued in July 2004. As a result of the acquisition, the Company expects to increase its sales to existing customers as well as those serviced by World Jet by combining the products and services of the two companies. It also expects to lower its parts costs through World Jet's purchasing abilities.

The following unaudited pro forma summary presents the results of operations for the year ended December 31, 2003 of the Company as if the business combination had occurred on January 1, 2003:


         Revenues                    $19,772.632
         Net income (loss)          ($ 1,425,294)

         Earnings (loss) per share

                  Basic             ($       .11)
                  Fully diluted     ($       .11)


The above amounts are based upon certain assumptions and estimates, which the Company believes are reasonable. The pro forma results do not necessarily represent results which would have occurred if the business combination had taken place at the date and on the basis assumed above.

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory items held for over one year are classified as "inventory, non current". The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market value s are less that the carrying value, a write down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

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

The following table shows a breakdown of sales by category that comprise total Net Sales for the periods presented:

      Sales Breakdown                     2003                     2004

      Aircraft Maintenance:

      Labor                           $  9,092,174             $14,332,802
      Parts                              3,059,219               2,886,994
      Aircraft Sales/Engines             2,950,000               7,940,943
      Parts Sales                            8,791               4,688,501
      Other Services                       268,168                 818,545
      Commissions                                                  183,333
                                      ------------             -----------

                  Total Sales         $ 15,378,352           $  30,851,118

      Cost of Sales Breakdown

      Aircraft Maintenance:

       Labor                          $  7,356,790             $10,861,470
       Parts                             2,187,163               2,875,375
       Aircraft Sales/Engines            2,800,000               7,005,363
       Parts Sales                           7,326               2,985,070
       Other Services                       87,968                 468,148
      Commissions                                0                      0

              Total Cost of Sales     $ 12,439,247             $24,195,426


Income (Loss) per share

Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. During the year ended December 31, 2003 there were no dilutive securities. Reconciliation of EPS for 2004 and 2003 are as follows:


                                                                             For the Year Ended 2004
                                                             -----------------------------------------------------
                                                               Income                Shares              Per-Share
                                                             (Numerator)         (Denominator)            Amount
                                                             -----------         -------------            ------

Net Income                                                    $2,291,286

Basic EPS

Income available to common stockholders                       $2,291,286            24,517,259               $0.09

Warrants                                                                               149,472

Options                                                                                421,297

Diluted EPS

Income available to common stockholders + assumed             $2,291,286             25,088,029               $0.09
conversions



                                                                         For the Year Ended 2003
                                                            -------------------------------------------------------
                                                               Income                Shares              Per-Share
                                                             (Numerator)         (Denominator)            Amount
                                                             -----------         -------------            ------

Net Income                                                  ($1,299,248)

Basic EPS

Income available to common stockholders                     ($1,299,248)            12,722,685             ($0.10)

Warrants                                                                                  None

Options                                                                                   None

Diluted EPS

Income available to common stockholders + assumed           ($1,299,248)            12,722,685             ($0.10)
conversions


Calculation of Weighted Average Shares for 2004:

Issues          Shares        Date          Days      Weighted
                                                      shares

                17,480,000    1/01 -        152         7,259,454
                              6/01

9,600,000       27,080,000    1/06 -                    2,219,672
                              7/01          30

1,400,000       28,480,000    7/01 -                      466,885
                              7/07          6

                28,535,000    7/07 -                    4,521,940
55,000                        9/03          58

2,115,386       30,650,386    9/03 -        120        10,049,307
                              1/01
                                          ------       ----------

                              TOTALS         366       24,517,258



Calculation of Dilution for 2004


Warrants/Options under $.52,     No. of       Incremental      Date of     Days to       Weighted
             the                 shares         shares          issue                     Average
   average price for 2004                     Outstanding                 12/31/2004      Dilution
   ----------------------      -----------    -----------    ----------   ---------      ---------

   Warrants @ $.34             720,000          249,120      5/26/2004        219          149,472

   Options @ $ .17             900,000          605,700      5/13/2004        232          384,993

   Options @ $ .20             100,000          34,600       5/13/2004        232           21,992

   Options @$ .30               50,000          21,150       4/28/2004        247           14,312

          TOTAL DILUTION                                                                   570,770



Calculation of Weighted Average Shares for 2003:

Issues           Shares          Date            Days       Weighted shares
------           ------          ----            ----       ---------------

                 10,880,000      1/01 - 6/15     165             4,918,356

   (250,000)     10,630,000 *    6/15 - 8/25      71             2,067,753

   3,440,000     14,070,000 **   8/25 - 8/26      1                 38,548

     250,000     14,320,000      8/26 - 9/11      16               627,726

     100,000     14,420,000      9/11 - 9/26      15               592,603

     260,000     14,680,000      9/26 - 10/14     18               723,945

   1,600,000     16,280,000      10/14 - 10/23     9               401,425

   1,200,000     17,480,000      10/23 - 1/01     70             3,352,329
                                                 ----          ----------

                                 TOTALS          366            12,722,685

* The 8,100,000 shares that were ordered, by the court, to be returned to Global were deducted from the shares issued and outstanding at January 1, 2003.

** The 250,000 shares that were to be returned under the mediation agreement are deducted as of the date of the agreement.

No separate calculation of Fully Diluted Earnings per Share for 2003 is necessary as there were no outstanding options or warrants at December 31, 2003. Therefore, fully diluted EPS would also be ($.10).


Intangible Assets
-----------------

The amounts assigned to Customer List and Agreement with Vendor are recorded at the value assigned when they were acquired in a business purchase. The amounts are being amortized over three years using the straight-line method. The Company assesses the ongoing recoverability of intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected a undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate.

Goodwill
--------

The Company bought 100% of the stock of World Jet. This acquisition of world Jet was recorded as follows:

Assets purchased from World Jet:


         Cash                                                  590,356
         Accounts receivable                                   983,796
         Inventories                                         1,517,461
         Other assets                                           47,235
         Customer list                                         401,657
         Agreement with vendor                                  85,470
         Goodwill                                               38,992
                                                             ---------

                                                             3,664,967

Liabilities assumed from World Jet:

         Accounts payable and accrued expenses                  870,967
         Loans payable - related parties                        744,000
                                                             ----------

                                                              1,614,967
                                                             ----------
         Net purchase price                                  $2,050,000


The $38,992 goodwill recorded represents the difference between the price paid of $2,050,000 and the World Jet equity of $2,011,008 at January 1, 2004. The purchase price was payable as follows: $1,250,000 in cash at closing; $300,000 in the form of a note maturing January 27, 2005, with payments of $1,500.00 per month plus interest at 6% per annum, the first payment being due August 27, 2004; and 1,000,000 shares of restricted common stock valued at $0.50 per share for the purposes of this transaction ($500,000). The effective date of this agreement is January 1, 2004. The shares were issued in July 2004. The $38,992 goodwill recorded is expected to be deductible for tax purposes.

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


Recently Issued Accounting Pronouncements:

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

In May 2004, the Financial Accounting Standards Board issued a staff position, FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003". FSP 106-2 provides guidance on accounting for the effects of the Medicare Prescription Drug Improvement Act of 2003 for employers that sponsor postretirement healthcare plans that provide prescription drug benefits. We adopted FSP 106-2 in our third quarter beginning on July 1, 2004 and the initial application had no impact on our financial statements.

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

Selected information by business segment is presented in the following tables for the years ended December 31, 2003 and December 31, 2004.

                                                     2003         2004
                                                  -----------  -----------
                                                  ($millions)  ($millions)

Segment sales:
   Aircraft maintenance                              12.151       17.220
   Aircraft brokerage                                 2.950        7.941
   Part sales                                          .009        6.546
   Other                                               .268        1.002

Sub Total                                            15.378       32.709

Elimination of intersegment sales                                 -1.858

Total consolidated sales                             15.378       30.851

Operating income:
   Aircraft maintenance                               2.557        3.270
   Aircraft brokerage                                  .150         .936
   Part sales                                          .002        1.703
   Other                                               .180         .534

   Sub total                                          2.889        6.443

   Selling, general, administrative expense          -3.727       -4.827
   Penalties                                          -.132        -.296
   Other, net                                         -.329         .971

* Other category includes .953 in commissions that were agreed to as the result of moving all aircraft brokerage from our HAT subsidiary to the parent company, Global on January 1, 2005.

                                                          2003           2004
                                                        ---------     ----------
                                                            ($)            ($)

Depreciation and amortization by segment:
   Aircraft maintenance                                    96,212        248,910
   Aircraft brokerage
   Part sales

Corporate                                                  15,692         77,056
Total                                                     111,904        325,966

Net asset values:
   Aircraft maintenance                                 2,434,352      6,633,504
   Aircraft brokerage
   Part sales                                           2,099,485

Corporate                                                 811,429      3,025,023
Total                                                   3,245,781     11,758,012

Capital expenditures:
   Aircraft maintenance                                   168,517      1,080,173
   Aircraft brokerage
   Part sales

Corporate                                                     570        338,439
Total                                                     169,087      1,418,612


All of the Company's facilities and assets are located in the United States. The Company sells and ships to several foreign countries. All foreign revenues are collected and recorded in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:

                                         Year                    Year
                                        ended                   ended
                                   December 31, 2003       December 31, 2004
                                   -----------------       -----------------

Australia                             $         0           $    97,741
Canada                                      3,700                   577
Columbia                                    3,946
Ecuador                                 1,174,538             2,207,564
Germany                                    18,800                51,520
Guam                                    2,170,778
Hong Kong                                     890
Italy                                      72,883
Jordan                                  4,063,944
Mexico                                     33,000             1,443,626
Nigeria                                 3,104,835
Pakistan                                6,510,001
Peru                                       31,426                19,600
Surinam                                    10,011
Tunisia                                     4,130
UAE                                         4,500                18,600
United Kingdom                             12,300                55,888
Venezuela                                  31,532

TOTALS                                $ 4,393,110           $16,753,220

5. INVENTORY

Inventories consisted of the following:


                                        2003            2004
                                    -----------      -----------

         Maintenance Hardware       $   145,794      $   991,206
         Parts for Resale               425,000        2,011,269
         Aircraft & Engine                    0          514,774
                                    -----------      -----------

                                    $   570,794      $ 3,507,249

The $425,000 Parts for Resale-2003 (previously rotable parts) was reclassified in 2004. $212,500 was written off during 2004 as a write down of inventory value and the balance of $212,500 was reclassified as a non-current asset (Inventory, non current).

6. PROPERTY AND EQUIPMENT


                                                       2003              2004
                                                    ----------        ----------
     Gross Asset Values

Land and improvements                               $   25,094        $   25,094

Buildings and improvements                             123,313           183,866

Vehicles                                                45,040            73,328

Machinery and equipment                                456,912         1,568,847

Computer Equipment                                           0           289,561

Other Office Equipment                                   1,915            50,805
                                                    ----------        ----------

                                                       652,224         2,191,501


Less accumulated depreciation                          119,886           559,367
                                                    ----------        ----------

Property and equipment,                             $  532,388        $1,632,134
Net
                                                    ==========        ==========

During 2003 and 2004, depreciation expense was $111,904 and $325,966 respectively. (World Jet had $113,515 in pre-2004 depreciation when acquired.)

7. SHAREHOLDERS' EQUITY

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

On July 21, 2003 the Directors of the Company took the following actions by Unanimous Consent of the Board of Directors in lieu of Special Meeting:

     The 8,100,000 shares held by OMAC, 1,500,0000 shares held by Seajay Holdings, LLC and 1,500,000 shares held by Joane Corporation were declared void due to failure of consideration for the issuance of such shares. Further the proper officers of the Corporation were authorized and directed to take all action necessary to cause the certificate representing the 8,100,000 shares of common stock held by OMAC to be returned to the Corporation for cancellation in accordance with the terms of the Judgment, discussed in Note 7 below, as entered by the Superior Court of Maricopa County Arizona. The proper officers of the Company were authorized and directed in accordance with said Judgment to open an escrow account and to fund such account in the amount of $400,535.14 within 90 days of the return and cancellation of the OMAC certificate. Further the certificate of Joane Corporation, representing 1,500,000 shares of common stock, shall be canceled. The shares represented by such certificate shall revert to authorized and unissued shares of the Company's capital stock. Further, the proper officers of the Corporation were authorized and directed to take such action as necessary to cause the certificate held by Seajay Holdings, LLC to be returned to the Company for cancellation. On June 29, 2004, the Board, through its attorney, filed suit to recover these 1,500,000 shares. There have been no entries in the accompanying financial statements related to the voiding of the Seajay stock and these shares are included in the total of shares issued and outstanding shown above

     The Board of Directors determined that it would be in the best interest of the Company to enter into employment agreements with its executive officers, Ian Herman and John B. Sawyer. Included in the terms of each employment agreement is a grant of 2,500,000 shares of common stock each to Messrs. Herman and Sawyer. The shares are subject to vesting. The employment agreements were approved by owners of the majority of the outstanding shares of the Company's common stock as of July 29, 2003. Details of these employment agreements can be found in Form 8-K filed September 11, 2003.

On October 15, 2003, the Company was notified that an agreement between LogiCapital Corporation and Perugia Design Corporation, a company controlled by a family member of one of the Company's Directors, had been reached. This agreement calls for the sale of 2,000,000 shares of the 3,000,000 shares held by LogiCapital, discussed earlier. LogiCapital elected to assign the proceeds of $100,000 note they received as payment for stock in this transaction to the Company. The Company has recorded the $100,000 as a note receivable and recorded $100,000 as contributed capital. The stock was transferred in 2004.

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

On July 29, 2004 the Board of Directors of the Company elected to fully vest the 2,000,000 incentive shares that resulted under the Employment Agreements with Messrs. Herman and Sawyer, discussed earlier, that were entered into on July 21, 2003.

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

On May 3, 2002, the Company also granted and issued 1,000,000 shares of common stock to various directors, employees, and consultants of the Company under the 1997 Employee Stock Compensation Plan. The Company recorded an expense of $330,000 for the quarter ended June 30, 2002 as a result of this grant, which is included in selling, general and administrative expenses on the Company's 2002 statement of operations.

On May 31, 2002, the Company granted and issued 650,000 common shares to an employee and consultants in exchange for options granted on May 3 2002, under the 1997 Compensatory Stock Option Plan for additional services that were rendered. The Company has recorded an expense of $650,000 for the quarter ended June 30, 2002 as a result of this grant, which is included in selling, general and administrative expenses on the Company's 2002 statement of operations.

On May 31, 2002, the company also granted 400,000 restricted common shares under the 2002 Compensatory Stock Option Plan to John B. Sawyer, a director and Chief Operating Officer of the Company for services rendered during the quarter ended June 30, 2002. The company recognized an expense of $400,000 (the value of the shares at measurement date) for the quarter ended June 30, 2002 as a result of this grant, which is included in selling, general and administrative expenses on the 2002 statement of operations.

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

On November 14, 2002, the Company granted 150,000 shares of common stock to an outside consultant of the Company under the 1997 Compensatory Stock Option Plan. The Company values the services received at $25,000 and recorded an expense in that amount for the quarter ended December 31, 2002. This expense is included in selling, general and administrative expenses on the Company's 2002 statement of operations

On December 5, 2002, the Board agreed to grant options to key management personnel of HAT in the amount of 240,000 shares under the 2002 Compensatory Stock Option Plan. Options will be restricted for one year. Due to the loss of one of the key management people, during the restriction period, 60,000 shares were never issued. The expenses for these shares of $54,000 (the value of the shares at measurement date) was recorded on a monthly basis (1/12 each month) and included in selling, general and administrative expenses for the appropriate periods.

On March 6, 2003, the Directors of the Company granted and issued 20,000 shares of common stock under the 1997 Compensatory Stock Option Plan to an outside consultant for services rendered to the Company which the Directors valued at $6,000. This expense is included in selling, general and administrative expenses on the accompany statement of operations.

On March 6, 2003, the Directors of the Company granted and issued 30,000 shares of common stock under the 2003 Employee Stock Compensation Plan to an outside consultant for services rendered to the Company which the Directors valued at $9,000. This expense is included in selling, general and administrative expenses on the accompany statement of operations.

On August 26,2003, the Directors of the Company granted and issued 150,000 shares of common stock under the 2002 Compensatory Stock Option Plan to an outside consultant for services rendered to the Company which the Directors valued at $45,000. This expense is included in selling, general and administrative expenses on the accompanying statement of operations.

On August 26,2003, the Directors of the Company granted and issued 100,000 shares of common stock to outside consultants to the Company under the 2002 Compensatory Stock Option Plan. The Company valued these services at $20,000. This expense is included in selling, general and administrative expenses on the accompanying statement of operations.

On September 11,2003, the Directors of the Company granted and issued 100,000 shares of common stock to outside consultants to the Company under the 2002 Compensatory Stock Option Plan. The Company valued these services at $20,000. This expense is included in selling, general and administrative expenses on the accompanying statement of operations.

On September 26,2003 the Directors of the Company granted and issued 260,000 shares of common stock to outside consultants for services rendered to the Company under the 2002 Compensatory Stock Option Plan. The Company valued these services at $52,000. This expense is included in selling, general and administrative expenses on the accompanying statement of operations.

On October 3, 2003, the Company filed The 2002 Compensatory Stock Option Plan registering 3,000,000 shares of common stock ($.001 par value) at a proposed maximum offering price of $0.20 per share.

On October 6, 2003, the Company filed The 2003 Employee Stock Compensation Plan registering 5,000,000 shares of common stock ($.001 par value) at a proposed maximum offering price of $.20 per share.

On October 7, 2003, the Company awarded 500,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for legal services and 1,100,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for consultant services. The Board of Directors determined that the fair value of these services was $288,000. This expense is included in selling, general and administrative expenses on the accompanying statement of operations.

On October 15, 2003, the Company awarded 1,200,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for consultant services to be rendered over a three-year period. The Board of Directors determined that the fair value of these services was $216,000. The resulting prepaid expense is being expensed on a monthly basis during the three-year term of the contract and is included in selling, general and administrative expense on the accompanying statement of operation.

On May 13, 2004, the Company's Board of Directors granted 900,000 compensatory stock options under the 2002 Compensatory Stock Option Plan at an option price of $0.17 per share. The value at measurement date for theses shares was $.23 and an expense for the $.06 increment, ($54,000), has been included basis in selling, general and administrative expense on the accompanying statement of operation.

On July 29, 2004, the Company's board of Directors awarded options to purchase 50,000 shares each to 2 new Directors as incentive compensation under the 2003 Employee Stock Compensation Plan. The option price is $0.20 per share, as the Company valued these services at $100,000. The value at measurement date for theses shares was $.23 and an expense for the $.03 increment, ($3,000), has been included basis in selling, general and administrative expense on the accompanying statement of operation.

During the third quarter of 2004, the Company finalized an agreement to award 400,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for professional services to be provided over a two-year period. The effective date of this transaction was May 13, 2004. The Board of Directors determined that the fair value of these shares on the date of grant was $92,000. The resulting prepaid expense is being expensed on a monthly basis during the two-year term of the contract. and is included in selling, general and administrative expense on the accompanying statement of operation.

On July 12, 2004 the Company's Board of Directors approved granting of 330,000 shares of stock to key employees under the 2002 Compensatory Stock Option Plan in conjunction with various employment agreements. The shares will vest after two years according to the terms of the employee agreements. A monthly expense is being charged to selling, general and administrative expense over the two-year period at the rate of 1/24 of $198,000 and is included in selling, general and administrative expense on the accompanying statement of operation.

                               Share value  Vesting Date
                                        on
                               Measurement
                                      Date
                              ------------- -------------
               Common Shares                                30,650,386
                  Issued and
                 Outstanding

                 Unconverted
            Warrants Issued:

                     @ $0.34           .50                     720,000
                     @ $0.68           .50                   7,740,000
                     @ $1.36           .50                   7,740,000
                     @ $0.52           .65                     158,654
                     @ $1.00           .65                   1,137,020
                     @ $1.36           .65                   1,137,020
                    Subtotal                                18,632,694


             Options Issued:

                     @ $0.17           .23                     900,000
                     @ $0.20           .23                     100,000
                     @ $0.30           .30                      50,000 Exercised
                                                                        1st Qtr
                                                                        2005

                    Subtotal                                 1,050,000

             Awards of stock
               pending under
                  employment
                   contracts

                                       .60    07/23/2006        30,000
                                       .60    07/30/2006       300,000
                    Subtotal                                   330,000


                       Total                                50,663,080


                SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

                                       TOTAL SHARES     ISSUED       AVAILABLE
                        PLAN NAME

2002 Compensatory Stock Option Plan       3,000,000     2,525,000       475,000

2003 Employee Stock Compensation Plan     5,000,000     3,330,000     1,670,000


Pro-forma Stock-based Compensation Disclosure

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." but applies accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. During 2004, those options issued to employees that were not immediately exercised are summarized below:


                                                          2004

                                                 Weighted Average
                                                 Exercise Price
                                                 ----------------
Options outstanding at    None
beginning of year
------------------------- ---------------------- ----------------------- ----------------------
Granted during year       900,000                $0.17                   Exercisable on grant
                                                                         date
------------------------- ---------------------- ----------------------- ----------------------
Exercised during year          None              $0.17
------------------------- ---------------------- ----------------------- ----------------------
Forfeited during year          None
------------------------- ---------------------- ----------------------- ----------------------
Outstanding at            900,000                $0.17                   Exercisable on grant
12/31/2004                                                               date
------------------------- ---------------------- ----------------------- ----------------------
Options exercisable at    900,000                $017
year-end
------------------------- ---------------------- ----------------------- ----------------------

These options were issued at $0.06 below the share price on the measurement date. Expense in the amount of $54,000 has been included in selling, general and administrative expenses for 2004 in the accompanying statement of operations.
Because the options were immediately available the intrinsic value and the fair value of the options is calculated at the same $.23 per share.


A summary of the Company's stock option plans as of December 31, 2004 and changes during the year is presented below:


                                                          2004

                                                 Weighted Average
                                                 Exercise Price
                                                 ----------------
Options outstanding at    None
beginning of year
------------------------- ---------------------- ----------------------- ----------------------
Granted during year       1,105,000              $0.186                  Exercisable on grant
                                                                         date
------------------------- ---------------------- ----------------------- ----------------------
Exercised during year          55,000            $0.32
------------------------- ---------------------- ----------------------- ----------------------
Forfeited during year     None
------------------------- ---------------------- ----------------------- ----------------------
Outstanding at            1,050,000              $0.179                  Exercisable on grant
12/31/2004                                                               date
------------------------- ---------------------- ----------------------- ----------------------
Options exercisable at    1,050,000              $0.179
year-end
------------------------- ---------------------- ----------------------- ----------------------
Weighted average fair     $0.238
value of options
granted during the year
------------------------- ---------------------- ----------------------- ----------------------

8.  SHARES SUBJECT TO MANDATORY REDEMPTION

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


9.  COMMITMENTS AND CONTINGENCIES

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


10.  DUE TO FACTOR

As of December 31, 2004, the Company's World Jet subsidiary had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the company's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum. At December 31, 2004, open invoices had accumulated interest at a rate of 32% per annum. The total amount of invoices placed is $755,514.05 on which the factor advanced $604,411.24. At December 31, 2004, the customers had made payments totaling $119,577.00; leaving a balance due to the factor of $635,937.05 payable by customers. No interest is being charged to customers. Interest due to the factor as of December 31, 2004 was $16,999.07. Interest is charged on the total face value of invoices placed less the payments made.

All of HATS factoring activity for 2002 & 2003 has been paid and cleared.


11. RELATED PARTY TRANSACTIONS

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

During the quarter ended March 31, 2004, the agreement with Hamilton Aviation was renegotiated. The liabilities, which were accrued during the period HAT was operating under, pending approval of the transaction, were not required to be paid. The over accrued liabilities, $88,000 in total, were recognized as a gain during the period ended June 30, 2004.

On May 6, 2004, ("the Entry Date"), the presiding judge in the Hamilton Aviation bankruptcy case issued an Order Approving Settlement Agreement relating to the agreement reached between Hamilton Aviation, Inc. and HAT for the purchase of certain of Aviations physical assets. The agreement calls for a down payment of $100,000, $73,365.75 of which had already been paid, and monthly payments of $15,000 plus interest at 6% per annum. An additional lump sum payment is to be made by HAT within 60 days of the Entry date plus $50,000 shall be paid on or before each annual anniversary of the Entry Date. The agreement has a reduced payoff provision stipulating that if all payments have been made in a timely manner by the fifth anniversary date of the entry date $1,000,000 will be considered as payment in full, otherwise the amount is to be $1,500,000. The agreement calls for a five year entry date anniversary profit payment equal to one-half of HAT's net profits in excess of 12%, but limited so as to provide no more than a total of all payments due of $1,500,000 plus interest over the five-year term of the agreement. The Company recorded the cost of the assets at $1,500,000 reflecting the total liability under the agreement.

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

The purchase agreement also includes certain intellectual property assets from Hamilton Aviation as well as the estate of Gordon B. Hamilton (deceased), including all uses of the name "Hamilton," "Hamilton Aviation," "Gordon B. Hamilton," "Gordon D. Hamilton," "Hamilton Brothers," and "Hamilton Aeronautics." The final terms of this purchase agreement were established on May 6, 2004 by the presiding judge in the Hamilton Aviation bankruptcy case.

On July 8, 2004, the Estate Administrator, on behalf of Hamilton Aviation, Inc., accepted an offer made by HAT calling for satisfaction of all of its obligations under the May 6, 2004 Settlement Agreement by payment of a lump sum of $750,000 on or before September 6, 2004. HAT made this final lump sum payment to Hamilton Aviation by the September 6, 2004 settlement date. The acceptance of this payment as full and final settlement by the estate administrator and its subsequent payment by HAT resulted in a gain due to the over-accrued liabilities that were based on the ceiling price under the contract of $1,500,000. This gain was recognized in the third quarter of 2004.


12. CONTRACTS IN PROGRESS

At December 31, 2004, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                                      2003              2004
                                                 -----------        -----------

Costs incurred on uncompleted                    $   152,225        $ 1,161,109
contracts

Profit earned to date
                                                     193,741            412,938
                                                 -----------        -----------

                                                 $   345,966        $ 1,574,047

   Less: Billings to date                           (719,000)        (2,855,203)
                                                 -----------        -----------

                                                 ($  373,034)       ($1,281,156)

Included in the accompanying balance sheet at December 31, 2003 and 2004 under the following caption:


Billings in excess of costs and estimated earnings on uncompleted contracts

                                                     2003               2004
                                                 -----------        -----------
Billings in excess from above                    $   373,034        $ 1,281,156

Time and material earnings
unbilled                                             (49,348)          (314,918)
                                                 -----------        -----------

Net                                              $   323,686        $   966,238
                                                 ===========        ===========

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.


13. TRADE ACCOUNTS RECEIVABLE

As of December 31, 2003 and December 31, 2004, trade accounts receivable consist of the following:

                                                          2003           2004
                                                      ----------      ----------
Contracts in progress                                 $  487,390      $1,961,319

Completed contracts                                    1,136,043       2,858,045
                                                      ----------      ----------

                                                      $1,623,433      $4,819,364


Less: allowance for doubtful  accounts                    10,488          53,149
                                                      ----------      ----------

                                                      $1,612,945      $4,766,215
                                                      ==========      ==========

14. INCOME TAXES

The Company had no current State or Federal income tax expense for the years ended December 31, 2003 and December 31, 2004.

                                                           2003           2004
                                                        ---------      ---------

Federal income tax expense (benefit) at
statutory rate (34%)                                    $(442,000)     $ 855,000

State income tax expense (benefit) net of
federal tax effect                                        (42,000)        81,000

Benefit of new operating loss carryover                   936,000

Deferred income tax valuation allowance                   484,000
                                                        ---------      ---------

Net income tax expense                                  $       0      $       0


Deferred tax assets and liabilities are determined based on the difference between currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.


Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of net operating losses.

The components of deferred taxes at December 31, 2003 and December 31, 2004 in the accompanying balance sheet is summarized below:


                                                     2003                2004
                                                  ----------         ----------

Net operating loss carry forward                   1,400,000            370,000

   Less valuation allowance                       (1,400,000)          (370,000)

                                                  ----------         ----------

Deferred tax asset - net
                                                  ----------         -----------


At December 31, 2004, the Company has approximately $1,000,000 of unused Federal net operating loss carry forwards, which expires in the year 2020.


15. CONCENTRATION OF REVENUES

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


2003-Top Four Customers   2003- % Of      2004-Top Four          2004- % Of
                          Revenues         Customers              Revenues
------------------------- ----------- ---------------------- -------------------

Customer A                      22    Customer E                           21

Customer B                      17    Customer F                           13

Customer C                      11    Customer C                           11

Customer D                       9    Customer A                           10

Top Four-2003 Total %           59    Top Four-2004 Total %                 55

16. GAIN ON RENEGOTATION OF CONTRACTS

During the quarter ended March 31, 2004, an agreement between the Company and Hamilton Aviation was negotiated that eliminated an accrued liability for rental payments resulting in a gain of $88,000. During the first and second quarters of 2004 our World Jet, subsidiary successfully negotiated with creditors reductions in some liabilities which resulted in gains totaling $449,338.

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

Summarized below are the $ amounts recognized on renegotiation of contracts by quarter and by operating unit:

Quarter Ended:          Global         Hamilton          World      Consolidated
                        Aircraft       Aerospace         Jet
--------------------    -------------- ----------------- ---------- ------------

March 31, 2004            $   88,000    $  224,654       $ 312,654

June 30, 2004             $  224,654    $  224,654

September 30, 2004        $  607,194    $  607,194

December 31, 2004                                                     $     -0-

  Totals for Year         $      -0-    $  695,194       $ 449,308    $1,144,502


17. GOING CONCERN

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


18. SUBSEQUENT EVENTS

During the first quarter of 2005, the Tucson Airport Authority issued a Press Release stating that they were granting a new lease to the Company for its HAT facility. The TAA board of directors approved a one-year lease, with two one-year options, with Hamilton Aerospace.

In February of 2005, HAT received funding on a closed and finalized Loan and Security agreement with M&I Marshall & Ilsley Bank in the amount of $750,000 secured by a first priority lien on HAT's accounts receivable and all other assets. The term of the Loan is 3 years with an interest rate of 6.75% per annum. The Loan is payable in monthly installments of $23,072.19 with a maturity date of January 31, 2008. See Form 8-K filed February 8, 2005.