Form 10QSB/A
period 2005-03-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-12-06
CIK 854171

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


        6901 South Park Avenue
        Tucson, Arizona 85706
        Mail:  P.O. Box 23009
        Tucson AZ 85734-3009                           (520) 294-3481
        --------------------                           --------------
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

Yes [ x ] No [ ]


The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2005 are as follows:

           Class of Securities                        Shares Outstanding
           -------------------                        ------------------
      Common Stock, $.001 par value                       30,700,386

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets:

         As of December 31, 2004 (audited) and March 31, 2005
          (unaudited).....................................................  3

         Condensed Consolidated Statements of Operations:

         For the three months ended March 31, 2004 and
          2005 (unaudited)................................................  5

         Consolidated Statement of Changes in Stockholders' Equity:

         For the year ended December 31, 2004 (audited) and three
          months ended March 31, 2005 (unaudited).........................  6

         Consolidated Statements of Cash Flows:

         For the three-month period ended March 31, 2004 and 2005
          (unaudited).....................................................  7

         Notes to Financial Statements (unaudited)........................  8


Item 2.  Management's Discussion and Analysis or Plan of Operation........ 17

Item 3.  Controls and Procedures.......................................... 22


                           PART II. OTHER INFORMATION


Item 5. Other Information................................................. 23

Item 6. Exhibits.......................................................... 23

         Signatures....................................................... 23

         Certifications...................................................


ITEM 1. FINANCIAL STATEMENTS.


                           GLOBAL AIRCRAFT SOLUTIONS, INC.
                        Condensed Consolidated Balance Sheet
                        December 31, 2004 and March 31, 2005



                                       ASSETS
                                                              2004          2005
                                                            (audited)    (unaudited)
                                                           -----------   -----------
CURRENT ASSETS
Cash and cash equivalents                                  $   549,904   $    33,431
Accounts receivable                                          4,766,215     2,813,536
Note receivable                                                175,642       252,553
Costs and estimated earnings on uncompleted contracts in                   1,242,502
excess of billings
Inventory                                                    3,507,249     1,680,517
Other current assets                                           380,932       634,690
                                                           -----------   -----------

  TOTAL CURRENT ASSETS                                     $ 9,379,942   $ 6,657,229

Property, plant and equipment                                1,632,134     1,556,371
Investment                                                      25,000        25,000
Customer list, net                                             267,771       234,299
Agreement with vendor, list                                     56,980        49,858
Goodwill                                                        38,992        38,992
Inventory, non-current                                         212,500     1,946,490
Other assets                                                   144,693        64,032
                                                           -----------   -----------

  TOTAL ASSETS                                             $11,758,012   $10,572,271
                                                           ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.





                               GLOBAL AIRCRAFT SOLUTIONS, INC.
                            Condensed Consolidated Balance Sheet
                            December 31, 2004 and March 31, 2005



                            LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                    2004           2005
                                                                  (audited)     (unaudited)
                                                                ------------    ------------
CURRENT LIABILITIES
Notes payable - short term                                      $               $    236,046
Notes payable - related party
Accounts payable - trade                                           2,644,593       1,882,507
Accounts payable - related party
Due to factor                                                        604,411         533,740
Customer deposits                                                    280,537          90,746
Billings in excess of costs and estimated
  earnings on contracts in progress                                  966,238
Accrued liabilities                                                  844,709         263,041
Income taxes payable                                                 311,182         311,182
Commitments and contingencies
                                                                ------------    ------------

  TOTAL CURRENT LIABILITIES                                     $  5,651,670    $  3,317,262

LONG-TERM LIABILITIES
Notes payable - long term portion                                                    475,575
                                                                ------------    ------------

  TOTAL LONG-TERM LIABILITIES                                                   $    475,575
                                                                ------------    ------------

  TOTAL LIABILITIES                                             $  5,651,670    $  3,792,837
                                                                ============    ============


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000 shares authorized
  30,650,386 and 30,700,386 shares issued 2004 and 2005 and
  30,650,386 and 30,700,386 shares outstanding 2004 and 2005    $     31,030    $     31,080
Additional paid-in capital                                         7,033,950       7,048,900
Deferred compensation
Contributed capital                                                  620,289         620,289
Retained earnings                                                 (1,578,927)       (920,835)
                                                                ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY                                    $  6,106,342    $  6,779,434
                                                                ============    ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 11,758,012    $ 10,572,271
                                                                ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                 Condensed Consolidated Statement of Operations
               For the Three Months ended March 31, 2004 and 2005
                                   (unaudited)

                                                    Three Months ended March 31,
                                                        2004            2005
                                                    -----------     -----------

Net sales                                           $ 4,286,031     $ 8,652,236
Cost of sales                                        (2,851,618)     (6,299,197)
Inventory write down                                    (49,653)        (55,208)
                                                    -----------     -----------

Gross profit                                          1,384,760       2,297,831

Selling, general and administrative expense            (876,193)     (1,628,734)
Penalties                                               (35,806)
                                                    -----------     -----------

Gain (loss) from operations                             472,761         669,097

Other income (expense):
     Interest income                                     30,121          30,063
     Interest expense                                   (94,994)       (133,989)
     Discounts taken                                      1,737          17,715
     Miscellaneous expense                               (7,506)
     Miscellaneous income                                                75,251
     Gain on renegotiation of contracts                 312,654
                                                    -----------     -----------

Net profit (loss), Before taxes                         714,773         658,137
     Arizona Income Tax                                                     (45)
                                                    -----------     -----------

Net profit (loss), After taxes                      $   714,773     $   658,092
                                                    ===========     ===========

Net profit (loss) per share, Basic                         0.04            0.02
Net profit (loss) per share, Fully diluted          $      0.04     $      0.02
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


                                                     Additional   Contributed   Deferred     Treasury    Accumulated   Stockholder
                                                      Paid-in       Capital   Compensation    Stock       Earnings/      Equity
                                                      Capital                                              Deficit
                              Shares      Amount      Amount       Amount       Amount                     Amount       Amount
                            ----------  ---------   ----------   ----------    --------    ----------    ----------    ---------

Balance December 31, 2003   17,480,000     17,860    2,412,373      620,289     (332,000)               (3,870,213)   (1,151,691)

    1st Qtr, 2004

Compensation expensed                                                             12,000

    2nd Qtr, 2004

   Shares issued to          9,600,000      9,600    3,009,600
Barron partners for a
cash consideration of
    $.34 per share

  Shares pledged as          1,000,000      1,000      499,000
    payment on the
purchase of World Jet
    valued at $.50
   (issued 7/27/04)

   900,000 options                                      54,000
   granted at $ .06
     below market

    3rd Qtr, 2004

 Shares issued to JG         2,115,386      2,115      946,832
 Capital, et al for a
cash consideration of
    $.52 per share

  Shares issued upon            55,000         55       17,545
 exercise of options
at $.32 per share and
   cash payment of
       $17,600

   Shares issued as            400,000        400       91,600
   compensation for
professional services
to be rendered over a
   two-year period
  Valued at $92,000

   100,000 options                                       3,000
 granted at .03 below
        market

Shares vested (Herman                                                            320,000
 & Sawyer employment
    agreement, 3rd
   Quarter of 2003)

    4th Qtr, 2004

   Net Income/Loss                                                                                       2,291,286

Balance December 31, 2004   30,650,386     31,030    7,033,950      620,289            0                (1,578,927)    6,106,342


    1st Qtr, 2005

   Net Income/Loss

  Shares issued upon
 exercise of options            50,000         50       14,950
  at $.30 per share

   Net Income/Loss                                                                                         658,092

Balance March 31, 2005      30,700,386     31,080    7,048,900      620,289            0                  (920,835)    6,779,434



The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GLOBAL AIRCRAFT SOLUTIONS, INC.

                      Consolidated Statement of Cash Flows
               For the Three Months ended March 31, 2004 and 2005
                                   (unaudited)

                                                          Three Months ended
                                                               March 31,
                                                          2004           2005
                                                      -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                 $   714,773    $   658,092

Adjustments to reconcile net proft to net cash
  provided (used) by operating activities:
    Depreciation                                           38,510        114,162
    Amortization                                           40,594         40,594
    Allowance for Doubtful Accounts
    Inventory write downs                                  46,875         55,208
    Gain from renegotiation                              (312,654)
    Expenses paid with stock                               29,481         64,587

Changes in Assets and Liabilities:
    Accounts receivable                                     2,238      2,217,503
    Prepaid expenses                                       33,722       (282,741)
    Costs and estimated earnings in excess of
          billings on contracts in progress                           (1,242,502)
    Inventory                                            (298,585)     1,771,523
    Inventory, non-current                                            (1,733,990)
    Restricted Funds                                         (245)
    Other non-current assets                              (19,596)       (26,000)
    Accounts payable-trade                                248,751     (1,062,513)
    Accounts payable-related party                         56,737         (6,219)
    Due to factor                                         (51,613)       (70,670)
    Customer deposits                                                   (189,791)
    Billings in excess of cost and estimated
       Earnings on contracts in progress                  127,596       (966,238)
    Income tax payable                                   (566,572)
    Accrued liabilities                                   151,378       (575,449)

Net cash provided by/(used for) operating
activities                                                241,390     (1,234,444)

Cash flows from investing activities:
    Purchase of property, plant and equipment             (40,443)       (38,400)

Net cash used for investing activities                    (40,443)       (38,400)

Cash flows from financing activities:
    Proceeds from bank term loan                                         750,000
    Repayment of bank loans                              (544,052)       (38,379)
    Proceeds from issuance of common stock                                15,000
    Other financing activities, net                        14,545         29,750

Net cash provided by/(used for) financing
activities                                               (529,507)       756,371


Net increase(decrease) in cash and cash equivalents      (328,560)      (516,473)
Cash and cash equivalents at beginning of period          599,036        549,904

Cash and cash equivalents at end of period                270,476         33,431
                                                      ===========    ===========


Interest paid for the quarter ended March 31, 2004 was $133,140; Interest paid for the quarter ended March 31, 2005 was $133,989.
Taxes paid during the quarter ended March 31, 2004 were $0; Taxes paid during the quarter ended March 31, 2005 were $45.00.

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

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory items held over one year are classified as "Inventory, non-current". The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

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

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. Reconciliations of EPS for quarters ended March 31, 2005 and 2004 are as follows:

                                          For the Quarter ended March 31, 2005
                                          -------------------------------------
                                            Income         Shares     Per-Share
                                          (Numerator)   (Denominator)   Amount
                                          -----------   -------------   ------

Net Income                                 $658,092
Basic EPS
Income available to common stockholders    $658,092       30,690,945   $   0.02

Warrants                                                   1,586,912
Options                                                      782,420
Diluted EPS
Income available to common stockholders
+ assumed conversions                      $658,092       33,060,277   $   0.02



                                          For the Quarter ended March 31, 2004
                                          -------------------------------------
                                            Income          Shares    Per-Share
                                          (Numerator)    (Denominator)  Amount
                                          -----------    -------------  ------

Net Income                                $  714,773
Basic EPS
Income available to common stockholders   $  714,773      17,480,000   $   0.04

Warrants
Options
Diluted EPS
Income available to common stockholders
+ assumed conversions                     $  714,773      17,480,000   $   0.04

     Calculation of Weighted Average Shares for Three Months ended March 31,
     2005

     Issues       Shares O/S     Dates                     Days    Average

                  30,650,386     01/01/05 - 01/18/05        17      5,789,518
     50,000       30,700,386     01/18/05 - 03/31/05        73     24,901,427


                                 Total shares                      30,690,945



     Calculation of Dilution for 1st Quarter of 2005

                         No. of shares        Incremental
                                                 shares
                                              Outstanding

     Warrants @ $.34           720,000            412,056
     Warrants @ $.52           158,654             54,878
     Warrants @ $.68         7,740,000          1,119,978
     Options @ $.17            900,000            707,580
     Options @ $.20            100,000             74,840


                        Total dilution          2,369,332



     Calculation of Weighted Average Shares for Three Months ended March 31,
     2004

     Issues      Shares O/S     Dates                      Days      Average

                 17,480,000     01/01/04 - 03/31/04         91     17,480,000



                                Total shares                       17,480,000



     Calculation of Dilution for 1st Quarter of 2004

                     No. of shares      Incremental
                                          shares
                                        Outstanding
     No Warrants
     No Options


                     Total dilution            None



Intangible Assets

The amounts assigned to Customer List and Agreement with Vendor are recorded at the value assigned when they were acquired in a business purchase. The amounts are being amortized over three years using the straight-line method. The Company assesses the ongoing recoverability of intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate.

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

     Selected information by business segment is presented in the following tables for the three months ended March 31, 2005 and the three months ended March 31, 2004.

                                            Three Months         Three Months
                                               Ended                Ended
                                           March 31, 2005       March 31, 2004
                                            ($ millions)         ($ millions)
Segment sales:
   Aircraft maintenance                         4.922                3.524
   Aircraft brokerage                           1.525
   Part sales                                   2.314                 .790
   Other                                        1.000  *              .062

Sub Total                                       9.761                4.376

Elimination of intersegment sales              -1.109                -.090

Total consolidated sales                        8.652                4.286


Operating income:
   Aircraft maintenance                          .155                1.224
   Aircraft brokerage                            .550
   Part sales                                    .634                 .153
   Other                                         .959                 .008

   Sub total                                    2.298                1.385

   Selling, general, administrative            -1.629                -.911
   expense

   Other, net                                   -.011                 .241

Consolidated earnings before taxes               .658                 .715


* Other category includes .953 in commissions that were agreed to as the result of moving all aircraft brokerage from our HAT subsidiary to the parent company, Global on January 1, 2005. It is not expected that commissions will represent a substantial segment on an annual basis for the year 2005.

                                                 Three Months      Three Months
                                                    Ended             Ended
                                                March 31, 2005    March 31, 2004
                                                      ($)               ($)
Depreciation and amortization by segment:
   Aircraft maintenance                                82,221            28,798
   Aircraft brokerage
   Part sales

Corporate                                              72,535            50,306
Total                                                 154,756            79,104


Net asset values:
   Aircraft maintenance                             5,559,637         2,704,511
   Aircraft brokerage
   Part sales                                       3,949,082         2,509,757

   Corporate                                        1,063,552         1,730,930
Total                                              10,572,271         6,945,198


Capital expenditures:
   Aircraft maintenance                                18,928            23,142
   Aircraft brokerage
   Part sales

Corporate                                              19,472            17,300
Total                                                  38,400            40,442


     All of the Company's facilities and assets are located in the United States. The Company sells and ships to several foreign countries. Geographic information regarding sales to foreign countries is presented in the following table:

                                   Three Months      Three Months
                                      Ended             Ended
                                  March 31, 2004    March 31, 2005

                Mexico              $   15,000        $  640,176
                Peru                     8,400
                United Kingdom          24,825            14,225
                Ecuador              1,464,781
                Germany                  9,200            18,750
                UAE                      4,500         1,700,000
                Canada                     150
                Italy                   18,920            33,394
                Australia               17,427             1,700
                Guam                 1,452,733
                Venezuela               23,532
                Columbia                                   4,500
                Pakistan                                 529,816
                Ireland                                  155,027
                Brazil                                     5,100

                TOTALS              $3,039,468        $3,102,688

4. STOCK, STOCK OPTIONS AND WARRANTS

In January 2005, 50,000 options, issued as compensation for outside consultancy services, were exercised at the option price of $.30 per share.

                               Share value  Vesting Date
                                       on
                               Measurement
                                      Date

               Common Shares                                30,700,386
                  Issued and
                 Outstanding

                 Unconverted
            Warrants Issued:

                     @ $0.34           .50                     720,000
                     @ $0.68           .50                   7,740,000
                     @ $1.36           .50                   7,740,000
                     @ $0.52           .65                     158,654
                     @ $1.00           .65                   1,137,020
                     @ $1.36           .65                   1,137,020

                    Subtotal                                18,632,694

             Options Issued:

                     @ $0.17           .23                     900,000
                     @ $0.20           .23                     100,000

                    Subtotal                                 1,000,000

             Awards of stock
               pending under
        employment contracts
                                       .60    07/23/2006        30,000
                                       .60    07/30/2006       300,000

                    Subtotal                                   330,000


                       Total                                50,663,080



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

                                    Weighted Average
                                     Exercise Price

Options outstanding at      900,000
beginning of year

Granted during quarter         None      $0.17         Exercisable on grant date
Exercised during quarter       None      $0.17
Forfeited during quarter       None
Outstanding at 3/31/2005    900,000      $0.17         Exercisable on grant date
Options exercisable at      900,000      $0.17
quarter end


These options were issued at $0.06 below the share price on the measurement date. Expense in the amount of $54,000 was included in selling, general and administrative expenses for 2004 in the statement of operations. Because the options were immediately available the intrinsic value and the fair value of the options is calculated at the same $.23 per share.

A summary of the Company's stock option plans as of March 31, 2005 and changes during the year is presented below:


                                      Weighted Average
                                       Exercise Price

Options outstanding at      1,050,000      $.0179      Exercisable on grant date
beginning of year
Granted during year              None
Exercised during year          50,000      $0.30
Forfeited during year            None
Outstanding at 3/31/2005    1,000,000      $0.173      Exercisable on grant date
Options exercisable at      1,000,000      $0.173
year-end
Weighted average fair            None
value of options
granted during the year


5. TRADE ACCOUNTS RECEIVABLE

As of March 31, 2005, trade accounts receivable consisted of the following:

                                               March 31,     December 31,
                                                 2005            2004
                                               Unaudited       Audited

      Contracts in progress                   $   118,621    $ 1,961,319
      Completed contracts                       2,748,064      2,858,045
                                              -----------    -----------

                                              $ 2,866,685    $ 4,819,364


      Less: allowance for doubtful accounts       (53,149)       (53,149)
                                              -----------    -----------

                                              $ 2,813,536    $ 4,766,215
                                              ===========    ===========


6. CONTRACTS IN PROGRESS

At March 31, 2005 costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:

                                                March 31,     December 31,
                                                   2005           2004
                                                Unaudited       Audited

     Costs incurred on uncompleted contracts   $   808,822    $ 1,161,109
     Profit earned to date                         641,600        412,938
                                               -----------    -----------

                                               $ 1,450,422    $ 1,574,047

        Less: Billings to date                  (1,300,583)    (2,855,203)
                                               -----------    -----------

                                               $   149,839    $(1,281,156)
                                               ===========    ===========


Included in the accompanying balance sheet at March 31, 2005 and December 31, 2004 under the following captions:

     Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts, respectively.

                                                         2005         2004
                                                      Unaudited     Audited

  Costs and estimated earnings in excess from above   $  149,839
  Billings in excess from above                                    $(1,281,156)
  Time and material, unbilled                          1,092,663       314,918
                                                      ----------   -----------

                                     Net              $1,242,502   $  (966,238)
                                                      ==========   ===========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

7. INVENTORY

Inventories consisted of the following:

                                        March 31,    December 31,
                                           2005          2004
                                        Unaudited      Audited

                 Maintenance Hardware      893,373   $  991,206
                 Parts for Resale          561,156    2,289,425
                 Aircraft & Engines        225,988      226,618
                                        ----------   ----------

                                        $1,680,517   $3,507,249
                                        ==========   ==========


8. PROPERTY AND EQUIPMENT

                                             March 31,   December 31,
                                               2005         2004
                                             Unaudited     Audited

               Gross Asset Value
            Land and improvements           $   25,094   $   25,094
            Buildings and improvements         183,866      183,866
            Vehicles                            73,328       73,328
            Computers and Software             294,161      289,561
            Other office equipment              52,004       50,805
            Machinery and equipment          1,601,447    1,568,847
                                            ----------   ----------

                 Sub Total                  $2,229,900   $2,191,501

            Less accumulated depreciation      673,529      559,367
                                            ----------   ----------

            Property and equipment, Net     $1,556,371   $1,632,134
                                            ==========   ==========


During 2004, depreciation expense was $325,966 and depreciation expense was $114,162 during the 1st quarter of 2005. (World Jet had $113,515 in pre-2004 depreciation when acquired)

9. DUE TO FACTOR

As of March 31, 2005, the Company's subsidiary, World Jet, had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the World Jet's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum as of this date. The total amount of invoices placed is $707,160.07 on which the factor advanced $533,740.78. As of March 31, 2005, the customers made payment totaling $474,208.66, leaving a balance due to the factor of $232,957.41 payable by customers. No interest is being charged to customers. Interest due to the factor as of March 31, 2005 was $32,912.09. Interest applies to the face amount of invoices ($707,160.07) less the payments received ($474,208.66).

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

Operating revenue for the three months ended March 31, 2005 was $8,652,236, which was bolstered by the inclusion of $1,525,000 in revenue from aircraft trading operations. Our operating revenue for the three months ended March 31, 2005 was approximately twice the $4,286,031 that was earned during the same period in 2004. The following table indicates the major sources of these revenues:


               Revenue breakdown 1st Quarter, 2005                  Revenue breakdown 1st  Quarter, 2004
                                                     (millions)                                            (millions)
HAT            MRO activity                          $ 4.922        MRO activity                           $ 3.324
               Commissions                           $  .680        Commissions                            $
               Parts                                 $  .082        Parts                                  $
               Other services                        $  .047        Other services                         $  .032

World Jet      Part Sales, less Intercompany         $ 1.123        Part Sales, less Intercompany          $  .700
               Commissions                           $  .023        Commissions                            $

Global         AC Sales                              $ 1.525        Mesa manpower contract                 $  .200
               Commissions                           $  .250        Mesa facility usage fees               $  .030


Gross profit for the first quarter of 2005 was $2,297,831 while gross profit for the first quarter of 2004 was $1,434,413, a 60% increase. During the first quarter of 2005, 51% of HAT's revenue came from its top five customers, 36% of Word Jet's revenue, after intercompany eliminations, was derived from its top 4 customers.

While the Company aggressively seizes revenue-producing opportunities such as aircraft sales, management gauges results by looking at what historically has been the core revenue producing activity, the sale of labor hours. In the first quarter of 2005, revenue produced from labor was $3,692,035 as compared with $3,073,733 the first quarter of 2004. This represents an increase of 20%. The comparative costs for all direct labor, including work performed by outside contractors, was $2,642,316 in the first quarter of 2005 compared with $1,425,491 for the same period in 2004, representing a 85% increase in cost. All direct labor costs were 46% of sales in first quarter of 2005 compared with 40% in the first quarter of 2004. Direct labor costs as a percentage will vary from period to period as a result of the use of flat rate bidding for MRO contracts.
The first half of the first quarter of 2005 also reflects the increased use of contract labor to handle the increase in work that was initially agreed to during the last quarter of 2004. Contract labor costs average about 5 to 9 % higher per hour than company employee costs. Billable labor hours increased from 44,464 in the first quarter of 2004 to 79,010 in the first quarter of 2005, an increase of 78%.

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

Company SG&A expenses were $876,193 for the first quarter of 2004 and as a percentage of revenues were 20%. The same period in 2005 showed SG&A expenses of $1,628,734, which was 19% as a percentage of revenues. Management's continued efforts to control costs remain a high priority for the remainder of 2005.

Interest expense for the Company, during the first quarter of 2005, was $133,791.


The following tables depict our results of operations for the first quarter of 2005 and for the first quarter of 2004 on a stand-alone basis and a consolidated for Global, HAT and World Jet:

1st Quarter 2005
                             Global         HAT        World Jet    Intercompany  Consolidated
                          Stand-Alone   Stand-Alone   Stand-Alone   Eliminations

Revenues                   1,775,000     5,730,920     2,255,788     1,109,472     8,652,236
  Less:  Cost of sales       975,000     4,879,870     1,609,007     1,109,472     6,354,405
  Less:  Expenses            598,825       677,609       361,300                   1,628,734
Pre-tax Operating Profit     210,175       173,441       285,481                     669,097
(Loss)

1st Quarter 2004
                              Global         HAT       World Jet    Intercompany  Consolidated
                           Stand-Alone   Stand-Alone  Stand-Alone   Eliminations

Revenues                     230,576      3,355,532     789,964        90,041       4,286,031
  Less:  Cost of sales       144,832      2,299,340     547,140        90,041       2,901,271
  Less:  Expenses            187,102        490,210     234,687                       911,999
Pre-tax Operating Profit    (101,358)       565,982       8,137                       472,761
(Loss)

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of March 31, 2005 we had outstanding indebtedness of $711,621 representing the amount owing relative to a Loan and Security Agreement with M&I Marshall & Ilsley Bank in the amount of $750,000 secured by a first priority lien on HAT's accounts receivable and all other assets. The term of the Loan is 3 years with an interest rate of 6.75% per annum. The Loan is payable in monthly installments of $23,072.19 with a maturity date of January 31, 2008. See Form 8-K filed February 8, 2005.

As of March 31, 2005, the Company's subsidiary, World Jet, had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the World Jet's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum as of this date. The total amount of invoices placed is $707,160.07 on which the factor advanced $533,740.78. As of March 31, 2005, the customers had made payment totaling $474,208.66, leaving a balance due to the factor of $232,957.41 payable by customers. No interest is being charged to customers. Interest due to the factor as of March 31, 2005 was $32,912.09 Interest due to the factor as of March 31, 2005 was $32,912.09. Interest applies to the face amount of invoices ($707,160.07) less the payments received ($474,208.66).

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

Significant changes in the Company's Balance Sheet for the quarter ended March 31, 2004 were as follows:

     Total assets decreased from $11,758,012 at December 31, 2004 to $10,572,271 at March 31, 2005. Significant changes for the period were:

          Cash on hand decreased $516,473.

          Accounts receivable showed a decrease of $1,952,679.

          Costs and expenses on uncompleted contracts in excess of billings increased $1,242,502.

          The Company's first quarter Balance Sheet reflects the reclassification of $1,946,490 of Inventory to Inventory, non-current. This is a substantial increase over the December 31, 2004 reclassification of $212,500 and is largely due to the unsold World Jet inventory acquired as part of the World Jet purchase on January 1, 2004.

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


Date: November 30, 2005

                         GLOBAL AIRCRAFT SOLUTIONS, INC.


                               By: /s/ Ian Herman
                             ----------------------
                             Ian Herman,
                             Chief Executive Officer
                             And Chief Financial Officer