Form 10QSB/A
period 2005-06-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-12-06
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                  Amendment 2


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


 6901 South Park Avenue
 Tucson, Arizona 85706
 Mail:  P.O. Box 23009
 Tucson AZ 85734-3009                                     (520) 294-3481
- ---------------------------------------               ----------------------
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

Yes [ x ] No [ ]


The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2005 are as follows:



     Class of Securities                              Shares Outstanding
- -----------------------------                         ------------------
Common Stock, $.001 par value                             30,700,386

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

                 Certifications ......................................

ITEM 1. FINANCIAL STATEMENTS.


                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheet
                       December 31, 2004 and June 30, 2005



                                     ASSETS
                                                       2004             2005
                                                     (audited)       (unaudited)
                                                   -----------       -----------
CURRENT ASSETS
Cash and cash equivalents                          $   549,904       $   140,359
Accounts receivable                                  4,766,215         4,932,485
Note receivable                                        175,642           224,161
Costs and estimated earnings on
 uncompleted contracts in                                                337,388
 excess of billings
Inventory                                            3,507,249         1,131,923
Other current assets                                   380,932           876,778
                                                   -----------       -----------

  TOTAL CURRENT ASSETS                             $ 9,379,942       $ 7,643,094

Property, plant and equipment                        1,632,134         1,468,301
Investment                                              25,000            25,000
Customer list, net                                     267,771           200,828
Agreement with vendor, net                              56,980            42,735
Goodwill                                                38,992            38,992
Inventory, non-current                                 212,500         2,536,320
Other assets                                           144,693            64,814
                                                   -----------       -----------

  TOTAL ASSETS                                     $11,758,012       $12,020,084
                                                   ===========       ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheet
                       December 31, 2004 and June 30, 2005



                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                        2004            2005
                                                     (audited)       (unaudited)
                                                   ------------    ------------

CURRENT LIABILITIES
Notes payable - short term                         $               $    178,678
Accounts payable - trade                              2,644,593       2,255,553
Due to factor                                           604,411         895,320
Customer deposits                                       280,537
Billings in excess of costs and estimated
  earnings on contracts in progress                     966,238
Accrued liabilities                                     844,709         442,175
Income taxes payable                                    311,182         311,182
Commitments and contingencies
                                                   ------------    ------------

  TOTAL CURRENT LIABILITIES                        $  5,651,670    $  4,082,908

LONG-TERM LIABILITIES
Notes payable - long term portion                                       475,575
                                                   ------------    ------------

  TOTAL LONG-TERM LIABILITIES                                      $    475,575
                                                   ------------    ------------

  TOTAL LIABILITIES                                $  5,651,670    $  4,558,483
                                                   ============    ============


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 50,000,000
  shares authorized 30,650,386 and
  30,700,386 shares issued 2004 and
  2005 and 30,650,386 and 30,700,386
  shares outstanding 2004
  and 2005                                         $     31,030   $      31,080
Additional paid-in capital                            7,033,950       7,048,900
Deferred compensation
Contributed capital                                     620,289         620,289
Retained earnings                                    (1,578,927)       (238,668)
                                                   ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY                       $  6,106,342    $  7,461,601
                                                   ============    ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 11,758,012    $ 12,020,084
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
                                              Capital
                          Shares    Amount     Amount      Amount        Amount                    Amount         Amount
----------------------- ---------- -------- ----------- ------------ -------------- --------- ---------------- -----------

 Balance December 31,   17,480,000   17,860   2,412,373      620,289    (332,000)                (3,870,213)    (1,151,691)
         2003
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------

----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    1st Qtr, 2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
Compensation expensed                                                     12,000
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
     2ndQtr, 2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Shares issued to      9,600,000    9,600   3,009,600
Barron partners for a
cash consideration of
    $.34 per share
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
  Shares pledged as      1,000,000    1,000     499,000
    payment on the
purchase of World Jet
    valued at $.50
   (issued 7/27/04)
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   900,000 options                               54,000
   granted at $ .06
     below market
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    3rd Qtr, 2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
 Shares issued to JG     2,115,386    2,115     946,832
 Capital, et al for a
cash consideration or
    $.52 per share
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
  Shares issued upon        55,000       55      17,545
 exercise of options
at $.32 per share and
   cash payment of
       $17,600.
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Shares issued as        400,000      400     91,600
   compensation for
professional services
to be rendered over a
   two-year period.
  Valued at $92,000
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   100,000 options                                3,000
 granted at .03 below
        market
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
Shares vested (Herman                                                       320,000
 & Sawyer employment
    agreement, 3rd
   Quarter of 2003)
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    4th Qtr, 2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Net Income/Loss                                                                                2,291,286
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
 Balance December 31,   30,650,386   31,030   7,033,950      620,289              0              (1,578,927)     6,106,342
         2004
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------

----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    1st Qtr, 2005
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Net Income/Loss
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    Shares issued           50,000       50      14,950
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Net Income/Loss                                                                                  658,092
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
Balance March 31, 2005  30,700,386   31,080  7,048,900       620,289              0                (920,835)     6,779,434
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------

----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
    2nd Qtr, 2005
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
      No change
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
   Net Income/Loss                                                                                  682,167
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------
Balance June 30, 2005   30,700,386   31,080   7,048,900      620,289              0                (238,668)     7,461,601
----------------------- ---------- -------- ----------- ------------ -------------- --------- -------------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                      GLOBAL AIRCRAFT SOLUTIONS, INC.
                              Condensed Consolidated Statement of Cash Flows
                             For the Six Months ended June 30, 2004 and 2005
                                                (unaudited)


                                                                    2004                     2005
                                                                 ----------                ----------

Cash flows from operating activities:
   Net Profit/(Loss)                                              1,517,746                1,340,259

Adjustments to reconcile net proft to net cash
  provided (used) by operating activities:
    Depreciation                                                    114,465                  231,912
    Amortization                                                     81,188                   81,188
    Allowance for Doubtful Accounts                                  (2,026)                 110,417
    Inventory write downs                                           102,083
    Gain from renegotiation                                        (537,308)
    Expenses paid with stock                                         46,959                  120,497

Changes in Assets and Liabilities:
    Accounts receivable                                                (502)                  77,407
    Prepaid expenses                                                 79,523                 (455,312)
    Costs and estimated earnings in excess of
          billings on contracts in progress                                                 (337,388)
    Inventory                                                    (1,224,620)               2,264,908
    Inventory, non-current                                                                (2,323,820)
    Restricted Funds                                             (1,650,945)                 (98,500)
    Other current assets                                            (30,736)
    Other non-current assets                                         (7,960)                 (26,782)
    Accounts payable-trade                                                                  (695,247)
    Accounts payable-related party                                   56,737                   (6,219)
    Due to factor                                                  (139,123)                 290,911
    Customer deposits                                               (25,000)                (280,537)
    Billings in excess of cost and estimated
       earnings on contracts in progress                            (18,766)                (966,238)
    Income tax payable                                             (463,690)
    Accrued liabilities                                            (360,924)                (396,315)

Net cash provided by/(used for) operating activities             (2,462,899)              (1,068,859)

Cash flows from investing activities:
    Purchase of property, plant and equipment                    (1,238,837)                 (68,081)

Net cash used for investing activities                           (1,238,837)                 (68,081)

Cash flows from financing activities:
   Proceeds from issuance of common stock                         3,264,000                   15,000
    Payments related to issuance of common stock                   (244,800)
    Proceeds from bank loans                                                                 750,000
    Repayment of bank loans                                                                  (95,747)
    Proceeds from short term financing                              206,311
    Payments received on notes receivable                           278,595
    Other financing activities, net                                 (34,165)                  58,142

Net cash provided by/(used for) financing activities              3,469,941                  727,395

Net increase in cash and cash equivalents                          (231,345)                (409,545)

Cash and cash equivalents at beginning of period                    599,036                  549,904

Cash and cash equivalents at end of period                          367,691                  140,359


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

                                                                   For the Six Months ended June 30, 2005
                                                                   --------------------------------------
                                                             Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
-----------------------------------------------------------------------------------------------------------------

Net Income                                                $1,340,259
Basic EPS
Income available to common stockholders                   $1,340,259            30,695,693               $0.04


Warrants                                                                         2,475,247
Options                                                                            809,890
Diluted EPS
Income available to common stockholders + assumed         $1,340,259            33,980,830               $0.04
conversions


                                                                   For the Quarter ended June 30, 2005
                                                                   -----------------------------------
                                                            Income                Shares             Per-Share
                                                          (Numerator)         (Denominator)            Amount
-------------------------------------------------------------------------------------------------------------
Net Income                                                $  682,167
Basic EPS
Income available to common stockholders                   $  682,167            30,700,386               $0.02


Warrants                                                                         3,094,764
Options                                                                            828,713
Diluted EPS
Income available to common stockholders + assumed         $  682,167            34,623,863               $0.02
conversions


                                                                   For the Six Months ended June 30, 2004
                                                                   --------------------------------------
                                                            Income                Shares             Per-Share
                                                          (Numerator)         (Denominator)            Amount
--------------------------------------------------------------------------------------------------------------

Net Income                                                $1,517,746
Basic EPS
Income available to common stockholders                   $1,517,746            19,336,354               $0.08


Warrants                                                                            58,378
Options                                                                            486,486
Diluted EPS
Income available to common stockholders + assumed         $1,517,746            19,881,218               $0.08
conversions



                                                                   For the Quarter ended June 30, 2004
                                                                   -----------------------------------
                                                            Income                Shares             Per-Share
                                                          (Numerator)         (Denominator)            Amount
--------------------------------------------------------------------------------------------------------------

Net Income                                                $  802,973
Basic EPS
Income available to common stockholders                   $  802,973            21,277,802               $0.04


Warrants                                                                           137,143
Options                                                                            535,714
Diluted EPS
Income available to common stockholders + assumed         $  802,973            21,950,659               $0.04
conversions

    ----------------------------------------------------------------------
    Calculation of Weighted Average Shares for Six Months ended June 30,
    2005
    ----------------------------------------------------------------------
    Issues      Shares O/S     Dates                    Days   Average
    ------      ----------     -----                    ----   -------

                30,650,386     01/01/05 - 01/18/05       17      2,878,769
    50,000      30,700,386     01/18/05 - 06/30/05      164     27,816,924
    ----------- -------------- ----------------------- ------- -----------
                               Total shares                     30,695,693
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
                                           Outstanding
    ----------------------- -------------- ------------------

    Warrants @ $.34               720,000             58,378
    Options  @ $.17               900,000            486,486
    ----------------------- ------------- -----------------
                            Total                    544,865
                            dilution
    ------------------------ -------------- ----------------
    (Average Price $0.37)
    ----------------------- -------------- -----------------



    --------------------------------------------------------
    Calculation of Dilution for Quarter ended June 30,  2004
    --------------------------------------------------------
                            No. of         Incremental
                            shares         shares
                                           Outstanding
    ----------------------- -------------- -----------------

    Warrants @ $.34               720,000            137,143
    Options  @ $.17               900,000            535,714
    ----------------------- -------------- -----------------
                            Total                    672,857
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

                                                            2005         2004
                                                       Unaudited       Audited

     Costs and estimated earnings in excess            $ 286,625
      from above
     Billings in excess from above                                 $(1,281,156)
     Time and material, unbilled                          50,763       314,918
                                                       ---------   -----------

                                       Net             $ 337,388   $  (966,238)
                                                       =========   ===========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.


7. INVENTORY

Inventories consisted of the following:


                                           June 30,       December 31,
                                             2005             2004
                                          Unaudited         Audited


                 Maintenance Hardware        487,984          $ 991,206
                 Parts for Resale            515,539          2,011,269
                 Aircraft & Engines          128,400            214,774
                                           -----------    ---------------

                                          $1,131,923         $3,507,249
                                          ===========    ===============

8. PROPERTY AND EQUIPMENT


                                       June 30,       December 31,
                                        2005             2004
                                      Unaudited         Audited

         Gross Asset Value

      Land and improvements          $    25,094      $    25,094
      Buildings and improvements         190,479          183,866
      Vehicles                            73,328           73,328
      Computers and Software             289,060          289,561
      Other office equipment              43,563           50,805
      Machinery and equipment          1,638,057         1,568,847
                                     -----------      ------------

           Sub Total                 $ 2,259,581       $ 2,191,501

      Less accumulated depreciation      791,280           559,367
                                     -----------       -----------


      Property and equipment, Net    $ 1,468,301       $ 1,632,134
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

Gross profit for the first half of 2005 was $4,696,870 while gross profit for the first half of 2004 was $2,985,191, a 57% increase. During the first half of 2005, 56.8% of HAT's revenue came from its top five customers, 71% of Word Jet's revenue, after intercompany eliminations, was derived from its top 3 customers.

While the Company aggressively seizes revenue-producing opportunities such as aircraft sales, management gauges results by looking at what historically has been the core revenue producing activity, the sale of labor hours. In the first half of 2005, revenue produced from labor was $7,947,876 as compared with $6,052,943 the first half of 2004. This represents an increase of 31%. The comparative costs for all direct labor, including work performed by outside contractors, was $4,797,509 in the first half of 2005 compared with $2,849,265 for the same period in 2004. All direct labor costs were 60% of sales in first half of 2005 compared with 47% in the first half of 2004. The relationship between direct labor costs and direct labor revenues rose 13% from 2004 to 2005. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. Also, a substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. Management is confident that adjustments to increased volume will be made and profitability will benefit over time.

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

Interest expense for the Company, during the first half of 2005 was $304,391, however, $154,368 of that amount was billed to a customer.


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

Significant changes in the Company's Balance Sheet for the quarter ended June 30, 2005 were as follows:

          Total assets increased from $10,572,271 at March 31, 2005 to $12,020,084 at June 30, 2005. Significant changes for the period were:

               Cash on hand increased $106,928.

               Accounts receivable showed an increase of $2,118,949. This increase reflects to a degree the unusually large $1,242,502 in unbilled earned revenue at March 31, 2005, approximately $1 million of which could have been invoiced and been included in accounts receivable at March 31, 2005.

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