Form 10QSB/A
period 2005-09-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2005-12-06
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                Amendment No. 3


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


The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2005 are as follows:


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




                                           GLOBAL AIRCRAFT SOLUTIONS, INC.
                                         Condensed Consolidated Balance Sheet
                                       December 31, 2004 and September 30, 2005

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           2004                     2005
                                                                         (audited)               (unaudited)
                                                                       ------------             -------------

CURRENT LIABILITIES
Accounts payable - trade                                               $  2,644,593             $ 10,438,038
Due to factor                                                               604,411
Customer deposits                                                           280,537
Billings in excess of costs and estimated
  earnings on contracts in progress                                         966,238                  436,426
Accrued liabilities                                                         844,709                  360,305
Income taxes payable                                                        311,182                  513,994
Commitments and contingencies
                                                                       ------------             ------------

  TOTAL CURRENT LIABILITIES                                            $  5,651,670             $ 11,748,763

LONG-TERM LIABILITIES
Notes payable - long term portion
                                                                       ------------             ------------

  TOTAL LONG-TERM LIABILITIES
                                                                       ------------             ------------

  TOTAL LIABILITIES                                                    $  5,651,670             $ 11,748,763
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

                                          Three Months        Three Months          Nine Months        Nine Months
                                             ended               ended                 ended               ended
                                         September 30,       September 30,         September 30,       September 30,
                                              2004                2005                 2004                 2005


Net sales                                $  8,112,082           15,462,146           16,698,987           32,943,760
Cost of sales                              (6,153,617)         (12,165,322)         (11,650,470)         (24,839,649)
Inventory write down                          (55,208)             (55,208)            (160,069)            (165,625)
                                         ------------         ------------         ------------         ------------

Gross profit                             $  1,903,257         $  3,241,616         $  4,888,448         $  7,938,486

Selling, general and
administrative expense                     (1,827,738)          (2,284,532)          (3,526,330)          (5,651,307)
Penalties                                     (21,255)                                 (211,767)              (1,006)
                                         ------------         ------------         ------------         ------------

Gain (loss) from operations              $     54,264         $    957,084         $  1,150,351         $  2,286,173

Other income (expense):
     Interest income                            3,159               61,970               64,551              265,989
     Interest expense                         (50,765)             (60,245)            (235,578)            (364,636)
     Discounts taken                           13,271              (10,000)              27,544                7,715
     Miscellaneous expense                                            (110)              (9,084)                (110)
     Miscellaneous income                      10,938                5,810               13,521               99,727
     Gain on renegotiation of
contracts                                     607,194                                 1,144,502
                                         ------------         ------------         ------------         ------------
                                         $    638,061         $    954,509         $  2,155,807         $  2,294,858
Net profit (loss), Before taxes
     Estimated Income Tax                                         (293,266)                                 (293,356)
                                         ------------         ------------         ------------         ------------

Net profit (loss), After taxes           $    638,061         $    661,243         $  2,155,807         $  2,001,502
                                         ============         ============         ============         ============

Net profit (loss) per share,
Basic                                    $       0.02         $       0.02         $       0.10         $       0.06
Net profit (loss) per share,
Fully diluted                            $       0.02         $       0.02         $       0.09         $       0.06
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


                                                   Additional   Contributed    Deferred    Treasury    Accumulated    Stockholder
                                                     Paid-in      Capital    Compensation   Stock    Earnings/Deficit   Equity
                                                    Capital
                            Shares      Amount       Amount        Amount       Amount                    Amount         Amount
----------------------------------------------------------------------------------------------------------------------------------

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




                                        GLOBAL AIRCRAFT SOLUTIONS, INC.
                                Condensed Consolidated Statement of Cash Flows
                            For the Nine Months ended September 30, 2004 and 2005
                                                  (unaudited)


                                                                    2004                 2005

Cash flows from operating activities:
    Net Profit/(Loss)                                          2,155,807                2,001,502

Adjustments to reconcile net profit to net cash
  provided (used) by operating activities:
    Depreciation                                                 215,882                  356,104
    Amortization                                                 121,782                  121,782
    Allowance for Doubtful Accounts                               (2,026)                 165,625
    Inventory write downs                                        157,291                  104,847
    Gain from renegotiation                                   (1,144,502)
    Expenses paid with stock                                     402,199                  182,234

Changes in Assets and Liabilities:
    Accounts receivable                                         (277,981)              (2,067,338)
    Prepaid expenses                                               1,541                  (99,817)
    Costs and estimated earnings in excess of
          billings on contracts in progress
    Inventory                                                 (1,410,569)              (2,106,202)
    Inventory, non-current                                                             (2,134,040)
    Investments                                                  (25,000)
    Restricted Funds                                            (400,945)                 (22,681)
    Other current assets                                         (21,823)                (446,893)
    Other non-current assets
    Accounts payable-trade                                       999,532                6,745,014
    Accounts payable-related party                                56,737                   (6,219)
    Due to factor                                               (102,452)                (604,409)
    Customer deposits                                               (800)                (280,537)
    Billings in excess of cost and estimated
       earnings on contracts in progress                        (461,067)                (529,812)
    Income tax payable                                          (463,690)                 202,812
    Accrued liabilities                                         (455,259)                (478,185)

Net cash provided by/(used for) operating activities            (655,341)               1,103,787

Cash flows from investing activities:
    Purchase of property, plant and equipment                 (1,244,114)                (221,746)
    Purchase of World Jet, net of cash acquired                 (361,920)
    Purchase of World Jet, Goodwill                             (597,724)
    Investment in SPC (Equity Method)                                                  (2,935,057)

Net cash used for investing activities                        (2,203,758)              (3,156,803)

Cash flows from financing activities:
    Proceeds from issuance of common stock                     4,381,600                4,911,000
    Payments related to issuance of common stock                (395,853)                (244,800)
    Proceeds/payments - short term loans, net                   (422,238)
    Proceeds from bank loans                                                            4,486,634
    Repayment of bank loans                                                            (4,486,634)
    Payments used in mandatory redemptions                      (400,535)
    Other financing activities, net                                6,324                   57,303

Net cash provided by/(used for) financing activities           3,169,298                4,723,503

Net increase in cash and cash equivalents                        310,199                2,670,487

Cash and cash equivalents at beginning of period                 367,691                  549,904

Cash and cash equivalents at end of period                       677,890                3,220,391


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


                                                              For the Nine Months ended September 30, 2005
                                                          -----------------------------------------------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
                                                          -----------         -------------            ------

Net Income                                                $2,001,502
Basic EPS
Income available to common stockholders                   $2,001,502            32,301,506               $0.06



Warrants                                                                           437,433
Options                                                                            967,359
Diluted EPS
Income available to common stockholders + assumed         $2,001,502            33,706,298               $0.06
conversions



                                                                For the Quarter ended September 30, 2005
                                                          -----------------------------------------------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
                                                          -----------         -------------            ------
Net Income                                                $  661,243
Basic EPS
Income available to common stockholders                   $  661,243            35,460,775               $0.02



Warrants                                                                           939,599
Options                                                                            939,599
Diluted EPS
Income available to common stockholders + assumed         $  661,243            38,167,627               $0.02
conversions






                                                                 For the Nine Months ended September 30, 2004
                                                             -----------------------------------------------------
                                                               Income                Shares              Per-Share
                                                             (Numerator)         (Denominator)            Amount
                                                             -----------         -------------            ------

Net Income                                                    $2,155,807
Basic EPS
Income available to common stockholders                       $2,155,807            22,539,728               $0.10

Warrants                                                                               176,000
Options                                                                                615,556
Diluted EPS
Income available to common stockholders + assumed             $2,155,807            23,331,284               $0.09
conversions



                                                               For the Quarter ended September 30, 2004
                                                         -----------------------------------------------------
                                                           Income                Shares              Per-Share
                                                         (Numerator)         (Denominator)            Amount
                                                         -----------         -------------            ------
Net Income                                                $638,061
Basic EPS
Income available to common stockholders                   $638,061            28,880,828               $0.02

Warrants                                                                         342,096
Options                                                                          716,393
Diluted EPS
Income available to common stockholders + assumed         $638,061            29,939,317               $0.02
conversions


    Calculation of Weighted Average Shares for Nine Months ended September 30, 2005
    --------------------------------------------------------------------------------
     Issues          Shares O/S     Dates                     Days      Average
    --------------- -------------- ------------------------ -------- ---------------
                    30,650,386     01/01/05 - 01/18/05        17       1,908,632
         50,000     30,700,386     01/18/05 - 08/03/05       197      22,153,758
      7,200,000     37,900,386     08/03/05 - 08/30/05        27       3,748,390
        399,000     38,299,386     08/30/05 - 09/14/05        15       2,104,362
         22,812     38,322,198     09/14/05 - 09/30/05        17       2,386,364

                                   Total shares                       32,301,506


    Calculation of Weighted Average Shares for the Quarter ended September 30, 2005
    -------------------------------------------------------------------------------
    Issues          Shares O/S     Dates                    Days      Average
    --------------- -------------- ----------------------- ------- ----------------
                     30,700,386     07/01/05 - 08/03/05       33     11,012,095
     7,200,000       37,900,386     08/03/05 - 08/30/05       27     11,122,939
       399,000       38,299,386     08/30/05 - 09/14/05       15      6,244,465
        22,812       38,322,198     09/14/05 - 09/30/05       17      7,081,276

                                   Total shares                      35,460,775

            Calculation of Dilution for Nine Months ended September 30,2005
            ---------------------------------------------------------------
                                       No. of shares   Incremental shares
                                                       Outstanding
            -------------------------- --------------- --------------------
            Warrants @ $0.34                  219,000              152,518
            Warrants @ $0.52                  135,842               72,773
            Warrants @ $0.68                  540,000              212,143
            Warrants @ $1.00                1,137,020              121,824
            Options  @ $0.17                  900,000              763,393
            Options  @ $0.20                  100,000               82,143

                                       Total dilution            1,404,793

            (Average Price $1.12)



            Calculation of Dilution for the Quarter ended September 30, 2005
            ----------------------------------------------------------------
                                       No. of shares   Incremental shares
                                                       Outstanding
            -------------------------- --------------- ---------------------
            Warrants @ $0.34                  219,000               169,689
            Warrants @ $0.52                  135,842                89,062
            Warrants @ $0.68                  540,000               296,821
            Warrants @ $1.00                1,137,020               384,027
            Warrants @ $1.36                8,877,020               881,823
            Options  @ $0.17                  900,000               798,675
            Options  @ $0.20                  100,000                86,755

                                       Total dilution             2,706,852

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

Intangible Assets

The amounts assigned to Customer List and Agreement with Vendor are recorded at the value assigned when hey were acquired in a business purchase. The amounts are being amortized over three years using the straight-line method. The Company assesses the ongoing recoverability of intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company's incremental borrowing rate.

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

                               Share value  Vesting Date
                                        on
                               Measurement
                                      Date
        --------------------- ------------- ------------- -------------
               Common Shares                                38,322,198
                  Issued and
                 Outstanding
        --------------------- ------------- ------------- -------------
                 Unconverted
            Warrants Issued:
        --------------------- ------------- ------------- -------------
                     @ $0.34           .50                     219,000
                     @ $0.68           .50                     540,000
                     @ $1.36           .50                   7,740,000
                     @ $0.52           .65                     135,842
                     @ $1.00           .65                   1,137,020
                     @ $1.36           .65                   1,137,020

                    Subtotal                                10,908,882

             Options Issued:
        --------------------- ------------- ------------- -------------
                     @ $0.17           .23                     900,000
                     @ $0.20           .23                     100,000

                    Subtotal                                 1,000,000


             Awards of stock
               pending under
                  employment
                   contracts
        --------------------- ------------- ------------- -------------

                                       .60    07/23/2006        30,000
                                       .60    07/30/2006       300,000

                    Subtotal                                   330,000

                       Total                                50,561,080

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

                              RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of September 30,2005, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004. Management elected, beginning in 2005, to conduct our aircraft trading operations under the parent company Global Aircraft Solutions, Inc.


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

Operating revenue for the three and nine months ended September 30, 2005 was $15,462,146 and $32,943,780, respectively. This operating revenue was nearly twice the $8,112,082 and $16,698,987 that was earned during those periods in 2004. Aircraft trading contributed $12.675 million to revenues in the first nine months of 2005.

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


Significant changes in the Company's Balance Sheet for the quarter ended September 30, 2005 were as follows:

         Total assets increased from $12,020,084 at June 30, 2005 to $24,522,807 at September 30, 2005. Significant changes for the period were:

              Cash on hand increased $3,080,032. On July 27, 2005, Global issued 7,200,000 shares of restricted common stock to Barron Partners, L.P. upon the exercise of warrants to purchase 7,200,000 shares of restricted common stock of the Company at $0.68 per share representing a total warrant exercise price of $4,896,000. See Form 8-K filed 8/02/2005.

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

Cash


As of September 30, 2005 we had $3,220,391 in cash on hand and approximately $7,681,582 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.


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