Form 10QSB/A
period 2005-09-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2006-02-28
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 Amendment No. 4



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

                                          Three Months        Three Months          Nine Months        Nine Months
                                             ended               ended                 ended               ended
                                         September 30,       September 30,         September 30,       September 30,
                                              2004                2005                 2004                 2005


Net sales                                $  8,112,082           15,462,146           16,698,987           32,943,760
Cost of sales                              (6,153,617)         (12,165,322)         (11,650,470)         (24,839,649)
Inventory write down                          (55,208)             (55,208)            (160,069)            (165,625)
                                         ------------         ------------         ------------         ------------

Gross profit                             $  1,903,257         $  3,241,616         $  4,888,448         $  7,938,486

Selling, general and
administrative expense                     (1,827,738)          (2,284,532)          (3,526,330)          (5,651,307)
Penalties                                     (21,255)                                 (211,767)              (1,006)
                                         ------------         ------------         ------------         ------------

Gain (loss) from operations              $     54,264         $    957,084         $  1,150,351         $  2,286,173


Other income (expense):
     Interest income                            3,159               55,487               64,551              259,506
     Interest expense                         (50,765)             (53,762)            (235,578)            (358,153)
     Discounts taken                           13,271              (10,000)              27,544                7,715
     Miscellaneous expense                                            (110)              (9,084)                (110)
     Miscellaneous income                      10,938                5,810               13,521               99,727
     Gain on renegotiation of
contracts                                     607,194                                 1,144,502
                                         ------------         ------------         ------------         ------------
                                         $    638,061         $    954,509         $  2,155,807         $  2,294,858
Net profit (loss), Before taxes
     Estimated Income Tax                                         (293,266)                                 (293,356)
                                         ------------         ------------         ------------         ------------


Net profit (loss), After taxes           $    638,061         $    661,243         $  2,155,807         $  2,001,502
                                         ============         ============         ============         ============

Net profit (loss) per share,
Basic                                    $       0.02         $       0.02         $       0.10         $       0.06
Net profit (loss) per share,
Fully diluted                            $       0.02         $       0.02         $       0.09         $       0.06
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




                                        GLOBAL AIRCRAFT SOLUTIONS, INC.
                                Condensed Consolidated Statement of Cash Flows
                            For the Nine Months ended September 30, 2004 and 2005
                                                  (unaudited)


                                                                    2004                 2005

Cash flows from operating activities:
    Net Profit/(Loss)                                          2,155,807                2,001,502

Adjustments to reconcile net profit to net cash
  provided (used) by operating activities:
    Depreciation                                                 215,882                  356,104
    Amortization                                                 121,782                  121,782
    Allowance for Doubtful Accounts                               (2,026)                 165,625
    Inventory write downs                                        157,291                  104,847
    Gain from renegotiation                                   (1,144,502)
    Expenses paid with stock                                     402,199                  182,234


Changes in Assets and Liabilities:
    Accounts receivable                                         (277,981)              (2,060,855)
    Prepaid expenses                                               1,541                  (99,817)
    Costs and estimated earnings in excess of
          billings on contracts in progress
    Inventory                                                 (1,410,569)              (2,106,202)
    Inventory, non-current                                                             (2,134,040)
    Investments                                                  (25,000)
    Restricted Funds                                            (400,945)                 (22,681)
    Other current assets                                         (21,823)                (446,893)
    Other non-current assets
    Accounts payable-trade                                       999,532                6,738,531
    Accounts payable-related party                                56,737                   (6,219)
    Due to factor                                               (102,452)                (604,409)
    Customer deposits                                               (800)                (280,537)
    Billings in excess of cost and estimated
       earnings on contracts in progress                        (461,067)                (529,812)
    Income tax payable                                          (463,690)                 202,812
    Accrued liabilities                                         (455,259)                (478,185)


Net cash provided by/(used for) operating activities            (655,341)               1,103,787

Cash flows from investing activities:
    Purchase of property, plant and equipment                 (1,244,114)                (221,746)
    Purchase of World Jet, net of cash acquired                 (361,920)
    Purchase of World Jet, Goodwill                             (597,724)
    Investment in SPC (Equity Method)                                                  (2,935,057)

Net cash used for investing activities                        (2,203,758)              (3,156,803)

Cash flows from financing activities:
    Proceeds from issuance of common stock                     4,381,600                4,911,000
    Payments related to issuance of common stock                (395,853)                (244,800)
    Proceeds/payments - short term loans, net                   (422,238)
    Proceeds from bank loans                                                            4,486,634
    Repayment of bank loans                                                            (4,486,634)
    Payments used in mandatory redemptions                      (400,535)
    Other financing activities, net                                6,324                   57,303

Net cash provided by/(used for) financing activities           3,169,298                4,723,503

Net increase in cash and cash equivalents                        310,199                2,670,487

Cash and cash equivalents at beginning of period                 367,691                  549,904

Cash and cash equivalents at end of period                       677,890                3,220,391



Interest paid for the nine months ended September 30, 2004 was $235,578.
Interest paid for the nine months ended September 30, 2005 was $358,153.
Taxes paid during the nine months ended September 30, 2004 were $0. Taxes paid during the nine months ended September 30, 2005 were $90,544.00.


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
conversions



                                                                For the Quarter ended September 30, 2005
                                                          -----------------------------------------------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
                                                          -----------         -------------            ------
Net Income                                                $  661,243
Basic EPS
Income available to common stockholders                   $  661,243            35,460,775               $0.02



Warrants                                                                           939,599
Options                                                                          1,767,253
Diluted EPS
Income available to common stockholders + assumed         $  661,243            38,167,627               $0.02
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

Weighted average fair            None
value of options
granted during the year

5.  EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, the Company together with BCI Aircraft Leasing, ("BCI"), formed a joint venture Delaware limited liability company called JetGlobal, LLC. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of JetGlobal while the Company will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. The Company invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in JetGlobal. Pursuant to the terms of JetGlobal's Operating Agreement, although the Company has a 30% membership and profit interest, it is only responsible for 25% of the costs and expenses associated with JetGlobal including any business transactions. (See Form 8-K/A filed September 9, 2005.)

As of September 30, 2005, Equity in net asserts and advances to affiliates consisted of the following:

           Initial investment in JetGlobal               $1,125,000
           Payment of 25% share of purchase of seven      1,925,000
           aircraft
           Expenses paid on behalf of JetGlobal             100,442
           Reduction of investment, related to
           transfer of aircraft to the Company*           (215,385)
              Balance at September 30, 2005              $2,935,057



*Nearly simultaneously to the finalization of the LLC agreement with BCI, a customer of the Company's opted to purchase an aircraft that the LLC bought subsequent to the formation of the LLC. By mutual agreement of the LLC partners, BCI and the Company, that particular aircraft was transferred to the Company for a direct sale to the Company's customer. The Company's investment in the LLC was reduced by $215,385, which represented 25% of the cost of the aircraft and which had been originally invested by the Company into the LLC. The other 75% of the cost of the aircraft was paid directly to BCI, the Company's partner in the LLC. This transaction was largely the result of the timing of different sets of negotiations. It is not the company's plan to purchase aircraft from the LLC in the future.

The Financial Statements herein presented for September 30, 2005 include an amount of $861,538 in cost of sales related to this transaction. The approximate consolidated net income before tax included related to this sales transaction is $888,462.


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

On August 26, 2005, Global together with BCI Aircraft Leasing, ("BCI"), formed a joint venture Delaware limited liability company called JetGlobal, LLC. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of JetGlobal while Global will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. Global invested an initial amount of $1,125,000 for a 30% membership and profit interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in JetGlobal. Pursuant to the terms of JetGlobal's Operating Agreement, although the Company has a 30% membership interest, it is only responsible for 25% of the costs and expenses associated with JetGlobal including any business transactions. (See Form 8-K/A filed September 9, 2005.)

Nearly simultaneously to the finalization of the LLC agreement with BCI, a customer of the Company's opted to purchase an aircraft that the LLC bought subsequent to the formation of the LLC. By mutual agreement of the LLC partners, BCI and the Company, that particular aircraft was transferred to the Company for a direct sale to the Company's customer. The Company's investment in the LLC was reduced by $215,385, which represented 25% of the cost of the aircraft and which had been originally invested by the Company into the LLC. The other 75% of the cost of the aircraft was paid directly to BCI, the Company's partner in the LLC. This transaction was largely the result of the timing of different sets of negotiations. It is not the company's plan to purchase aircraft from the LLC in the future. The Financial Statements herein presented for September 30, 2005 include an amount of $861,538 in cost of sales related to this transaction. The approximate consolidated net income before tax included related to this sales transaction is $888,462.

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

Interest expense for the Company, during the first nine months of 2005, was $358,153 however, $154,368 of that amount was billed to a customer under separate agreement wherein the customer agreed to pay the interest assessed under the factoring agreement because only that particular customer's invoices were factored as a result of the customer's cash flow needs. During the course of the year, the factor has been paid in full and the customer has paid all interest charges that were billed by the Company.

Interest income of $259,506 was recognized during the nine months ended September 30, 2005. Interest charges on various accounts receivable accounts comprised $251,295 of this (154,368 of which was discussed in the preceding paragraph. Interest on notes receivable comprised $3,750, and the balance was interest earned on various bank accounts.

The following tables depict our results of operations for the third quarter of 2005 and for the third quarter of 2004 and the first nine months of 2005 and for the first nine months of 2004 on a stand-alone basis and on a consolidated basis for Global, HAT and World Jet:


3rd Quarter 2005
                                     Global               HAT              World Jet      Intercompany       Consolidated
                                   Stand-Alone         Stand-Alone        Stand-Alone     Eliminations

Revenues                            8,680,000          4,226,592          3,245,789           690,235        15,462,146
  Less:  Cost of sales              6,861,538          3,736,561          2,312,666           690,235        12,220,530
  Less:  Expenses                   1,061,040            871,853            351,639                           2,284,532
Gain (loss) from operations           757,422           (381,822)           581,484                             957,084
Other income (expense)                 (6,543)            16,804            (12,836)                             (2,575)
Net profit (loss) before taxes        750,879           (365,018)           568,648                             954,509


3rd Quarter 2004
                                     Global               HAT              World Jet      Intercompany       Consolidated
                                   Stand-Alone         Stand-Alone        Stand-Alone     Eliminations

Revenues                              165,968          6,576,013          1,893,902           523,801         8,112,082
  Less:  Cost of sales                 92,624          5,153,586          1,486,416           523,801         6,208,825
  Less:  Expenses                     681,466            940,211            227,336                           1,848,993
Gain (loss) from operations          (608,102)           482,216            180,150                              54,264
Other income (expense)                (13,481)           602,104              4,826                             583,797
Net profit (loss) before taxes       (621,583)          (112,437)           175,324                             638,061


First nine months of 2005

                                     Global               HAT              World Jet      Intercompany       Consolidated
                                   Stand-Alone         Stand-Alone        Stand-Alone     Eliminations

Revenues                           11,875,000         16,322,120          7,593,788         2,847,148        32,943,760
  Less:  Cost of sales              8,586,606         13,785,852          5,479,964         2,847,148        25,005,274
  Less:  Expenses                   2,023,924          2,674,213            954,176                           5,652,313
Gain (loss) from  operations        1,264,470           (137,945)         1,159,648                           2,286,173
Other income (expense)                 (3,987)            25,508            (12,836)                              8,685
Net profit (loss) before taxes      1,260,483           (112,437)         1,146,812                           2,294,858


First nine months of 2004
                                     Global               HAT              World Jet      Intercompany        Consolidated
                                   Stand-Alone         Stand-Alone        Stand-Alone     Eliminations

Revenues                              942,002         13,015,073          3,427,587           685,675        16,698,987
  Less:  Cost of sales                524,081          9,561,285          2,410,848           685,675        11,810,539
  Less:  Expenses                   1,212,758          1,891,244            634,095                           3,738,097
Gain (loss) from operations          (794,837)         1,562,544            382,644                           1,150,351
Other income (expense)                (25,030)           590,923            439,563                           1,005,456
Net profit (loss) before taxes       (819,867)         2,153,467            822,207                           2,155,807



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

While Management has been aggressively doing its aircraft trading and aircraft parts sale business, it still views HAT's aircraft maintenance segment as the major generator of business opportunities for World Jet and Global. In order to prevent further cannibalization of HAT's profit margins by Global's rapidly growing aircraft trading business segment, Management has decided that moving forward it makes more sense on the internal accounting basis for HAT to bill Global on a cost-plus basis for all in-house aircraft trading maintenance work. In that way, we can still maintain budgetary pressure on HAT for in-house work but, as the aircraft trading transaction is in process, the numbers will more accurately reflect the contribution of HAT to the total deal while also giving a more realistic picture of the profitability of the trading side of the transaction. This internal accounting change, together with the fact that HAT has completed and delivered the one loss-generating maintenance contract that adversely effected HAT's third quarter bottom line, should insure that HAT will return to profitability in the fourth quarter. This internal accounting change will have no impact on the Company's consolidated results. It should be noted however, that to the extent that aircraft trading operations constitute a growing portion of our business, there will tend to be increased spikes in revenue, (periodss when aircraft sales, by their nature very large, result in higher numbers in quarters where they occur as opposed to quarters wherer they do not occur, or occur in fewer numbers), in our financial statements.


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



Date: February 15, 2006


                                           GLOBAL AIRCRAFT SOLUTIONS, INC.


                                           By:  /s/  Ian Herman
                                               ---------------------------------
                                               Ian Herman,
                                               Chief Executive Officer
                                               And Chief Financial Officer