Form 10KSB
period 2005-12-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2006-04-10
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For year ended December 31, 2005 Commission File No. 0-28575

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


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [ ] No


Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] Yes [ ] No

The registrant's revenues for its most recent fiscal year were $41,228,648. At March 22, 2006, a total of 38,728,215 shares of common stock were outstanding, and the aggregate market value of the shares of common stock of the registrant held by non-affiliates on March 22, 2006, was approximately $49,409,538.30 (based on the closing sales price of the common stock (as reported on the OTC Bulletin Board maintained by the NASD on such date, which was $1.62 per share).


                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Aircraft Solutions, Inc. ("Global") and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc. ("HAT") and World Jet Corporation ("World Jet") that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Global, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Global, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: relating to our results of operations, competitive factors, shifts in market demand, and other risks and uncertainties (including those described under "Risk Factors" below and elsewhere in this report), that may affect our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could differ materially from those anticipated.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Global is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin Board under symbol GACF. Global was formed as a holding company to establish, maintain and administer the equity and debt funding of any acquired subsidiaries as well as maintain such capitalization of any subsidiaries. At the beginning of 2005, it was decided that in addition to its role as holding company, Global would become active in aircraft trading, replacing HAT in that arena. The only revenue that has been reported prior to this time by Global was revenue derived from a contract with Mesa Airlines, beginning in the third quarter of 2003 and ending in December of 2004. That revenue represented the first revenue produced by the parent Company (Global) since consolidation with HAT. This work was performed by HAT, but revenue and expenses were booked to Global because the customer wanted to contract directly with HAT's parent (Global) rather than with the wholly owned subsidiary (HAT).

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

During the year ended December 31, 2005, 73% of the Company's operations were conducted by two operating subsidiaries: HAT which accounted for approximately 56% of the Company's revenue and Word Jet which accounted for approximately 17% of the Company's revenue. The Company's share of Jetglobal 2005 net income was over $1,000,000. Global contributed 27% of the Company's revenue through its entrance into the aircraft trading venue. In addition to the operating expenses incurred by Global for administrative, legal and accounting functions associated with Global managing the shares of its wholly owned subsidiaries as well as all activities related to capitalizing and maintaining adequate capitalization levels for its subsidiaries, Global, beginning in 2005, also reports expenses generated in the pursuit of aircraft trading.


OPERATING SEGMENTS

See Note 4 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business. The Company has divided its operations into the following reportable segments: aircraft maintenance, repair, and overhaul; aircraft trading (i.e. aircraft brokerage and/or the purchase for resale or lease of aircraft and/or aircraft engines); and part sales. All aircraft maintenance, repair and overhaul is performed at HAT. Beginning January 1, 2005, all of the Company's aircraft trading has been done through Global. (the Company's partnership, Jetglobal , also did aircraft trading). Prior to that date all aircraft trading transactions were handled through HAT. Subsequent to its acquisition in January 2004, substantially all part sales were done by the Company's wholly owned subsidiary, World Jet.


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

RATING            MANUFACTURER            MAKE/MODEL
------            ------------            ----------

Airframe          Boeing                  B-727-100-200 - All Series
                  Boeing                  B-737-100/200/300/400/500 - All Series
                  Boeing                  B-757 - All Series, Limited
                  Douglas                 DC-8 - All Series
                  Douglas                 DC-9 - All Series
Power Plant       Pratt & Whitney         JT-3D
                  Pratt & Whitney         JT-8D
                  General Electric        CFM-56


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

HAT's customers include Jets MD Lease (11.8%) and MD Leasego, Ltd. (5.3%), both Daimler Chrysler, division of Aviation, partnerships, Jetran International (9.4%), an aircraft trading and leasing company, Savanna Aviation, LLC (9.6%), a leasing company and a subsidiary of Jetran, Aero California (5.9%), a Mexican airline, Falcon Air Express (5.4%), a 121 United States passenger operator, Pegasus Aviation (4.5%), a large aircraft leasing company and long-time Hamilton Aviation customer, as well as a number of smaller customers. HAT is working to increase and diversify its customer base and expects to sign more maintenance contracts.

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


WORLD JET CORPORATION, INC. ("WORLD JET")
-----------------------------------------

Operations and Services
-----------------------

World Jet sells and brokers the sale of aircraft parts, airframe components, engines and engine materials including Expendables, Rotables and Consumables. Expendables are miscellaneous hardware items such as nuts, bolts, rivets, screws, etc. used as part of the aircraft part installation and service process. Rotables are serialized aircraft parts and components that are FAA certificated and tracked as FAA certified parts. Consumables are miscellaneous supplies such as sealants, grease, oil, lubricants, tape, etc. that are used and consumed in conjunction with the installation of Expendables and Rotables. World Jet brokers the sale of aircraft parts, airframe components, engines and engine materials and also maintains an inventory of it's own overhauled aircraft parts, airframe components, engines and engine materials for re-sale. When brokering such materials and parts, World Jet introduces other aircraft parts sellers with aircraft parts consumers who are in need of certain aircraft parts and receives a brokerage commission for arranging such sale. World Jet also maintains an inventory of aircraft parts, airframe components, engines and engine materials for resale that World Jet obtains from distressed companies and by purchasing aircraft and salvaging and overhauling parts removed there from.
If any parts purchased by World Jet from distressed companies or removed and salvaged from aircraft purchased by World Jet require any repairs or overhaul, World Jet out sources such repair and/or overhaul work to an FAA approved repair and overhaul facility which must comply with FAA regulations regarding the traceability of certificated aircraft parts. World Jet services aircraft operators, aircraft leasing companies and MRO facilities such as HAT. World Jet is recognized by the Airline Suppliers Association, ("ASA"), as an ASA-100 (FAA Advisory Circular 00-56) accredited supplier of aircraft parts. This certification, audited annually, is recognized and accepted by the FAA for suppliers of replacement aircraft parts.


                           Key Operational Strategies

Business Philosophy

Management has rejected a policy of growth for growth's sake in favor of focusing on profitability and building a good reputation for Global's operations group by limiting work contracts to those perceived to have a high probability of success, or those that are supportive of Global's aircraft trading activities. This strategy is also very beneficial to the company's marketing efforts in that a good track record of maintenance and modification contracts delivered successfully on-time and on-budget is by far the most potent tool for securing new work contracts.

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

Goals

Corporate goals are very narrow and focused.  They are:

     o Maximize the profitability of the Company by identifying and developing those business opportunities that offer the highest return on investment.

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

While Global does provide press releases to industry trade journals, the majority of its advertising budget is spent on educating and marketing to customers and customer representatives on a face-to-face basis. Some of these meetings are made at industry trade conferences or at the customer's offices. More frequently, these meetings take place in Tucson when the customer or its representative visits to inspect the Company's facilities or aircraft stored at the HAT facility. Since the most potent marketing tool available to any repair station is a good reputation for delivering aircraft back to its customers on time and on budget, much of HAT's "marketing" really consists of maintaining good communication, performing well and otherwise making sure that each maintenance visit is an enjoyable experience for the customer and his on-site representatives or consultants. The marketing strategies described here have kept, and are keeping, HAT fully booked or over booked for the foreseeable future. Accordingly, HAT has no plans to change its marketing approach at this time.

Global regularly provides press releases on major jobs and provides interviews for trade journals as a method for maintaining visibility in the industry. HAT also maintains a web site that describes its facilities, personnel and capabilities at www.globalaircraftsolutions.com.
                -------------------------------


                                   Competition

The barriers to entry in the commercial jet maintenance and modification business are very high due to the stringency of FAA regulation, the complexity and sophistication of modern jet aircraft, and the reluctance of operators to entrust their aircraft maintenance to new, unproven start-up facilities. Even if a new entrant succeeds in completing the very costly and time consuming process of obtaining FAA approval for a new repair station, they are then faced with the difficult task of convincing operators to input aircraft into an unproven facility that may experience learning curve cost overruns and delays.

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

Nationally, Hamilton Aerospace competes in the narrow-body segment of the market with Tramco, owned by Goodrich Corporation and located in Seattle, Washington; AAR Group, Inc., located in Oklahoma City, Oklahoma; Mobile Aerospace, located in Mobile, Alabama; Timco, located in Greensboro, North Carolina, Macon, Georgia, Arizona and Lake City, Florida; FlightStar, located in Jacksonville, Florida; Commercial Jet Miami, located at Miami, Florida and Avborne Heavy Maintenance, located at Miami, Florida. Internationally, Hamilton Aerospace competes with Coopesa, located in San Jose, Costa Rica and Aeroman, part of the Taca Groupa, located in San Salvador, El Salvador.

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


Business Development Strategies

As described in Operations Strategies above, Management is, for the foreseeable future, taking a conservative approach to growing the core aircraft maintenance services business in favor of more aggressively seeking to increase operating profit margins and customer satisfaction. In practical terms, this translates into annual sales revenue growth rates of no more than 20% in the Company's core aircraft maintenance business and greater management focus on growing the less labor-intensive and higher-margin aircraft trading and aircraft parts sales segments of the Company. Our goal is a growth rate in both the aircraft trading and parts sales side of the business in the range of at least 25% to 50% per year over at least the next two years.

Distressed aviation assets often come to the attention of HAT, as a maintenance service provider and aircraft storage facility, prior to becoming known to the market at large. Frequently, such assets can be placed with end-users known to HAT. These arbitrage opportunities can involve distressed parts inventories, distressed aircraft that can be torn down for parts, or distressed aircraft that can be purchased, repaired and sold or leased at a profit. These types of arbitrage opportunities annually represent potentially tens of millions of dollars of additional lucrative potential business available to HAT. As Global gains more access to capital from outside sources or as a result of Company operating profits, management anticipates the revenue to Global from these types of opportunistic arbitrage transactions may become a significant portion of Global's future growth.

The large aircraft repair business is highly competitive. Revenues are sensitive to adverse changes in the air carrier business. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT's services and for World Jet's parts. HAT competes principally on the high quality of its services, its price competitiveness due to its location in the Southwest with its dry, mild climate and ability to do many MRO projects outdoors, and the low cost of its Tucson facility. World Jet competes on parts availability, time of delivery, and competitive pricing.


                            Employees and Employment

At December 31, 2005 a total of approximately 173 employees were employed by HAT, 27 of which performed administrative functions. World Jet has approximately 20 employees consisting of sales staff and administrative personnel. In connection with the acquisition of World Jet by Global, Global retained the entire World Jet staff including key sales and management personnel to maintain customer contacts and relations to assure a smooth and consistent administration of operations.

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


                                Product liability

Our business exposes us to possible claims for personal injury or death, which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While HAT maintains what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverage maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business, financial condition, results of operations or ability to operate as a going concern.


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


     Diversified Services and Strong Competitive Position

     Our services include a wide range of aircraft maintenance and repair services across a number of different airframes. The breadth of our services allows us to be a vendor of choice to our customers in a highly fragmented industry. HAT competes principally on the high quality of its services, its price competitiveness due to its location in the Southwest with its dry, mild climate that allows services to be performed with only rare weather interruptions and to do much of its service out of doors, and the low cost of its Tucson facility.


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

Problems in the Airline Industry
Problems in the airline industry could adversely affect our business. Since our customers consist primarily of passenger and cargo air carriers and aircraft leasing companies, the lingering effects of the terrorist events of September 11, 2001 continue to adversely impact the airline industry and consequently adversely impact our business. However, it does affect our business to a much lesser extent than it affects MRO firms that rely heavily on major airlines for business. When economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. We cannot assure you that economic and other factors, which may affect the airline industry, will not adversely impact our business, financial condition or results of operations. Such adverse effects in the airline industry, can also adversely affect our aircraft parts sales business conducted by our wholly owned subsidiary, World Jet. Any event or occurrence that adversely impacts the aircraft maintenance industry will also adversely impact the aircraft parts sales industry because aircraft parts sales are directly related to the demand for maintenance of aircraft.

Increasing Cost of Jet Fuel
The potential for increasing costs in jet fuel prices may adversely affect our business. The price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our maintenance and repair services business, become less viable as the price of fuel increases.

Terrorist Attacks
The events of September 11th have had a negative impact on the airline industry in general, and thereby indirectly on us. Factors arising (directly or indirectly) from these terrorist attacks which could affect our business may include: (i) the impact of these terrorist attacks and the impact in declines in air travel as a result of these terrorist attacks on the financial condition of one or more of our airline customers, (ii) possible increases in jet fuel prices as a result of events relating to these terrorist attacks, (iii) potential reductions in the need for aircraft maintenance due to declines in airline travel and cargo business and (iv) the adverse effect these terrorist attacks, or future events arising as a result of these terrorist attacks, on the economy in general.

Aviation Industry is Subject to Heavy Government Regulation
As discussed earlier, the aviation industry is highly regulated by the FAA in the United States and by similar agencies in other countries. We must be certified by the FAA, and in some cases authorized by the original equipment manufacturers, in order to repair aircraft components and to perform maintenance and repair services on aircraft. Commercial jets, like any other complex vehicles, require periodic maintenance to allow for their safe and economical operation. Unlike many vehicles, the repair and modification of such aircraft is highly regulated by the various aviation authorities in each country of operation around the world.

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

Dependence on a Small Number of Customers
For the partial year ended December 31, 2002, our 2 largest continuing customers accounted for approximately 80% of our total revenues, and our largest continuing customer accounted for approximately 43% of total revenues. For the year ended December 31, 2003, our 2 largest continuing customers accounted for 36% of our total revenues and our largest continuing customer accounted for approximately 25% of total revenues. Five customers accounted for 74% of our total 2003 revenue. For the year ended December 31, 2004, our 2 largest continuing customers accounted for 34% of our total revenues and our largest continuing customer accounted for 21% of total revenues. For the year ended December 31, 2005, our largest continuing customer accounted for 8.3% of our revenue. Four customers accounted for 37.6% of our revenue. The broadening of our customer base has spread the risk associated with the failure of a significant customer. Efforts are continually being made to broaden and strengthen our customer base. While the relative significance of customers varies from period to period, the loss of, or significant curtailments of purchase of our services by, one or more of our significant customers at any time could adversely affect our revenue and cash flow. The customers upon whom the Company subsidiaries relied for 10% or more of its revenue as of the year ending December 31, 2004 are as follows:


HAT                                         WORLD JET

                       Percentage of                           Percentage of
Customer                 Revenue           Customer               Revenue
--------                 -------           --------               -------

Jets MD Lease              11%             HAT                      40%
                                           Aircraft LLC             17%
                                           Jetran                   14%

HAT was World Jet's largest customer for the year ended December 31, 2005, accounting for 40% of World Jet's revenue. Since HAT and World Jet now operate as wholly owned subsidiaries of Global, any significant adverse events that affect HAT and Global will also adversely impact World Jet. Likewise, any significant curtailment in purchases of aircraft parts by one or more of World Jet's significant customers could adversely affect World Jet's revenues and cash flow.

Lease of Property
Global's wholly owned subsidiary, Hamilton Aerospace Technologies, Inc. ("HAT"), is currently conducting operations on leased property at the Tucson International Airport, ("TIA"). The lease is a one-year lease commencing March 1, 2005 and permits HAT to apply for two additional one year options. TIA is implementing a Master Plan for airport development, which precludes issuing a long term lease to HAT, but will not effect HAT's facilities for at least five years. Until HAT possesses a long-term lease there remains a risk that HAT will have to relocate operations which could have an adverse impact on HAT's operations.

Risk of Operating in One Location
Global conducts more than 73% of its operations through its two wholly owned subsidiaries, HAT and World Jet, at 6901 and 6900 South Park Avenue, Tucson, Arizona respectively. While World Jet serves as HAT's parts supply facility for aircraft parts at 6900 South Park Avenue Tucson, Arizona, and accounts for 17% of Global's total revenue, the repair and maintenance operation of HAT located at 6901 South Park Avenue, Tucson, Arizona comprises approximately 56% of Global's revenue. By having only one location for aircraft repair and maintenance HAT is at risk of temporary or permanent cessation of all operations should HAT encounter an event which renders its facility unusable for any period of time or HAT encounters any issues or problems related to the use of the facility at this location.

Although World Jet represents only 17% of Global's operations, World Jet operates out of only one location in Tucson, Arizona and cessation of operation at this location due to events which render the facility unusable for any period of time will correspondingly adversely impact Global's operations and revenue stream. Since World Jet maintains its entire parts inventory at this one location, any damage to or destruction of this facility and/or the inventory will also adversely impact the Company.

Reliance on Executive Officers and Key Employees
Our continued success depends significantly upon the services of our executive officers and upon our ability to attract and retain qualified personnel in all of our operations. While we have or are issuing employment agreements with each of our executive officers and certain of our key employees, most of our employees are employed on an at-will basis. The loss of one or more of our executive officers and of a significant number of our other employees without capable replacements could materially adversely affect our business, financial condition or results of operations.

Competition
The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors are other companies providing MRO services. Certain of our competitors are currently experiencing financial difficulties, and some or all of them may respond to their financial difficulties by reducing prices on their services to increase or retain market share. Any material deterioration in our financial condition is likely to affect our ability to compete with price-cutting by our competitors. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations.

Product Liability
Our business exposes us to possible claims for personal injury or death, which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While HAT maintains what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverage maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance c overage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business, financial condition, results of operations or our ability to continue as a going concern.

Susceptibility to Other Liability Claims
Our business exposes us to possible claims for personal injury or death, which may result if we were negligent in repairing or overhauling an airplane. We cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate to protect us in all circumstances. Additionally, we cannot assure you that we will be able to maintain adequate insurance coverage in the future at an acceptable cost. Any liability claim not covered by adequate insurance could materially adversely affect our business, financial condition or results of operations.

Reports to Security Holders
We are subject to the informational requirements of the Securities Exchange Act of 1934 as a "small business" issuer. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the Securities and Exchange Commission at www.sec.gov.
                                             -----------


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

World Jet operates out of a 73,000 square foot facility in Tucson, Arizona. This facility consists of office space and warehouse space to accommodate the aircraft parts (Expendables, Rotables and Consumables), airframe components, engines and engine material inventory maintained by World Jet. This facility is located directly across the street from HAT which allows HAT immediate access to aircraft parts, (Expendables, Rotables and Consumables), airframe components, engines and engine material necessary to perform MRO services without incurring any costs or delays that may be related to shipping and improves the turn time of any such services provided. Additionally, World Jet is leasing 59,000 square feet adjacent to the HAT complex for the purpose of inventory storage.


ITEM 3. LEGAL PROCEEDINGS

On June 29, 2004, the Company initiated a lawsuit against Corwin Foster and Jane Doe Foster, husband and wife, and Seajay Holdings, LLC a Michigan Limited Liability Company (the "Defendants") in the United States District Court for the District of Arizona requesting entry of a judgment for the return of 1,500,000 shares of common stock. Global and HAT have asserted claims that Corwin Foster (who is the sole shareholder and president of Seajay Holdings) and Seajay Holdings acquired 1,500,000 shares of common stock of Global as part of a Stock Exchange Agreement without consideration for the receipt of such common stock. The Company is pursuing the return of these shares. This lawsuit emanates from a stock exchange agreement in April, 2002 whereby Old Mission Assessment ("OMAC") and others agreed to provide HAT financing and capital for its newly established business. OMAC and its officers Corwin Foster and others, entered into two debentures related agreements on April 15, 2002 whereby OMAC agreed to pay to HAT the sum of $1,500,000.00 under each debenture agreement on or before July 15, 2002. In consideration of this agreement HAT agreed to provide to various investing parties, including Corwin Foster's entity Seajay Holdings, shares of stock of HAT. On May 2, 2002, Global acquired HAT in a stock exchange thereby entitling the investing parties, including Corwin Foster's entity Seajay Holdings, to Global stock in consideration for the $3,000,000.00 investment. Seajay Holdings acquired 1,500,000 shares of common stock of Global pursuant to this transaction. Although Global stock was issued to the investors, including Corwin Foster's entity Seajay Holdings, HAT/Global only received $400,535.00 of the agreed upon $3,000,000.00 to be paid pursuant to the debenture agreements. Since payment in full was never received by Global for the shares of common stock issued as consideration for the debenture agreements, Global was able to secure the return of all common stock issued in connection with the debenture agreements except the 1,500,000 shares of common stock issued to Corwin Foster's entity Seajay Holdings. Global returned the $400,535 of the original $3,000,000 pursuant to the debenture agreements. This sum was released from escrow and paid to United Pay Phone Workers, an investor in OMAC, pursuant to an agreed upon order of the court.

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

Mr. Corwin Foster is now proceeding pro se. This matter is currently pending discovery, which must be completed by June 30, 2006. Dispositive motions must be filed by July 28, 2006 and the parties are required to file their Joint Proposed Pretrial Order by August 25, 2006.

On September 13, 2005, HAT, a wholly owned subsidiary of the Company, initiated a lawsuit against Aero Micronesia, d/b/a Asia Pacific, in the Superior Court of Arizona, Pima County, requesting entry of a judgment in the amount of $184,684.64, plus interest, costs and fees for failure of Aero Micronesia to pay the remaining $184,684.64 outstanding balance owed to HAT for aircraft maintenance services rendered pursuant to written contract dated August 19, 2004. This matter is currently pending a potential settlement.

On November 10, 2005, a former independent contractor of HAT Mr. Tarus Woodall filed a complaint of sexual harassment and religious discrimination against HAT with the Arizona State Attorney General's Office claiming that he was sexually harassed and his religion mocked by other male employees in violation of the Arizona Civil Rights Act, as amended, and Title VII of the Civil Rights Act of 1964, as amended. On December 28, 2005, HAT filed a Position Statement with the Arizona State Attorney General's Office denying the allegations in the complaint based upon the facts that: (1) Taurus Woodall was not an employee of HAT, he was an independent contractor; (2) Mr. Woodall was not sexually harassed nor was his religion mocked as verified by his supervisor and three other employees who worked with Mr. Woodall; (3) Mr. Woodall never reported any such alleged sexual and/or religious harassment to anyone at HAT or his employer JobAire. HAT and JobAire only became aware of Mr. Woodall's allegations upon receipt of his complaint in November 2005, at least l month after his independent contractor status was terminated; and (4) that Mr. Woodall was released as an independent contractor for absences, tardiness and job performance issues.

No claim for any amount of damages is asserted in the complaint by Mr. Woodall. The matter is currently pending.


World Jet is not involved in any legal proceedings.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2005.


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

                                                    HIGH                LOW
                                                    ----                ---
2005
                           First Quarter            $ .94               $ .73
                           Second Quarter            1.36                 .84
                           Third Quarter             1.94                1.17
                           Fourth Quarter            1.57                1.30

2004
                           First Quarter            $ .53               $ .23
                           Second Quarter             .86                 .19
                           Third Quarter              .72                 .52
                           Fourth Quarter             .85                 .45


Impact of Being an OTC Bulletin Board Stock

Global's common stock is quoted on the OTC Bulletin Board and is traded in the over-the-counter markets. Unless and until our common shares become quoted on the NASDAQ system or listed on a national securities exchange, we may at any time be subject to the "penny stock" provisions of the Exchange Act and applicable SEC rules. At any time when the market price of our common stock is below $5.00 per share, our common stock may be deemed to be a penny stock. In that event, our common stock will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Global's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Global's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans. This could have an adverse effect on the liquidity of our common stock.


Our Common Stock is Thinly Traded and Our Stock Price May be More Volatile than the Market in General

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. Our public float is approximately 34,198,715 shares, thus our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.


                                     Holders

Global had approximately 81 shareholders of record as of December 31, 2005, which number does not include shareholders whose shares are held in street or nominee names. We believe there are at least 2000 beneficial holders of our common stock.


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


                     RECENT SALES OF UNREGISTERED SECURITIES

On May 31, 2004, the shareholders authorized the issuance of 9,600,000 shares of common stock pursuant to a private placement to accredited investors, Barron Partners, LP. The Company relied upon Section 4(2) of Securities Act of 1933, as amended (the "Act"). The Company issued the 9,600,000 shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506. On June 15, 2004, the shareholders authorized the issuance of 1,000,000 shares of common stock pursuant to a private placement to accredited investor, Ralph Garcia as partial compensation in connection with the purchase of World Jet. The Company relied upon Section 4(2) of Securities Act of 1933, as amended (the "Act"). The Company issued the 1,000,000 shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506. On August 15, 2004, the shareholders authorized the issuance of 2,115,386 shares of common stock pursuant to a private placement to accredited investors, Alpha Capital, Stonestreet, Whalehaven and Greenwich. The Company relied upon Section 4(2) of Securities Act of 1933, as amended (the "Act"). The Company issued the 2,115,386 shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506.

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

Rule 144 under the 1933 Act sets forth conditions which if satisfied, permit persons holding control securities (affiliated shareholders, i.e., officers, directors or holders of at least ten percent of the outstanding shares) or restricted securities (non-affiliated shareholders) to sell such securities publicly without registration. Rule 144 sets forth a holding period for restricted securities to establish that the holder did not purchase such securities with a view to distribute. Under Rule 144, several provisions must be met with respect to the sales of control securities at any time and sales of restricted securities held between one and two years. The following is a summary of the provisions of Rule 144: (a) Rule 144 is available only if the issuer is current in its filings under the Securities an Exchange Act of 1934. Such filings include, but are not limited to, the issuer's quarterly reports and annual reports; (b) Rule 144 allows resale of restricted and control securities after a one year hold period, subjected to certain volume limitations, and resales by non-affiliates holders without limitations after two years; ( c ) The sales of securities made under Rule 144 during any three-month period are limited to the greater of: (i) 1% of the outstanding common stock of the issuer; or (ii) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC. AS a small business issuer, the volume limitation set forth at (c) (i) above would apply.

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

                                      (a)                              (b)                           (c)

Equity compensation plans               0                              .00                                    0
approved by security holders

Equity compensation plans       1,270,000                              .00                            2,030,000
not approved by security
holders (2)

Total                           1,270,000                              .00                            2,030,000


NOTE: The following plans have not been approved by the shareholders however, under our by-laws the directors are empowered to issue options and shares under the plans. The 2002 Compensatory Stock Option Plan permits the issuance of options for compensatory purposes to persons who are employees (as defined in the plan) or directors of the Company, entitling them to purchase common shares of the Company. An aggregate of 3,000,000 shares are available for purchase under the plan. The 2003 Employee Stock Compensation Plan permits the issuance of an aggregate of 5,000,000 common shares of the Company options for compensatory purposes to person who are employees (as defined in the plan) or directors of the Company, excluding shares already issued there under. Details of these plans may be found at Note 8 in the footnotes to the audited financial statements included as part of this report.


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

Management is cautiously optimistic that efforts to strengthen the quality of our customer base, our adeptness at garnering jobs with the likelihood of good gross profit potential and our continued vigilance at holding down costs will enhance future results and our profitability will be sustainable for 2006. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well.

Global's aircraft trading represents a significant niche in our business. Successful efforts in this area will go a long way to building our company. During 2005, aircraft trading accounted for 19% of the Company's revenue. The considerable impact that can be made through growth of aircraft trading is evident when you consider that fewer than 10 transactions took place in our aircraft trading segment, (which excludes any Jetglobal activity), during the year ended December 31, 2005. Obviously, there is opportunity for a positive synergistic increase in MRO revenue and part sales revenue related to those aircraft traded with both new and continuing customers.

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


                              RESULTS OF OPERATIONS

We are a holding company, and the bulk of our day to day operations are currently and were as of December 31, 2005, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations April 15, 2002 and World Jet, which was acquired with a transaction date of January 1, 2004. Our aircraft trading transactions are conducted by Global.

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

Significant events that occurred during 2005 that Management believes will serve to help them optimize return for investors during 2006 and beyond:

     In early July of 2005, The Company's subsidiary HAT, on behalf of subsidiary World Jet, agreed to purchase the inventory held on consignment belonging to Jetran International, Ltd. plus one DC9-82, serial number 48092 for a price of $2,900,000. Management anticipates that the revenue realized over time for this inventory should be in the $10 to $15 million range.

     On July 27, 2005, 7,200,000 shares of restricted common stock were issued to Barron Partners, L.P. upon their exercise of warrants to purchase same at $.68 per share. The total purchase price of the stock was $4,896,000. These proceeds were used in part to cover some of the cost of the above inventory purchase.

     On August 12, 2005, HAT entered into a five-year exclusive maintenance contract with the new Mexican airline, Avolar. Potential value of this agreement is linked to the planned growth of Avolar. The business plan calls for a thirty aircraft fleet with the growth rate being about one aircraft per month through mid 2008.

     On August 26, 2005, Global together with BCI formed a joint venture Delaware limited liability company called Jetglobal, LLC. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. On September 1, Jetglobal entered into an agreement to acquire a fleet of 26 Boeing 737-200 aircraft from Jetran International. Global's share of the 2005 net income of Jetglobal was $1,111,096.

     A modification of our borrowing agreement with our lender was finalized on December 9, 2005. This new agreement includes an operating credit line of $5 M and a line of $7M solely for the acquisition of aircraft.

During 2005, we saw revenues increase to $41,228,648, which is a 33.6% increase over 2004's $30,851,118. (See following paragraph regarding Jetglobal revenue). The Company had $2.3 million in net income, before taxes in 2004 compared with $3.4 million is 2005; and EBITDA increased from $3,108,651 for 2004 to $4,528,655 in 2005. It should be noted that 2004 net income and EBITDA was aided by the inclusion of $1,144,502 in extraordinary items while there were no extraordinary items in 2005. A comparison of the Company's gain from operations illustrates 80.3% growth from 2004's $1,320,770 to 2005's $2,381,579.

It should be noted that the required accounting treatment for Jetglobal's results is an entry on the Company's Income Statement for the Company's percentage of the net income of the Jetglobal partnership. In 2005, the revenues of Jetglobal were $7,200,000, 30% of which is $2,060,000. This is an important consideration to keep in mind for 2005 results, and the results of future periods, since Management believes aircraft trading results for our Jetglobal partnership will increase over time. Those who look to revenue growth as the fundamental indication of a company's success and growth need to be aware that no matter how much revenue is generated by Jetglobals's aircraft trading activities no increase in revenue will be shown on the Company's results. Net income, however, will reflect the Company's percentage of the net income of Jetglobal operations.

Efforts to take advantage of opportunities, as they arose, to grow our aircraft trading business met with success. Aircraft trading denotes the purchase and resale or lease, for profit, of aircraft, aircraft engines, and /or other aircraft major components. Aircraft trading specifically encompasses the transactions representing approximately 19% of the Company's 2005 annual revenue. This aircraft trading is done directly by the Company without Jetglobal participation. Our 2004 revenue included $7.9 million attributable to aircraft sales compared with $13.6 million in 2005. Gross profit for the fourth quarter of 2005 was $2,307,561 while gross profit for the fourth quarter of 2004 was $1,554,744, also a substantial increase.

While the Company aggressively seizes revenue-producing opportunities such as aircraft trading, management gauges results by looking at what has been the core revenue producing activity to date, the sale of labor hours. In 2004, revenue produced from labor was $14.3 million and was virtually the same in 2005 at $14.3 million. Billable hours for each period are essentially the same. The comparative costs for all direct labor, including work performed by outside contractors, was $8,428,919 in 2004 compared with $9,190,898 in 2005, representing a 9% increase in cost. The relationship between direct labor costs to direct labor revenues rose approximately 5% to about 64% in 2005 as compared with 59% in 2004. Direct labor percentages will always vary to some degree due to the nature of flat rate bidding as opposed to billing for all time and materials. Included in the operating expenses for the Company in the years ended December 31,2005and December 31, 2004 are $326,594 and $476,613, respectively, associated with the award of stock and stock options.

In order to compare results from one period to the next it should be remembered that 2005 had no extraordinary gains. There was a reduction in tax expense of $189,816 resulting from the overexpensing of taxes in our World Jet subsidiary during a prior period. There was $1,144,502 in gains reported during 2004 that were the result of several contract renegotiation items. In 2004, our HAT subsidiary experienced a gain of $88,000 on the waiving of rental fees to Hamilton Aviation during contract negotiations. HAT also experienced a gain of $607,194 in 2004 as the result of the acceptance of a payment of $750,000 cash to satisfy all obligations under then existing agreement generated upon the purchase of the Hamilton Aviation assets. For details of the Hamilton Aviation transaction see Note 12, Related Party Transactions, in the footnotes of the Audited Financial Statements included as part of this report. World Jet reported gains of $449,308 in 2004 related to renegotiations of amounts due under various agreements, the predominate items being: $209,708 in commissions was waived, $173,000 of debt was forgiven and $33,700 was the result of the renegotiation of management services fees. Additionally, 2005 results include the Company's share on net income, $1,111,096, from our Jetglobal partnership.

Company SG&A expenses were $4,826,519 for 2004 and as a percentage of revenues were 16%. In 2005 SG&A expenses were $7,788,047, which was 19% as a percentage of revenues. During 2004, SG&A expenses included approximately $680,000 due to commissions related to aircraft sales transactions compared with $1,260,000 in 2005. Other notable increases in SG&A expenses included:

     o An increase in rent expense and facility use fees from 2004 to 2005 of $253,824, mainly attributed to additional warehouse space for inventory storage and annual increases imposed by our landlord, TAA. Hangar space in Tijuana, Mexico to facilitate servicing our Avolar contract was $139,093 and was fully recovered from Avolar.

     o An increase in insurance from 2004 to 2005 of $192,215 mainly attributed to Global's new D&O policy and new coverage related to aircraft trading, and property coverage on additional space required by inventory additions.

     o An increase in travel from 2004 to 2005 of $156,418 relating to the Avolar project and also to aircraft trading.


Interest expense for 2004 was $329,023 and for 2005 was $386,927.

The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2004:

-----------------------------------------------------------------------------------------------------------------------------
       Period                                   Global               HAT        World Jet       * Eliminate      Consolidated
                                              Stand Alone        Stand Alone   Stand Alone      Intercompany
-----------------------------------------------------------------------------------------------------------------------------

            2004       Revenues               $ 1,047,680       $ 25,288,888   $ 7,058,464     $(2,543,914)      $ 30,851,118

        Year End       Cost of Sales             (456,643)       (20,871,009)   (5,411,688)      2,543,914        (24,195,426)

         Results       Expenses                (1,524,055)        (2,873,658)     (937,209)                        (5,334,922)

                       Operating Profit (Loss)   (933,018)      $  1,544,221   $   709,567                       $  1,320,770


 * The eliminate column reflects the $ amounts of Inter-Company Sales by World
Jet to HAT in 2004. On a consolidated basis Revenues and Cost of Sales are reduced to reflect the Revenues and Cost of Sales for external sales only, with a zero $ impact on stand alone or consolidated profit (loss) figures.


The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2005:

-----------------------------------------------------------------------------------------------------------------------------
       Period                                   Global               HAT        World Jet       * Eliminate      Consolidated
                                              Stand Alone        Stand Alone   Stand Alone      Intercompany
-----------------------------------------------------------------------------------------------------------------------------

            2005       Revenues               $11,396,538        $23,505,112   $10,622,681     $(4,295,683)       $41,228,648

        Year End      Cost of Sales            (7,930,337)       (19,594,059)   (7,829,248)      4,295,683        (31,057,961)

          Results      Expenses                (2,489,347         (3,700,204)   (1,599,557)                        (7,789,108)

                       Operating Profit (Loss)    976,854            210,849     1,193,876                          2,381,579

It should be noted that the Company elected in 2005 to show aircraft trading revenues under Global as opposed to HAT, which recorded that type of revenue in 2004. In 2004 aircraft trading revenue was 7.9 M and in 2005 was $13.6 M. These numbers, of course, do not include Jetglobal aircraft trading results.

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

On December 9, 2005, Global Aircraft Solutions, Inc ("Global"), Hamilton Aerospace Technologies, Inc. ("HAT"), a wholly owned subsidiary of Global Aircraft Solutions, Inc. and World Jet Corporation, ("WJ") a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the "Borrowers") closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank ("M&I Bank"). The modification increased the $2.5 million operating line of credit to $5 million ("Line of Credit"); added a Guidance Line of Credit in the amount of $7 million ("Guidance Credit") solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000.00. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. The interest rate on the Guidance Credit is also 3.00% per annum in excess of the applicable LIBOR rate. The interest rate for each Letter of Credit Facility, if drawn upon, shall also be 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remains secured by a first priority lien on Global's, HAT's and WJ's personal property. Any advances pursuant to the Guidance Credit shall be secured by a first priority lien on any aircraft purchased with such advance. The term of the Line of Credit; the Guidance Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under both the Line of Credit and Guidance Credit shall be due on the expiration date. The interest rate applicable to the Line of Credit on December 31, 2005 was 7.39% per annum.

While there is no required monthly repayment obligation of the Line of Credit, the Line of Credit is based upon and limited by a borrowing base equal to the sum of 80% of the outstanding amount of all Eligible Accounts as defined in the Loan Agreement and 50% of the net book value of all Eligible Inventory as defined in the Loan Agreement. While there is no required monthly repayment obligation of the Guidance Credit, the Borrowers are required to repay, from time to time, (i) an amount equal to any amount by which the outstanding principal balance of the Guidance Credit exceeds $7 million, (ii) all amounts received by Borrowers under any aircraft purchase agreement, other than an initial down payment to the extent it does not exceed twenty-five percent (25%) of the purchase price, and (iii) any portion of an advance or readvance not paid within ninety (90) days of the advance or readvance. Borrowers are also responsible to immediately repay to bank the amount of an advance upon any breach of the aircraft purchase agreement. If any Letter of Credit Facility is drawn upon, all principal and accrued and unpaid interest shall be due and payable upon demand.

The Borrowers paid total fees and expenses of approximately $37,500.00 in connection with the modification to the Line of Credit and addition of the Guidance Credit and Letter of Credit Facility. The Borrowers will owe a loan fee to the bank equal to 1% of the amount of any requested advance under the Guidance Credit with a cap of $52,500.00 in cumulative fees. The Borrowers will owe the bank a fee for the issuance of any Letter of Credit in the amount of 2% of the amount of the letter of credit.

The balance due of the Line of Credit at December 31, 2005 was $2,564,739. The Line of Credit also secures a Letter of Credit for $128,000 which was issued to TAA as part of the lease agreement for the HAT facility.

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

Changes in the Company's Balance Sheet for the year ended December 31, 2005 reflected the several events. Total assets increased from $11,758,012 at December 31, 2004 to $25,054,621. Significant changes for the period were:

     Cash on hand decreased $181,891.

     Inventory increased $3,072,843, reflecting the inventory purchases mentioned above. The inventory still on hand from the Company's purchases of WorldJet and the Hamilton Aviation inventory aged over one year and made up most of the increase of $1,974,843 experienced in inventory, non-current.

     Notes receivable increased $1,822,226

     Equity in net assets of and advances to affiliates, a new account in 2005, ended the year with a balance of $6,333,690.


During the year ended December 31, 2005 total liabilities increased from $5,651,670 at December 31, 2004 to $11,026,222, primarily due to:

     There were no notes payable at the close of 2004. At December 31, 2005 the balance due on notes payable was $2,564,739, which was due on the Company's credit line.

     Accounts Payable increased $4,536,564, reflecting $5.5 million that Global owed for an aircraft purchased. This indicates that trade accounts payable, less this aircraft transaction, actually decreased during the year about $967,000.

     Amount due to factor decreased $604,411 and all factoring agreements were closed as the Company elected, as a matter of policy, to discontinue factoring invoices.

     Billings in excess of costs and estimated earnings on contracts in progress decreased $942,780.


Cash

As of December 31, 2005 we had $368,013 in cash on hand and approximately $4,993,138 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements should they be needed.


                              Short-Term Financing

No short term financing was in place at December 31, 2005.


                               Long-Term Financing

On December 9, 2005, Global , HAT, a wholly owned subsidiary of Global and World Jet, a wholly owned subsidiary of Global (collectively the "Borrowers") closed on a First Modification to the May 5, 2005 Initial Loan Agreement with Global's existing bank. The modification increased the $2.5 million operating line of credit to $5 million, added a Guidance Line of Credit in the amount of $7 million solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000. The interest rate on the Line of Credit was reduced from 3.5% per annum to 3.00% per annum in excess of the applicable LIBOR rate. The interest rate on the Guidance Credit is also 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remain secured by a first priory lien on Global's, HAT's and World Jets personal property. Any advances pursuant to the Guidance Credit shall be secured by a first priority lien on any aircraft purchased with such advance. The Line of Credit, the Guidance Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit, Guidance Credit and Letter of Credit Facility shall be due on the expiration date. The interest rate applicable to the Line of Credit on December 31, 2005 was 7.39% per annum.

While there is no required monthly repayment obligation of the Line of Credit, the Line of Credit is based upon and limited by a borrowing base equal to the sum of 80% of the outstanding amount of all Eligible Accounts as defined in the Loan Agreement and 50% of the net book value of all Eligible Inventory as defined in the Loan Agreement. While there is no required monthly repayment obligation of the Guidance Credit, the Borrowers are required to repay, from time to time, (i) an amount equal to any amount by which the outstanding principal balance of the Guidance Credit exceeds $7 million, (ii) all amounts received by Borrowers under any aircraft purchase agreement, other than an initial down payment to the extent it does not exceed twenty-five percent (25%) of the purchase price, and (iii) any portion of an advance or readvance not paid within ninety (90) days of the advance or readvance. Borrowers are also responsible to immediately repay to bank the amount of an advance upon any breach of an aircraft purchase agreement. If any Letter of Credit Facility is drawn upon, all principal and accrued and unpaid interest shall be due and payable upon demand.


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


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

On January 9, 2006, the Audit Committee of the Board of Directors of Global voted to dismiss Larry O'Donnell, CPA, P.C. as the Registrant's independent registered public accountant. Larry O'Donnell, CPA, P.C. was notified of the dismissal on January 9, 2006. This dismissal followed the Audit Committee's receipt of proposals from other independent auditors to audit the registrant's consolidated financial statements for the fiscal year ended December 31, 2005. None of the reports of Larry O'Donnell, CPA, P.C. on the consolidated financial statements for either of the past two years or subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports did contain a going concern paragraph. During the Registrant's past two fiscal years and through January, 9, 2006, there have been no disagreements with Larry O'Donnell, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Larry O'Donnell, CPA, P.C. would have caused them to make reference thereto in their reports on the financial statements of the Registrant for such years.

On January 9, 2006, the Audit Committee of the Board of Directors of the Registrant engaged Epstein, Weber & Conover, PLC, ("EWC"), as the Registrant's independent auditors with respect to the audit of the Registrant's consolidated financial statements for the fiscal year ended December 31,2005. The decision to engage EWC was made by the Audit Committee of the Board of Directors. Neither the Registrant nor someone on behalf of the Registrant consulted with EWC regarding any of the items listed in Item 304(a)(2) of Regulation SB. (See Form 8-K filed January 11, 2006.)

Item 8A.  CONTROLS AND PROCEDURES

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's "disclosure controls and procedures"(as defined in rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that valuation, the Chief Executive/Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely making known material information relating the Company and the Company's consolidated subsidiaries required to be disclosed in the Company's reports filed or submitted under the Exchange Act. There has been no change in the Company's internal control over financial reporting during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The Directors and Officers of Global, all of those whose one year terms will expire May 2006, or at such a time as their successors shall be elected and qualified are as follows:


Name & Address         Age           Position                   Date First Elected/Appointed          Term Expires
------------------------------------------------------------------------------------------------------------------

Ian Herman             59         Chairman/CEO/CFO/Director                05/02                          05/06

John Sawyer            40         Director & President                     05/02                          05/06

Gordon Hamilton        52         Director                                 05/02                          05/06

Alfredo Mason          44         Director                                 05/04                          05/06

Lawrence Mulcahy       56         Director                                 05/04                          05/06

Seymour Siegel         63         Director                                 01/06                          05/06


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

Mr. Siegel was appointed as a member of the Board of Directors in January of 2006 and his position as a Board Member is subject to ratification at the annual stockholders' meeting in May of 2006.

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

Seymour Siegel: Director. Mr. Siegel is a principal in the business consulting group of Rothstein, Kass & Company, P.C. Rothstein, Kass & Company is a national firm of accountants and consultants with over 650 members and offices in 8 cities. Mr. Siegel was managing partner and founder of Siegel Rich and Co., P.C., which merged into Weiser & Co., LLP, a large regional firm where he was a senior partner until forming Siegel Rich Inc. in 1994, which in April 2000, became a division of Rothstein Kass. Mr. Siegel is also currently the Chairman of the Audit Committee of Hauppauge Digital, Inc., Emerging Vision, Inc., and Gales Industries, Inc.


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

Patricia Graham, Chief Financial Officer. Since 1995, Patricia Graham has been associated with the aviation industry serving as Divisional Controller for IAC Complete Controls, Inc., as Regional Controller for American Aircarriers Support, Inc., and as Controller and Corporate Officer for Evergreen Air Center, Inc. prior to joining HAT. Ms. Graham graduated Summa Cum Laude from the University of Arizona with a B.S. in Business Administration. Ms. Graham has over 20 years history in accounting, fiscal planning and budgetary operations, as well as 5 years public accounting experience.

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

The following persons are considered significant employees of our World Jet, Inc subsidiary:

Ralph Garcia, General Manager, World Jet Corporation. Mr. Garcia established World Jet Corporation in 1996 as a broker in the aircraft parts industry. World Jet Corporation operated an aircraft parts facility in Los Angeles, CA until 2003 when the company relocated it's operations to Tucson, AZ. Mr. Garcia was the owner and managing director of World Jet Corporation for 7 years until January 1, 2004, the effective date of the acquisition of World Jet Corporation by Global Aircraft Solutions, Inc. After the acquisition in January 2004, Mr. Garcia accepted employment as the General Manager of the World Jet Corporation division of Global Aircraft Solutions, Inc. Prior to establishing World Jet Corporation in 1996, Mr. Garcia was self employed as an independent sales and marketing representative and has over 15 years of experience in sales and the aviation industry.

Andrew Maxam, Sales. Mr. Maxam started in the aviation business in 1987 as director of sales with American Aerospace, Inc where sales increased from $1,000,000 - $6,000,000 per year within the 4 year period of his employment there. From 1991 - 1996 Mr. Maxam served as President of International Aerotech Inc., an aerospace parts sales company employing 25 in Irvine, CA. Currently, Mr. Maxam is responsible for sales at World Jet Corp, a company that has become one of the world's largest parts sales companies.

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

                      Audit Committee and Financial Expert

Our board of directors has determined that Seymour Siegel is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. We have separately designated a standing audit committee. Gordon Hamilton, Laurence Mulcahy and Seymour Siegel are members of our audit committee.


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


                                                    SUMMARY COMPENSATION TABLE

                                                      Long-Term Compensation

                               Annual Compensation                         Awards            Payouts
                              -------------------------------        ----------------------  --------
(a)                     (b)     (c)        (d)          (e)          (f)         (g)          (h)          (i)

Name and                Year   Salary      Bonus        Other        Restricted  Securities,  LTIP         Other
principal position                                                   Stock       Underlying   Payouts      Compensation
                                                                     Awards      options &
                                                                                 SAR's

                                                                     (Shares)

     Ian Herman         2005   $125,655    $16,000      None         None        None         None         None
Chairman, CEO

                        2004   $120,012    $13,000      $8,000 (1)   2003award   133,334      None         None
                                                                     vested

                    2   2003   $109,717    None         None         2,500,000   None         None         None

                        2002   $ 75,240    None         None         None        $40,000      None         None


John B. Sawyer          2005   $155,755    $35,000      None         None        None         None         None
President, COO

                        2004   $146,546    $26,000      $46,000(1)   2003award   766,666      None         None
                                                                     vested

                    2   2003   $142,159    None         None         2,500,000   None         None         None

                        2002   $ 88,310    None         None           400,000   None         None         None



                                                    SUMMARY COMPENSATION TABLE

                                                      Long-Term Compensation

                               Annual Compensation                         Awards            Payouts
                              -------------------------------        ----------------------  --------
(a)                     (b)     (c)        (d)          (e)          (f)         (g)          (h)          (i)

Name and                Year   Salary      Bonus        Other        Restricted  Securities,  LTIP         Other
principal position                                                   Stock       Underlying   Payouts      Compensation
                                                                     Awards      options &
                                                                                 SAR's

                                                                     (Shares)

Gordon Hamilton,        2005   $ 40,000    None         None         None        None         None         None
Director

                        2004   $ 46,598    None         None         None        None         None         None

                    3   2003   $ 33,518    None         None         None        None         None         None


Ronald J. Clark         2004   None        None         None         None        None         None         None
Former President,
CEO

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


None of the Named Officers received any form of non-cash compensation from the Company or Hamilton Aerospace in the years ended December 31, 2005, 2004, 2003 or 2002, nor currently receives any such compensation.


                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants

(a)                      (b)                   (c)                    (d)                   (e)

Name                     Number of             % of Total             Exercise or Base      Expiration Date
                         Securities            Options/SAR's          Price ($/Sh)
                         Underlying            Granted to Employees
                         Options/SAR's         in Fiscal Year
                         Granted
--------                 --------------        ---------------------  -----------------     ----------------

                                               NONE



                       AGGREGATED OPTION'SAR EXERCISES IN LAST FISCAL YEAR and FISCALYEAR-END OPTION/SAR VALUES

(a)                    (b)                  (c)                 (d)                      (e)

Name                   Shares Acquired on   Value Realized ($)   Exercisable              Unexercisable
                       Exercise
--------               -------------------  ------------------   ------------             -------------

Ian Herman             None                 N/A                  133,334                  N/A

John B. Sawyer         None                 N/A                  766,666                  N/A


2002 Compensatory Stock Option Plan

Global has adopted the 2002 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "2002 CSO Plan"). The shareholders have not yet approved this plan however, under our by-laws the directors are empowered to issue options and shares under the plan. Global has reserved a maximum of 3,000,000 Common Shares to be issued upon the exercise of options granted under the 2002 CSO Plan. The 2002 CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. The Board of Directors or other plan administrator will grant options under the 2002 CSO Plan at exercise prices to be determined. With respect to options granted pursuant to the 2002 CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Global will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The Board of Directors administers the 2002 CSO Plan. Options to purchase an aggregate of 2,540,000 shares of Global common stock have been granted under the 2002 CSO Plan Options to purchase 900,000 shares were outstanding at December 31, 2005 and 270,000 shares had not vested and had not been issued under agreements with employees.

2003 Employee Stock Compensation Plan

Global has adopted the 2003 Employee Stock Compensation Plan for officers, employees, directors and advisors (the "2002 ESC Plan"). The shareholders have not yet approved this plan however, under our by-laws the directors are empowered to issue options and shares under the plan. Global has reserved a maximum of 5,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and Global will recognize a compensating deduction at such time. The Board of Directors administers the ESC Plan. 3,430,000 shares of Common Stock available under the ESC Plan have been awarded and 3,330,000 shares had been issued at December 31, 2005.

                            Compensation of Directors

The Company has employment agreements with Ian Herman and John Sawyer. Each provides for the payment of a base salary with increases in base salary based upon the company's net profit performance and for bonus compensation based on performance. On July 29, 2004 Directors Mason and Mulcahy accepted Engagement Agreements to serve as Directors. The Agreements call for an honorarium payment of $100.00 per hour for every hour reasonably expended in performance of their duties and incentive compensation in the form of 100,000 shares each of common stock, under the 2003 CSOP. On October 29, 2004, Gordon Hamilton resigned his position with HAT and became a compensated Director for the Company at the annual rate of $40,000 plus medical benefits and expenses.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2005, the stock ownership of each officer and director of Global, of all officers and directors of Global as a group, and of each person known by Global to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of Global, except as noted.


NAME AND ADDRESS OF          AMOUNT OF COMMON STOCK      PERCENT OF COMMON STOCK
BENEFICIAL OWNER             OWEND BENEFICIALLY          OUTSTANDING 4
----------------             ------------------          -------------

Ian M. Herman                     2,446,834           1    5.23%

John B. Sawyer                    2,681,666           2    5.73%

Alfredo Mason                        100,000          3     .21%

Lawrence Mulcahy                     100,000          3     .21%

All Directors and Executive       5,328,500               11.38%
Officers


Barron Partners                   7,200,000           5   15.38%

CRT Capital Group, LLC            2,500,000                5.34%

Contrarion fund                   4,000,000                8.54%


1 2,500,000 shares originally issued pursuant to Employment Agreement filed under DEF14C on September 26, 2003. Includes 133,334 in options that are exercisable and the disposition of any shares effected during 2005.

2 2,500,000 shares originally issued pursuant to Employment Agreement filed under DEF14C on September 26, 2003. Included 766,666 in options that are exercisable and the disposition of any shares effected during 2005.

3 100,000 shares issued to each Director, as per agreement, in return for one year's service on the Board.

4 Percent of common stock is based on 46,828,215 shares of common stock issued and outstanding on March 22, 2006 with beneficial ownership being determined in accordance with the rules of the SEC and including voting or investment power with respect to securities. Securities "beneficially owned" by a person may include securities owned by or for, among others, the spouse, children or certain other relatives residing with such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 22, 2006. Shares issuable pursuant to the exercise of warrants and the exercise of options are deemed outstanding for computing the percentage of any other person.

5    All shares may be acquired by the exercise of a $1.36 warrant.

Item 12. Certain Relationships and Related Transactions.

There were no transactions, or series of transactions, for the years ended December 31,2005, 2004 or 2003 to which Global was a party, in which the amount exceeds $60,000, and in which to the knowledge of Global, any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.


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

3.5 Amendment to Articles of Incorporation of RenegadeVenture Corporation, incorporated by reference from Exhibit 3.5 to Form 8-K dated August 16, 1996. 1

3.6 Articles and Certificate of Merger dated September 18, 1997, between Renegade Venture Corporation and Renegade Venture (Nev.) Corporation, a Nevada corporation, with Merger Agreement attached thereto as Exhibit A, incorporated by reference to Exhibit 2.1 to Form 8-K dated October 2, 1997. ............... 1

3.7 Certificate of Incorporation of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K old-fashioned October 2,
1997......................................................................... 1

3.8 Bylaws of Renegade Venture (Nev.) Corporation, incorporated by reference to
Exhibit 3.2 to Form 8-K dated October 2, 1997................................ 1

3.9 Articles of Incorporation of Johnstone SoftMachine Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K dated May 1, 2003.................... 1

3.10 Bylaws of Johnstone SoftMachine Corporation, incorporated by reference to
Exhibit 3.2 to Form 8-K dated May 1, 2003.................................... 1

3.11 Articles of Incorporation of Hamilton Aerospace Technologies, Inc.,
incorporated by reference to Exhibit 3.1 to Form 8-K dated May 3, 2003....... 1

3.12 Bylaws of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K dated May 3, 2003................................. 1

3.13 Amendment to Articles of Incorporation/By-Laws incorporated by reference to
Form 8-K dated 12/16/04...................................................... 1

3.14 Amended and Restated Articles of Incorporation of Global dated December 10, 2004 incorporated by reference to the SB-2 registration effective February 8, 2006

4.1 Specimen common stock certificate, incorporated by reference to Exhibit 4.1 to registration statement of Form S-18, file No. 33-30476 dated August 11,
1989......................................................................... 1

4.2 Common stock Purchase Warrants Issued to Barron Partners on May 31, 2005 incorporated by reference to the SB-2 registration effective February 8, 2006.

4.3 Common Stock Purchase Warrants Issued to JG Capital on May 31, 2004 incorporated by reference to the SB-2 registration effective February 8, 2006.

10.1 Common Stock Option granted to Randy J. Sasaki.......................... 1

10.2 Common Stock Option granted to John D. Brasher Jr....................... 1

10.3 Data License Agreement dated April 12, 2002, between LogiCapital Corporation and Johnstone SoftMachine Corporation, incorporated by reference to
Exhibit 10.1 to Form 8-K dated May 1, 2003................................... 1

10.4 Sale of Assets Agreement dated April 15, 2002, between Hamilton Aerospace and Hamilton Aviation, Inc., incorporated by reference to Exhibit 10.1 to Form
8-K dated May 3, 2002........................................................ 1

10.5 Acquisition of World Jet Corporation incorporated by reference to Form 8-K filed August 13,2004......................................................... 1

10.6 Subscription agreement private offering incorporated by reference to Form
8-K filed September 8, 2004.................................................. 1

10.7 Consignment agreement incorporated by reference to Form 8-K filed December
8, 2004...................................................................... 1

10.8 Stock Purchase Agreement dated May 31, 2004 with Barron Partners, LP incorporated by reference to the SB-2 registration effective February 8, 2006.

10.9 Property Lease between Hamilton Aerospace technologies, Inc. and Tucson airport Authority incorporated by reference to the SB-2 registration effective February 8, 2006.

10.10 Employment Agreement Dated July 21, 2003 between Ian Herman and Global Aircraft solutions, Inc. incorporated by reference to the SB-2 registration effective February 8, 2006.

10.11 Employment Agreement Dated July 21, 2003 between John Sawyer and Global Aircraft Solutions, Inc. incorporated by reference to the SB-2 registration effective February 8, 2006.

11.1 Statement regarding computation of per share earnings incorporated to notes to the audited financial statements herein................................... 2

14.1 Code of Ethics.......................................................... 1

21.1 Subsidiaries of the Registrant.......................................... 2

22.1 Published report regarding matters submitted to vote.................... 2

31.1 Rule 13a -14/15d -14 (a) Certifications................................. 2

32.1 Section 1350 Certifications............................................. 2

99.1 1997 Compensatory Stock Option Plan, incorporated by reference to Exhibit
10.1 to Form 8-K dated October 2, 1997....................................... 1

99.2 1997 Employee Stock Compensation Plan, incorporated by reference to Exhibit
10.2 to Form 8-K dated October 2, 1997....................................... 1

99.3 2002 Compensatory Stock Option Plan, incorporated by reference to Exhibit

99.1 to Form 8-K dated May 1, 2002........................................... 1


1 - Incorporated by reference to another registration statement, report or document.

2 -   Included as part of this Report.


(b) Reports on Form 8-K.

Filed during 4th Quarter of 2005:

November 16, 2005 - covering Item 1.01, Entry into a Material Definitive Agreement.

November 17, 2005 - covering Item 7.01. Regulation FD Disclosure Agreement and
Item 9.01 Financial Statements and Exhibits. the exhibit was 99.1, Press Release of Global Aircraft Solutions, Inc. issued November 17, 2005.

November 21, 2005 - covering Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial statements and Exhibits. The exhibit was 99.1 Aircraft Sale and Purchase Agreement dated November 14, 2005.

December 2, 2005 - covering Item 2.02, Results of Operations and Financial Condition and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Transcript of November 16, 2005 Conference Call discussing financial performance and results of operations for fiscal quarter ended September 30, 2005.

December 7, 2005 - covering Item 7.01, Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Global Aircraft Solutions, Inc. December 6, 2005 investor Presentation.

December 14, 2005 - covering Item 1.01 and Item 2.03, Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation of a Registrant, respectively and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Press Release of Global Aircraft Solutions, Inc. dated December 13, 2005 and 99.2, Form of Modificatin to Loan Agreement among Global Aircraft Solutions, Inc., Hamilton Aerospace Technologies, Inc. and World Jet Corporation as borrowers and Bank as lender.


Filed in earlier quarters of 2005:

January 21, 2005 - covering Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was a Press release of global aircraft solutions, Inc. issued January 20, 2005.

February 8, 2005 - covering Item 2.03 Creation of a direct FinancialObligation of a Registrant. And Item 9.01 Financial Statements and Exhibits. The exhibilts were 99.1, form of Loan Agreement between Hamilton Aerospace Technoloties, Inc. as Borrower and M&I Bank as Lender; 99.2, form of Promissory Note by Hamilton Aerospace Technologies, Inc. in favor M&I Bank as Lender; 99.3, Form of Security Agreement between Hamilton Aerospace Technologies, Inc., as grantors, in favor of M&I Bank as secured creditors; 99.4, form of Guaranty between Global Aircraft Solutions, Inc. ("Registrant") and M&I Bank as Lender.

July 14, 2005 - covering Item 1.01 and Item 2.03, Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation of a Registrant, respectively and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Form of Loan Agreement among Global Aircraft Solutions, Inc., Hamilton Aerospace Technolgies, Inc. and World Jet Corporation as borrowers and Bank as lender; 99.2, Form of Promissory Note by Global Solutions, Inc., Hamilton Aeropsace Technologies, Inc. and World Jet Corporation in favor of Bank as Lender; 99.3, Form of Acknowledgement of Closing date of Line of Credit.

August 2, 2005 - covering Item 3.02, Unregistered Sales of Equity Securities.

August 18, 2005 - covering Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was Press Release of Global Aircraft Soluions, Inc. issued august 15, 2005.

September 1, 2005 - covering Item 1.01, Entry into a Material
DefinitiveAgreement and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Operating agreement of Jetglobal, LLC and 99.2, Press Release of Global Aorcraft Solutions, Inc. issued September 1, 2005.

September 9, 2005 - covering Item 1.01, Entry into a Material
DefinitiveAgreement and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Operating Agreement of Jetglogbal, LLC; 99.2, Press Release of Global Aircraft Solutions, Inc. issued September 1, 2005; 99.3, Aircraft Sale & Purchase Agreement between Jetglobal,LLC and Jetran, LLC.

September 13, 2005 - covering 3.02, Unregistered Sales of Equity Securities.


Item 14.  Principal Accountant Fees and Services

The following table represent aggregate fees billed to the Company for the years ended December 31, 2004 and 2005 by Larry O'Donnell, CPA, P.C., the company's principal accounting firm.

                                          Year Ended December 31,
                                          -----------------------
                                            2004           2005
                                          --------       --------

               Audit Fees                 $  9,390       $ 15,850
               Audit-related Fees (a)       11,500          4,600
               Tax Fees (b)                                 1,000
               All Other Fees (c)            7,140          5,250

                  Total Fees (d)           $28,030       $ 26,700

(a) Primarily audit services for acquisitions and review services

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


Date: April 5, 2006


GLOBAL AIRCRAFT SOLUTIONS, INC.
Formerly Renegade Venture (NEV) Corporation


                                          By:  /s/  Ian Herman
                                               ---------------------------------
                                               Ian Herman, Chief Executive
                                               Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated.


Name                                                            Date
----                                                            ----

/s/  Ian M. Herman                                             04/05/2006
------------------------------------------------
     Ian M. Herman
     Director, Chairman, Chief Executive Officer
     And Chief Financial Officer
     (Principal Executive Officer)


/s/  John B. Sawyer                                            04/05/2006
-------------------------------------------------
     John B. Sawyer
     President, Director (Chief Operating Officer)


/s/  Patricia Graham                                           04/05/2006
-------------------------------------------------
      Patricia Graham
      (Principal Financial and Accounting Officer)

                           Larry O'Donnell, CPA, P.C.

Telephone (303)745-4545                                 2228 South Fraser Street
                                                                          Unit 1
                                                          Aurora, Colorado 80014


             Report of Independent Registered Public Accounting Firm

To the Board of Directors
Global Aircraft Solutions, Inc.
Tucson, Arizona


I have audited the accompanying balance sheet of Global Aircraft Solutions, Inc. (formerly Renegade Venture (Nev.) Corporation, as of December 31, 2004, and the related statements of loss, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Aircraft Solutions, Inc. (formerly Renegade Venture (Nev.) Corporation as of December 31, 2004 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Larry O'Donnell, CPA, P.C.
March 25, 2005

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


To the Board of Directors and Shareholders of Global Aircraft Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Global Aircraft Solutions, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Aircraft Solutions, Inc. and subsidiaries as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/  EPSTEIN, WEBER & CONOVER, PLC
     Scottsdale, Arizona
     April 3, 2006


                                      GLOBAL AIRCRAFT SOLUTIONS, INC.
                                Formerly Renegade Venture (Nev.) Corporation
                                        Consolidated Balance Sheet
                                       December 31, 2004 and 2005
                                                (Audited)


                                                 ASSETS

                                                                   2004                      2005
                                                               -----------               -----------
CURRENT ASSETS
Cash and cash equivalents                                      $   549,904               $   368,013
Accounts receivable                                              4,766,215                 4,993,138
Note receivable                                                    175,642                 1,997,868
Inventory                                                        3,507,249                 6,580,092
Restricted funds                                                     --                       98,500
Other current assets                                               380,932                   304,987
                                                               -----------               -----------

  TOTAL CURRENT ASSETS                                         $ 9,379,942               $14,342,598

Property, plant and equipment                                    1,632,134                 1,642,141
Investments                                                         25,000                    25,000
Equity in net assets of and advances to affiliates                                         6,333,690
Customer list, net                                                 267,771                   133,886
Agreement with vendor, net                                          56,980                    28,490
Goodwill                                                            38,992                    38,992
Inventory, non current                                             212,500                 2,187,343
Deferred income taxes                                                                        130,000
Other assets                                                       144,693                   192,481
                                                               -----------               -----------

  TOTAL ASSETS                                                 $11,758,012               $25,054,621
                                                               ===========               ===========


The accompanying notes are an integral part of these consolidated financial statements.


                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Formerly Renegade Venture (Nev.) Corporation
                           Consolidated Balance Sheet
                           December 31, 2004 and 2005
                                    (Audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         2004            2005
                                                     ------------    ------------
CURRENT LIABILITIES
Notes payable                                        $          0    $  2,564,739
Accounts payable - trade                                2,644,593       7,181,397
Due to factor                                             604,411               0
Customer deposits                                         280,537
Billings in excess of costs and estimated
  earnings on contracts in progress                       966,238          23,458
Accrued liabilities                                       844,709         570,724
Income taxes payable                                      311,182         426,000
Commitments & contingencies                                     0               0
                                                     ------------    ------------

  TOTAL CURRENT LIABILITIES                          $  5,651,670    $ 11,026,222

  TOTAL LIABILITIES                                  $  5,651,670    $ 11,026,222

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000
shares authorized in 2004 and 2005;
31,030,386 and 38,998,215 issued and
30,650,386 and
38,618,215 outstanding in 2004 and 2005              $     31,030    $     38,998
Additional paid-in capital                              7,033,950      11,904,683
Deferred compensation                                                     (80,000)
Contributed capital                                       620,289         620,289
Retained earnings (Accumulated deficit)                (1,578,927)      1,544,429
                                                     ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY                         $  6,106,342    $ 14,028,399
                                                     ------------    ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 11,758,012    $ 25,054,621
                                                     ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                         GLOBAL AIRCRAFT SOLUTIONS, INC.

                  Formerly Renegade Venture (Nev.) Corporation
                      Consolidated Statement of Operations
                     Years ended December 31, 2004 and 2005
                                    (Audited)

                                                       2004            2005
                                                   ------------    ------------


Net sales                                          $ 30,851,118    $ 41,228,648
Cost of sales                                       (24,195,426)    (30,842,461)
Inventory write down                                   (212,500)       (215,500)
                                                   ------------    ------------

Gross profit                                          6,443,192      10,170,687
Selling, general and administrative expenses         (4,826,519)     (7,788,047)
Penalties                                              (295,903)         (1,061)
                                                   ------------    ------------

Gain (loss) from operations                           1,320,770       2,381,579

Other income (expense):
  Interest income                                        85,521         245,610
  Interest expense                                     (329,023)       (386,927)
  Gain on renegotiation of contract                   1,144,502
  Miscellaneous expense                                  (9,084)           (110)
  Discounts taken                                        45,438           7,715
  Miscellaneous income                                   31,162         130,571
  Equity in income of unconsolidated
   affiliate income                                                   1,111,096
                                                   ------------    ------------

Net profit (loss), before tax                      $  2,291,286    $  3,489,534
   Provision for income taxes                                          (366,178)
                                                   ------------    ------------

Net profit (loss), after taxes                     $  2,291,286    $  3,123,356
                                                   ============    ============

Net profit (loss) per share (Basic)                $       0.09    $       0.09
                                                   ============    ============
Net profit (loss) per share (Fully Diluted)        $       0.09    $       0.09
                                                   ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                                   GLOBAL AIRCRAFT SOLUTIONS, INC.
                                            Formerly Renegade Venture (NEV.) Corporation
                                     Consolidated Statement of Changes in Stockholders' Equity
                             For the Year Ended December 31, 2004 and the Year Ended December 31, 2005

                                           Additional     Contributed     Deferred      Treasury     Accumulated    Stockholder
                                             Paid-in        Capital     Compensation     Stock    Earnings/Deficit    Equity
                                             Capital
                     Shares      Amount      Amount         Amount         Amount                      Amount         Amount
                   -----------   -------   -----------    -----------    -----------    ---------    -----------    -----------
 Balance December   17,480,000    17,860     2,412,373        620,289       (332,000)                 (3,870,213)    (1,151,691)
     31, 2003

  1st Qtr, 2004

   Compensation                                                               12,000
     expensed

   2ndQtr, 2004

 Shares issued to    9,600,000     9,600     3,009,600
 Barron partners
    for a cash
 consideration of
  $.34 per share

Shares pledged as    1,000,000     1,000       499,000
  payment on the
purchase of World
  Jet valued at
   $.50 (issued
     7/27/04)

 900,000 options                                54,000
 granted at $ .06
   below market

  3rd Qtr, 2004

 Shares issued to    2,115,386     2,115       946,832
JG Capital, et al
    for a cash
 consideration or
  $.52 per share

  Shares issued         55,000        55        17,545
 upon exercise of
 options at $.32
  per share and
 cash payment of
     $17,600.

 Shares issued as      400,000       400        91,600
 compensation for
   professional
  services to be
 rendered over a
 two-year period
Valued at $92,000

 100,000 options                                 3,000
  granted at .03
   below market

  Shares vested                                                              320,000
 (Herman & Sawyer
    employment
  agreement, 3rd
 Quarter of 2003)

  4th Qtr, 2004

 Net Income/Loss                                                                                       2,291,286
                   -----------   -------   -----------    -----------    -----------    ---------    -----------    -----------
 Balance December   30,650,386    31,030     7,033,950        620,289              0                  (1,578,927)     6,106,342
     31, 2004

  1st Qtr, 2005

  Shares issued,        50,000        50        14,950
Options exercised
  50,000 @ $0.30

  2nd Qtr, 2005

    No change

  3rd Qtr, 2005

 Shares issued to    7,200,000     7,200     4,644,000
 Barron Partners
    for a cash
 consideration of
  $.68 per share

  Shares issued        421,812       422          (422)
  under non-cash
   provision of
    warrants

  4th Qtr, 2005

 Shares issued to      200,000       200       156,800                      (80,000)
 Directors under
 agreement; price
    at original
    measurement
   date of $.23
 price at revised
 measurement date
  $0.80, 100,000
 shares for 2006;
100,000 shares to
  be expensed in
       2006

 Shares issued to       15,000        15        19,485
  employee under
    agreement,
      price
  at measurement
  date of $1.30

 Shares issued to       60,000        60        35,940
 employees under
 agreement, price
  at measurement
   date of $.60

  Shares issued         21,017        21           (21)
  under non-cash
   provision of
     warrants

 Net Income/Loss                                                                                       3,123,356
                   -----------   -------   -----------    -----------    -----------    ---------    -----------    -----------
     Balance        36,618,215    38,998    11,904,683        620,289        (80,000)                  1,544,429     14,028,399
   December 31
       2005

The accompanying notes are an integral part of these consolidated financial statements.


                            GLOBAL AIRCRAFT SOLUTIONS, INC.
                     Formerly Renegade Venture (Nev.) Corporation
                         Consolidated Statement of Cash Flows
                        Years ended December 31, 2004 and 2005
                                       (Audited)

                                                                2004           2005
                                                            -----------    -----------
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                       $ 2,291,286    $ 3,123,356

Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
    Equity in income of unconsolidated affiliate                            (1,111,096)
    Depreciation                                                325,966        489,818
    Amortization                                                162,376        162,376
    Write down of inventory                                     212,500        212,500
    Deferred income taxes                                                        6,400
    Allowance for Doubtful Accounts                              14,944        473,208
    Gain from Renegotiation of Contract                      (1,144,502)
    Expenses paid with stock                                    476,613        326,594
                                                            -----------    -----------
Net adjustments to reconcile net Profit(Loss) to net cash        47,897       (559,800)

Changes in Assets and Liabilities:
    Accounts receivable                                      (3,584,402)    (2,775,131)
    Prepaid expenses                                            (75,157)      (115,149)
    Inventory                                                (1,631,494)    (5,260,186)
    Investments                                                 (25,000)
    Restricted funds                                               (409)       (98,500)
    Other current assets                                         83,906         56,384
    Other non-current assets                                   (212,500)      (177,788)
    Accounts payable-trade                                    2,269,999      4,535,546
    Accounts payable-related party                               16,173         (6,219)

    Customer deposits                                           252,737       (280,537)
    Billings in excess of cost and estimated
       earnings on contracts in progress                        642,552       (942,780)
    Income Taxes Payable                                        208,989        374,722
    Accrued liabilities                                        (414,735)      (272,908)
                                                            -----------    -----------
Net cash used by operating activities                          (130,158)    (1,279,390)

Cash flows from investing activities:
    Purchase of property, plant and equipment                (1,388,070)      (499,827)
    Purchase of World Jet, net of cash acquired                (959,644)
    Payments on note receivable                                                196,390
    Investment in Jetglobal, LLC                                            (5,222,594)
                                                            -----------    -----------
Net cash used by investing activities                        (2,347,714)    (5,526,031)

Cash flows from financing activities:
    Proceeds from issuance of common stock                    4,381,600      4,911,000
    Payments related to common stock issued                    (395,853)      (244,800)
    Proceeds from bank loans                                  1,723,686      7,511,373
    Repayments of bank loans                                 (1,851,400)    (4,949,634)
    Due to factor                                              (394,391)      (604,409)
    Redemption of shares                                       (400,535)
    Other financing activities, net                             (44,011)
                                                            -----------    -----------
Net cash provided by financing activities                     3,019,096      6,623,530

Net increase (decrease) in cash and cash equivalents            541,224       (181,891)
Cash and cash equivalents at beginning of period                  8,680        549,904
                                                            -----------    -----------

Cash and cash equivalents at end of period                  $   549,904    $   368,013
                                                            ===========    ===========


     1.   Interest paid in 2004 was $329,023 and in 2005, $375,745 was paid.
     2.   No income taxes were paid in 2004 and$121,473 was paid in 2005.

Schedule of non-cash investing and financing activities:

     o    Common stock issued for World Jet corporation $500,000 in July 2004
     o During the 4th quarter of 2005 $1,475,000 in accounts receivable was transferred to a Note receivable. The Note stipulates weekly payments of $52,993.76, has an interest rate of 8% per annum, and is all due and payable on or before June 9, 2006
     o During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to the Company by Avolar Aero Lineas SA de CV. The note is all due and payable on or before June 30, 2006 and bears interest at 6.5% per annum.


The accompanying notes are an integral part of these consolidated financial statements.



                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  (Formerly Renegade Venture (NEV) Corporation)
                          Notes to Financial Statements
                     December 31, 2004 and December 31,2005


1.  BASIS OF PRESENTATION

These consolidated financial statements include the accounts of Global Aircraft Solutions, Inc., formerly Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT") and Johnstone Softmachine Corporation ("Johnstone"), and World Jet Corporation ("World Jet"), collectively, the "Company". HAT and Johnstone were acquired by Global on May 2, 2002. For accounting purposes, the transaction has been treated as an acquisition of Global, formerly Renegade Venture (NEV.) Corporation by HAT and as a recapitalization of Global, formerly Renegade Venture (NEV.) Corporation. The acquisition of 100% of World Jet, Inc. was finalized on July 15, 2003, with an effective date of January 1, 2003. As such, the financial statements reflect the accounting activity of HAT since its inception date of April 5, 2002 and of World Jet since January 1, 2004. Johnstone is currently inactive.


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

On May 2, 2002, the Company acquired 100% of the common stock of Hamilton Aerospace Technologies Inc. ("HAT") pursuant to a Stock Exchange Agreement whereby the former shareholders of HAT received 12,500,000 common shares of Renegade Venture (NEV.) Corporation, now Global Aircraft Solutions, Inc. Subsequent to this reverse merger there were 16,200,000 total common shares outstanding. HAT was formed on April 5, 2002 and commenced operations on April 15, 2002. HAT provides large aircraft maintenance, repair and modification services to owners and operators of large transport-category commercial jet aircraft. Services of this nature are required and needed by passenger and cargo air carriers, aircraft lessors, and governmental entities. HAT provides services to both domestic and foreign customers.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider cash and investments in securities with maturities at the purchase of three months or less to be cash and cash equivalents.

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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance were material to the financial statements in 2005. During 2005, the Company had bad debt expense of $473,000. The Company believes its allowance at December 31, 2005 is adequate based on review of our outstanding accounts receivable.

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

Inventories include used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing.

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

Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2005 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed.

Income (Loss) per share

Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. Reconciliation of EPS for 2004 and 2005 are as follows:

                                                    For the Year Ended 2004
                                              ----------------------------------

                                               Income        Shares    Per-Share
                                             (Numerator) (Denominator)  Amount
                                              ----------   ----------   --------

Net Income                                    $2,291,286

Basic EPS

Income available to common stockholders       $2,291,286   24,443,256   $   0.09


Warrants                                                      125,656

Options                                                       418,073

Diluted EPS

Income available to common stockholders
+ assumed conversions                         $2,291,286   24,986,985   $   0.09



                                                    For the Year Ended 2005
                                              ----------------------------------

                                               Income       Shares     Per-Share
                                             (Numerator) (Denominator)  Amount
                                              ----------   ----------   --------

Net Income                                    $3,123,356

Basic EPS

Income available to common stockholders       $3,123,356   33,848,722   $   0.09


Warrants                                                      639,449

Options                                                       772,500

Diluted EPS

Income available to common stockholders
+ assumed conversions                         $3,123,356   35,260,671   $   0.09

Calculation of Weighted Average Shares for 2004:

Issues          Shares         Date          Days       Weighted shares
------          ------         ----          ----       ---------------

                17,480,000     1/01 - 6/01   152           7,259,454

9,600,000       27,080,000     6/01 - 7/07    36           2,663,607

   55,000       27,135,000     7/07 - 7/09     2             148,279

  400,000       27,535,000     7/09 - 7/27    18           1,354,180

1,000,000       28,535,000     7/27 - 9/02    37           2,884,686

2,115,386       30,650,386     9/02 - 1/01   121          10,133,051
                                             ---          ----------

                               TOTALS        366          24,443,256


Calculation of Dilution for 2004

                  No. of   Proceeds  Incremental  Date of    Days to    Weighted
                  shares             Difference    issue   12/31/2004   Average
                                                                        Dilution
                  ------   --------  ----------    -----   ----------   --------

Warrants @ $.34    720,000  $244,800    210,000   5/26/2004     219      125,656

Options @ $ .17    900,000  $153,000    581,250   5/13/2004     232      368,443

Options @ $ .20    100,000  $ 20,000     58,333   5/13/2004     232       36,976

Options @ $ .30     50,000  $ 15,000     18,750   4/28/2004     247       12,654
                                                                        -------
Total Dilution                                                          543,728

(Average price $0.48)


Calculation of Weighted Average Shares for 2005:

    Issues        Shares      Date            Days    Weighted shares
    ------        ------      ----            ----    ---------------

                30,650,386    1/01 - 1/18      17         1,427,552

     50,000     30,700,000    1/18 - 8/03     197        16,569,797

  7,200,000     37,900,386    8/03 - 8/30      27         2,803,590

    399,000     38,299,386    8/30 - 9/14      15         1,573,947

     22,812     38,322,198    9/14 - 11/23     70         7,349,463

    275,000     38,597,198    11/23 - 12/27    34         3,595,355

     21,017     38,618,215    12/27 - 1/01      5           529,017
                                              ---        ----------
                              TOTALS          365        33,848,722

Calculation of Dilution for 2005

                    No. of   Proceeds  Incremental  Date of    Days to  Weighted
                    shares             Difference    issue    12/31/05  Average
                                                                        Dilution
                    ------   --------  ----------    -----   ---------- --------

Warrants @ $0.34    219,000  $   74,460   159,650    Prior yrs    365    156,650

Warrants @ $0.52    104,111  $   54,138    58,996    Prior yrs    365     58,996

Warrants @$0.68     540,000  $  367,200   234,000    Prior yrs    365    234,000

Warrants @$1.00   1,137,020  $1,137,020   189,503    Prior yrs    365    189,503

Options @ $0 .17    900,000  $  153,000   772,500    Prior yrs    365    772,500
                                                                       ---------

Total Dilution                                                         1,411,949

(Average price $1.20)

The total weighted average share outstanding for the diluted earnings per share calculation for the year ended December 31, 2005 is 35,260,671.

Equity in Net Assets and Advances to Affiliates

The investment in a 30% interest in JetGobal, LLC is accounted for using the equity method since the Company does not control JetGobal, LLC, but over which it does exert significant influence. Under the equity method, the investment is recorded at cost plus advances and the Company's share of earning less distributions and the Company's share of losses.. The Company considers whether future fair value of it investments has declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, a write-down should be recorded to estimated fair value.

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

The Company's amortizable intangibles consisted of customer lists and vendor agreements. Amortization expense on these totaled $162,376 and $162,376 for the years ended December 31, 2005 and 2004, respectively. Amortization expense related to customer lists and vendor agreements is expected to be as follows for the year ended December 31:

2006 (the final year of amortization)                                 $162,376
----                                                                  --------
                                                                      $162,376
                                                                      ========

Goodwill

Effective January 1, 2004 the Company acquired 100% of the stock of World Jet. This acquisition of World Jet was recorded as follows:

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

In December 2004, the FASB issued SFAS No. 123 (R), " Share Based Payment."
This Statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 ( R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date for value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the required service period. In April, the SEC release No. 33-8568 delayed the implementation of SFAS No. 123 (R). The Statement is now effective for the Company beginning in the first quarter of fiscal year 2007. SFAS No. 123
(R) permits public companies to adopt its requirements using one of two methods: (1) A "modified prospective method in which compensation cost is recognized prospectively for both new grants issued subsequent to the date of adoption, and all unvested awards outstanding at the date of adoption. Expense for the outstanding awards must be based on the valuation determined for the pro forma disclosures under SFAS No. 123. (2) A "modified retrospective" method, which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company is currently in the process of evaluating the two methods and has not yet determined which method it will use.

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

There were no options granted in the year ended December 31, 2005 nor was there vesting of prior year option grants and therefore, no pro-forma effect for the year ended December 31, 2005.


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

     Selected information by business segment is presented in the following tables for the years ended December 31, 2004 and December 31, 2005.

                                                  2004           2005
                                               ($millions)   ($millions)
                                               -----------   -----------
Segment sales:
   Aircraft maintenance                          17.220         19.135
   Aircraft trading                               7.941         13.551
   Part sales                                     6.546         10.684
   Other                                          1.002          2.153

Sub Total                                        32.709         45.223

Elimination of intersegment sales                -1.858         -4.294

Total consolidated sales                         30.851         41.229

Operating income:

   Aircraft maintenance                           3.270          2.232
   Aircraft trading                                .936          3.531
   Part sales                                     1.703          2.783
   Other                                           .534          1.625

   Sub total                                      6.443         10.171

   Selling, general, administrative              -4.827         -7.834
     expense
   Penalties                                      -.296          -.001
   Other, net                                      .971          -.004
   2005 share of Jetglobal net income
     (aircraft trading)                                          1.111

Consolidated earnings before taxes                2.291          3.489

Interest income by segment
   Aircraft maintenance
   Aircraft trading
   Part sales
   Corporate                                      85,521        245,610
Total interest income                             85,521        245,610

Interest expense by segment
  Aircraft maintenance
  Aircraft trading
  Part sales
  Corporate                                      329,023         286,927
Total interest expense                           329,023         286,927


                                                   2004           2005
                                                   ($)             ($)
                                                 -------         -------
Depreciation and amortization by segment:
   Aircraft maintenance                          411,286         330,334
   Aircraft brokerage
   Part sales

Corporate                                         77,056         321,900
Total                                            488,342         652,194


Net asset values:
   Aircraft maintenance                        6,633,504       7,154,108
   Aircraft trading                                            1,224,600
   Part sales                                  2,099,485       8,649,250

   Corporate                                   3,025,023       7,918,367
Total                                         11,758,012      24,946,325


Capital expenditures:
   Aircraft maintenance                        1,080,173         344,824
   Aircraft brokerage
   Part sales

Corporate                                        307,897         155,003
Total                                          1,388,070         499,827

   All of the Company's facilities and assets are located in the United States. The Company sells and ships to several foreign countries. All foreign revenues are collected and recorded in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:

                                             Year                    Year
                                             ended                   ended
                                       December 31, 2004       December 31, 2005
                                       -----------------       -----------------

Angola                                    $         0           $    62,028
Australia                                      97,741                 1,700
Brazil                                                                5,100
Canada                                            577                   688
Columbia                                        3,946                24,904
Ecuador                                     2,207,564
Germany                                        51,520                28,025
Guam                                        2,170,778
Hong Kong                                         890
Indonesia                                                               835
Ireland                                                             224,141
Italy                                          72,883                62,357
Jordan                                      4,063,944             2,468,915
Lebanon                                                             264,681
Malawi                                                              868,943
Mexico                                      1,443,626             2,810,753
 Nigeria                                                            308,755
Pakistan                                    6,510,001               382,795
Peru                                           19,600
Romania                                                              27,000
Scotland                                                             30,969
South Africa                                                         17,345
Spain                                                                 2,200
Tunisia                                         4,130
UAE                                            18,600             9,191,462
United Kingdom                                 55,888                61,654
Venezuela                                      31,532                39,704

TOTALS                                    $16,753,220           $16,845,250


5.  EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, the Company together with BCI Aircraft Leasing, ("BCI"), formed a joint venture, Jetglobal, LLC, Delaware limited liability company.
This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of JetGlobal while the Company will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. The Company invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in JetGlobal. Pursuant to the terms of JetGlobal's Operating Agreement, although the Company has a 30% membership and profit interest, it is only responsible for 25% of the costs and expenses associated with JetGlobal including any business transactions.

As of December 31, 2005, Equity in net assets and advances to affiliates consisted of the following:

     Initial investment in JetGlobal                               $1,125,000
     Payment of 25% share of purchase of aircraft                   3,846,154
     Expenses paid on behalf of JetGlobal                             251,440
     Share of 2005 net income                                       1,111,096

        Balance at December 31, 2005                               $6,333,690

Net sales, gross profit and net income within Jetglobal were $7,599,000, $4,154,000 and $3,703,000 for the year ended December 31, 2005. The balance sheet of Jetglobal has assets of $21,715,000 and no liabilities.


6.  INVENTORY

Inventories consisted of the following:

                                                2004             2005
                                             ----------       ----------

       Maintenance Hardware                  $  991,206       $  604,983
       Parts for Resale                       2,011,269        5,525,109
       Aircraft & Engine                        514,774          450,000
                                             ----------       ----------

                                             $3,507,249       $6,580,092

Inventory, non-current

Inventory that has been held for more than one year is shown under this category. At December 31, 2005, the balance of this account was $2,187,343 and at December 31, 2004, it was $212,500. There were significant inventory purchases during 2004, namely the World Jet and Hamilton Aviation inventories, and most of those inventories were not sold during 2005 resulting in the significant difference in year-end account balances. The Company includes inventory, non-current in any review it does related to the carrying value of inventories.

7. PROPERTY AND EQUIPMENT

                                                         2004           2005
                                                     ----------      ----------
        Gross Asset Values

Land and improvements                                $   25,094       $   25,094
Buildings and improvements                              183,866          190,479
Vehicles                                                 73,328           79,028
Machinery and equipment                               1,568,847        2,023,994
Computer Equipment                                      289,561          306,164
Other Office Equipment                                   50,805           59,568
                                                     ----------       ----------
                                                      2,191,501        2,684,327

Less accumulated depreciation                           559,367        1,042,186
                                                     ----------       ----------

  Property and equipment, Net                        $1,632,134       $1,642,141
                                                     ==========       ==========

During 2004 and 2005, depreciation expense was $325,966 and $489,818 respectively. (World Jet had $113,515 in pre-2004 depreciation when acquired.)


8.  SHAREHOLDERS' EQUITY

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

On November 23, 2005, 60,000 shares were issued to employees pursuant to 2004 employment agreements.

In the year ended December 31, 2005, the Company granted 200,000 shares under restricted stock awards to two directors. The price at measurement was $.80 per share. 100,000 shares vested in 2005. $80,000 was expensed in 2005. 100,000 shares will vest in 2006. $80,000 will be expensed on a monthly basis (1/12 per month) in 2006.

On November 23, 2005 15,000 share of common stock were issued to an employee as a bonus The price per share at measurement date was $1.30 and the Company has recorded a $19,500 expense in connection with the transaction.

On December 27, 2005, outstanding warrants were converted to 21,017 shares of common stock under the non-cash conversion terms of the original agreement of issue.

                               Share value
                                        on
                               Measurement
                                      Date    Vesting Date
                               -----------    ------------

               Common Shares                                38,618,215
                  Issued and
              Outstanding at
           December 31, 2005

                 Unconverted
            Warrants Issued:

                     @ $0.34           .50                     219,000
                     @ $0.68           .50                     540,000
                     @ $1.36           .50                   7,740,000
                     @ $0.52           .65                     104,111
                     @ $1.00           .65                   1,137,020
                     @ $1.36           .65                   1,137,020

                    Subtotal                                10,877,151

             Options Issued:

                     @ $0.17           .23                     900,000

                    Subtotal                                   900,000

             Awards of stock
               pending under
                  employment
                   contracts

                                       .60    07/30/2006       270,000

                    Subtotal                                   270,000

                       Total                                50,665,366






                SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

                                       TOTAL SHARES      ISSUED       AVAILABLE

                        PLAN NAME

2002 Compensatory Stock Option Plan       3,000,000    2,525,000       475,000

2003 Employee Stock Compensation Plan     5,000,000    3,330,000     1,670,000





Pro-forma Stock-based Compensation Disclosure

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." but applies accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. During 2004 and 2005, those options issued to employees that were not immediately exercised are summarized below:

                                                    2004
                          ------------------------------------------------------
                                    Weighted Average
                                      Exercise Price

Options outstanding at     150,000
beginning of year

Granted during year        900,000               $0.17      Exercisable on grant
                                                            date in 2004

Exercised during year      None

Forfeited during year      None

Outstanding at          1,050,000                $0.179     Exercisable on grant
12/31/2004                                                  date

Options exercisable at  1,050,000                $0.179     Exercisable on grant
year-end                                                    date


These options were issued at $0.06 below the share price on the measurement date. Expense in the amount of $54,000 has been included in selling, general and administrative expenses for 2004 in the accompanying statement of operations. Because the options were immediately available the intrinsic value and the fair value of the options is calculated at the same $.23 per share.

A summary of the Company's stock option plans as of December 31, 2005 and changes during the year is presented below:


                                                     2005
                         -------------------------------------------------------

                                      Weighted Average
                                        Exercise Price



Options outstanding at    1,050,000              $0.179     Exercisable on grant
beginning of year                                           date

Granted during year       None

Exercised during year        50,000              $0.30

Forfeited during year     None

Cancelled during year       100,000              $0.20

Outstanding at              900,000              $0.17      Exercisable on grant
12/31/2004                                                  date

Options exercisable at      900,000              $0.17
year-end

Weighted average fair     $0
value of options
granted during the year


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

On December 9, 2005, Global Aircraft Solutions, Inc ("Global"), Hamilton Aerospace Technologies, Inc. ("HAT"), a wholly owned subsidiary of Global Aircraft Solutions, Inc. and World Jet Corporation, ("WJ") a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the "Borrowers") closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank ("M&I Bank"). The modification increased the $2.5 million operating line of credit to $5 million ("Line of Credit"); added a Guidance Line of Credit in the amount of $7 million ("Guidance Credit") solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000.00. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. At December 31, 2005, the applicable interest rate was 7.39% per annum. The interest rate on the Guidance Credit is also 3.00% per annum in excess of the applicable LIBOR rate. The interest rate for each Letter of Credit Facility, if drawn upon, shall also be 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remains secured by a first priority lien on Global's, HAT's and WJ's personal property. Any advances pursuant to the Guidance Credit shall be secured by a first priority lien on any aircraft purchased with such advance. The term of the Line of Credit; the Guidance Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under both the Line of Credit and Guidance Credit shall be due on the expiration date.

While there is no required monthly repayment obligation of the Line of Credit, the Line of Credit is based upon and limited by a borrowing base equal to the sum of 80% of the outstanding amount of all Eligible Accounts as defined in the Loan Agreement and 50% of the net book value of all Eligible Inventory as defined in the Loan Agreement. While there is no required monthly repayment obligation of the Guidance Credit, the Borrowers are required to repay, from time to time, (i) an amount equal to any amount by which the outstanding principal balance of the Guidance Credit exceeds $7 million, (ii) all amounts received by Borrowers under any aircraft purchase agreement, other than an initial down payment to the extent it does not exceed twenty-five percent (25%) of the purchase price, and (iii) any portion of an advance or readvance not paid within ninety (90) days of the advance or readvance. Borrowers are also responsible to immediately repay to bank the amount of an advance upon any breach of the aircraft purchase agreement. If any Letter of Credit Facility is drawn upon, all principal and accrued and unpaid interest shall be due and payable upon demand.

The Borrowers paid total fees and expenses of approximately $37,500.00 in connection with the modification to the Line of Credit and addition of the Guidance Credit and Letter of Credit Facility. The Borrowers will owe a loan fee to the bank equal to 1% of the amount of any requested advance under the Guidance Credit with a cap of $52,500.00 in cumulative fees. The Borrowers will owe the bank a fee for the issuance of any Letter of Credit in the amount of 2% of the amount of the letter of credit.

The balance due of the Line of Credit at December 31, 2005 was $2,564,739. The Line of Credit also secures a Letter of Credit for $128,000, which was issued to TAA as part of the lease agreement for the HAT facility. The total available credit facility is $12,000,000 at December 31, 2005 subject to the borrowing base and the Guidance Credit Line provisions that $7,000,000 be used for aircraft purchases only.

At December 31, 2005, the Company was not in compliance with the quick ratio (defined as cash, liquid cash equivalents and accounts receivable, divided by current liabilities) covenant to the loan agreement. The ratio is to be at least ..90 to 1. At December 31, 2005 the ratio for the Company was .49 to 1.


10.   DUE TO FACTOR

As of December 31, 2004, the Company's World Jet subsidiary had placed invoices belonging to various customers, in full recourse financing. The debt is secured by the company's accounts receivable due from customers and bears interest at a rate as high as 37.5% per annum. At December 31, 2004, open invoices had accumulated interest at a rate of 32% per annum. Interest is charged on the total face value of invoices placed less the payments made. At December 31, 2005 all factored amounts were paid and there are no plans to reopen factoring agreements in the future.


11.   RELATED PARTY TRANSACTIONS

BCI Aircraft Leasing, Inc.

BCI Aircraaft Leasing, Inc., Global's partner in Jetglobal, see Note 6, accounted for 4% of Company revenue during 2005. The account receivable from BCI at December 31, 2005 was $241,591.86.

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


12. CONTRACTS IN PROGRESS

At December 31, 2004and December 31, 2005, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                                       2004             2005
                                                   -----------      -----------

Costs incurred on uncompleted contracts            $ 1,161,109      $ 1,072,582

Profit earned to date                                  412,938        1,156,235
                                                   -----------      -----------

                                                   $ 1,574,047      $ 2,228,817

Less: Billings to date                              (2,855,203)      (2,252,275)
                                                   -----------      -----------

                                                   ($1,281,156)     ($   23,458)
                                                   ===========      ===========


Included in the accompanying balance sheet at December 31, 2004 and 2005 under the following caption:

Billings in excess of costs and estimated earnings on uncompleted contracts


                                                       2004              2004
                                                   -----------       -----------
Billings in excess from above                      $ 1,281,156       $    23,458

Time and material earnings unbilled                   (314,918)                0
                                                   -----------       -----------

Net                                                $   966,238       $    23,458
                                                   ===========       ===========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.


13.   TRADE ACCOUNTS RECEIVABLE

As of December 31, 2004 and December 31, 2005, trade accounts receivable consist of the following:

                                                       2004             2005
                                                   -----------      ------------

Contracts in progress                              $ 1,961,319      $   769,322
Completed contracts                                  2,858,045        4,516,323
                                                   -----------      -----------

                                                   $ 4,819,364      $ 5,285,645

Less: allowance for doubtful accounts                  (53,149)        (292,507)
                                                   -----------      -----------

                                                   $ 4,766,215      $ 4,993,138

14.   NOTES RECEIVABLE

On September 1, 2003 Global was tendered a $100,000 note receivable. The note bears interest at 5% and is all due and payable February 28, 2006.

During the 4th quarter of 2005 $1,475,000 in accounts receivable was transferred to a Note receivable. The Note stipulates weekly payments of $52,993.76, has an interest rate of 8% per annum, and is all due and payable on or before June 9, 2006.

During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to the Company by Avolar Aero Lineas SA de CV. The note is all due and payable on or before June 30, 2006 and bears interest at 6.5% per annum.


15.   INCOME TAXES

The Company had no current State or Federal income tax expense for the years ended December 31, 2004 and December 31, 2005.

                                                      2004              2005
                                                   ----------       -----------

Current provision/benefit                          $    --          $   372,578
Deferred provision/benefit                         $    --               (6,400)
                                                   -----------      -----------
                                                   $    --          $   366,178
                                                   ===========      ===========


                                                      2004              2005
                                                   -----------      -----------

Federal income tax expense (benefit) at            $   855,000      $ 1,186,442
statutory rate (34%)

State income tax expense (benefit) net of
federal tax effect                                      81,000          174,476

Benefit of new operating loss carryover               (936,000)        (951,200)

Deferred income tax valuation allowance

Surtax exemption and other                                              (43,540)
                                                   -----------      -----------

Net income tax expense                             $         0      $   366,178


Deferred tax assets and liabilities are determined based on the difference between currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.


Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of net operating losses.

The components of deferred taxes at December 31, 2004 and December 31, 2005 in the accompanying balance sheet is summarized below:

                                          2004                           2005
                                       ----------                       --------
Deferred tax assets
Allowance for bad debts                                                 117,200
Impaired goodwill                                                        46,400
Amortization of intangibles                                             102,000
Net operating loss carry forward        370,000

Less valuation allowance               (370,000)
                                       --------                         -------

                                              0                         265,600

Deferred tax liabilities
Depreciation                                                             78,000
Deferred tax liabilities                                                 78,000
                                       --------                         -------
Valuation allowance                                                     (57,000)

Deferred tax assets, net                                                130,000


At December 31, 2004, the Company has approximately $1,000,000 of unused Federal net operating loss carry forwards, which was used in 2005.

The valuation allowance decreased by $951,200 during the year ended December 31, 2005.

16.   CONCENTRATION OF REVENUES

The Company's top four customers accounted for 37.1% of sales during the year ended December 31, 2005. The Company's top four customers accounted for 56% of sales during the year ended December 31, 2004. Five customers accounted for 45% of the Company's accounts receivable at December 31, 2005. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base and we expect to further reduce this risk in 2005. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers reference above for 2004 & 2005 are listed in the table below:


    2004-Top          2004- % Of          2005-Top Four          2005- % Of
 Four Customers        Revenues            Customers              Revenues
 --------------        --------            ---------              --------

Customer A               21.3              Customer E               16.7

Customer B               13.2              Customer C                8.3

Customer C               11.7              Customer F                6.6

Customer D                9.8              Customer G                6.0

Top Four-2004 Total %      56              Top Four-2005 Total %    37.6


17.   GAIN ON RENEGOTATION OF CONTRACTS

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

Summarized below are the $ amounts recognized on renegotiation of contracts by quarter and by operating unit:

                       Global         Hamilton          World
Quarter Ended:         Aircraft       Aerospace         Jet      Consolidated
--------------         --------       ---------         ---      ------------

March 31, 2004                        $  88,000       $ 224,654    $   312,654

June 30, 2004                                         $ 224,654    $   224,654

September 30, 2004                    $ 607,194                    $   607,194

December 31, 2004                                                  $       -0-

 Totals for Year          -0-         $ 695,194       $ 449,308    $ 1,144,502


18. SUBSEQUENT EVENTS

On February 20, 2006, the Company executed an amendment to the lease with Tucson Airport Authority, Inc. for the rent of the HAT facility extending the term for one year until February 28, 2007 and stipulating a rental amount of $318,228.37 per year, payable monthly, commencing March 1, 2006.

On February 20, 2006, the Company executed an amendment to the lease with Tucson Airport Authority, Inc. for the World Jet inventory storage facility extending the term for one year until February 28, 2007 and stipulating a rental amount of $210,911.59 per year, payable monthly, commencing March 1, 2006.