Form 10KSB/A
period 2005-12-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2006-04-14
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

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

                         Global Aircraft Solutions, Inc.


                                  FORM 10-KSB/A


                                 AMENDMENT NO. 1


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005


                                      INDEX


                                    PART III


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
         -------------------------------------------------------------------


EXPLANATORY NOTE


This Form 10-KSB/A is being filed solely to correct Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters of the 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 10, 2006. Item 11 is hereby amended and replaced with the following to more accurately reflect the beneficial ownership interests in Global Aircraft Solutions, Inc.


AMENDED ITEM 11 TO 10-KSB filed April 10, 2006


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters


The following table sets forth, as of March 22, 2006, the stock ownership of each officer and director of Global, of all officers and directors of Global as a group, and of each person known by Global to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of Global, except as noted.

                                                     Shares             Percent
  Name and Address                                   Beneficially       of Class
  of Beneficial Owner                                Owned(1)           Owned(1)
  -------------------                                --------          ---------
  Barron Partners, LP.............................   7,200,000  (2)      15.37%
  Brencourt Advisors, LLC.........................   2,298,350  (3)       5.93%
  Contrarian Capital Management...................   4,000,000  (4)      10.33%
  Delta Offshore, Ltd.............................   3,000,000  (5)       7.75%
  CRT Capital Group, LLC..........................   2,543,500  (6)       6.57%
  Silver Point Capital, L.P.......................   2,000,000  (7)       5.16%
  Perugia Design .................................   2,000,000  (8)       5.16%

  Directors and Officers
  John Sawyer.....................................   2,681,666  (9)       6.79%
  Ian Herman......................................   2,448,334  (10)      6.30%
  Lawrence Mulcahy................................     100,000             *
  Alfredo Mason ..................................     100,000             *
  Seymour Siegel..................................      10,000             *

  Directors and Officers as a Group ..............    5,340,000           13.79%

--------------------
* Individual is the beneficial owner of less than one percent (1%) of the Company's outstanding Common Stock.

(1) In setting forth this information, the Company has relied upon its stock and transfer records, to the extent available to the Company without unreasonable effort or expense, and upon Schedule 13D and Schedule 13G filings of, and other information provided by the persons listed. Beneficial ownership is reported in accordance with Securities and Exchange Commission ("SEC") regulations and therefore includes shares of the Company's Common Stock which may be acquired within 60 days after March 22, 2006, upon the exercise of outstanding warrants or options. Shares of Common Stock issuable upon the exercise of such warrants or options are deemed outstanding for purposes of computing the percentage of Common Stock owned by the beneficial owner thereof listed in the table, but are not deemed outstanding for purposes of computing the percentage of outstanding Common Stock owned by any other stockholder. Except as otherwise stated below, all shares are owned directly and of record, and each named person has sole voting and investment power with regard to the shares shown as owned by such person. For each shareholder, Percent of Class Owned is based on the 38,728,215 shares of Common Stock issued and outstanding on March 22, 2006 plus any shares which may be acquired by such beneficial shareholder within 60 days. This calculation does not include warrants and options held by non-beneficial shareholders holding less than 5% of the outstanding stock.
(2) Represents a warrant to acquire 7,200,000 shares that may be acquired upon conversion of such warrant at an exercise price of $1.36 per share.
(3) As reported on Schedule 13G filed 2/14/06 for 2,298,350 shares as an investment advisor.
(4) As reported on Schedule 13G on 7/28/05 as an investment advisor with shared voting and dispositive power with Contrarian Equity Fund, L.P. which reports holding 3,355,669 shares as a corporation.
(5) As reported on Schedule 13G on 7/27/05 as a corporation with shared voting and dispositive power with Trafelet & Company, LLC and Remy Trafelet as members of the group.
(6) As reported on Schedule 13G filed 12/30/05 for 2,543,500 shares as a registered broker dealer.
(7) As reported on Schedule 13G filed 7/27/05 for 2,000,000 shares. The 13G was filed jointly by Silver Point Capital, As reported on Schedule 13G filed 7/27/05 for 2,000,000 shares. The 13G was filed jointly by Silver Point Capital, L.P. Edward Mule and Robert O'Shea with respect to the ownership of shares by Silver Point Capital Fund, L.P. ("Fund") and Silver Point Offshore Fund, Ltd. ("Offshore Fund"). The reporting persons have entered into a joint filing agreement dated August 5, 2005. Silver Point Capital, L.P. is the investment manager of the Fund and Offshore Fund and by such status may be deemed to be the beneficial owner of shares held by the Fund and Offshore Fund. In the Schedule 13G, Silver Point Capital, L.P. and Messrs Mule and O'Shea disclaim beneficial ownership of the shares held by the Fund and the Offshore Fund, except to the extent of any pecuniary interest.
(8) Originally part of 3,000,000 shares of stock issued in the Company's acquisition of Johnstone SoftMachine Corporation. These shares were subject to an agreement wherein a company controlled by a member of the family of one of the Board of Directors agreed to purchase 2,000,000 shares of this stock. This purchase produced a Note from the buyer, Perugia Design Corporation, for $100,000 that has been assigned by LogiCapital to the Company.
(9) 2,500,000 shares issued pursuant to Employment Agreement filed under DEF14C on September 26, 2003 which includes 766,666 shares which may be acquired by the exercise of options at an exercise price of $.17 per share.
(10) 2,500,000 shares issued pursuant to Employment Agreement filed under DEF14C on September 26, 2003 which includes 133,334 shares which may be acquired by the exercise of options at an exercise price of $.17 per share.

This amendment conforms the Form 10-KSB as filed to the version that was certified by the Company's Chief Executive Officer, the Chief Financial Officer, the President and Chief Operating Officer and the Principal Accounting Officer, pursuant to Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934 as amended (Exchange Act). No other changes are being made by means of this filing.



                                   SIGNATURES

In accordance with section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report on Form 10-KSBA to be signed on its behalf by the undersigned, thereto duly authorized individual.


Date: April 13, 2006


GLOBAL AIRCRAFT SOLUTIONS, INC.
Formerly Renegade Venture (NEV) Corporation



                                             By:  /s/  Ian Herman
                                             -----------------------------------
                                             Ian Herman, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below on behalf of the Registrant and in the capacities and on the dates indicated.




                                 Name                                 Date
                                 ----                                 ----

                        /s/  Ian M. Herman                         04/13/2006
                        -----------------------------------
                        Ian M. Herman
                        Director, Chairman, Chief Executive
                        Officer And Chief Financial Officer
                        (Principal Executive Officer)


                        /s/  John B. Sawyer                        04/13/2006
                        -----------------------------------
                        John B. Sawyer
                        President, Director
                        (Chief Operating Officer)


                        /s/  Patricia Graham                      04/13/2006
                        -----------------------------------
                        Patricia Graham
                        (Principal Financial and Accounting
                        Officer)