Form 10-Q
period 2006-03-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2006-05-15
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

          For Quarter ended March 31, 2006 Commission File No. 0-28575

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  -------------------------------------------
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



 6901 South Park Avenue
 Tucson, Arizona 85706
 Mail:  P.O. Box 23009
 Tucson AZ 85734-3009                                       (520) 294-3481
---------------------------------------                  -----------------------
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


Yes [  ] No [ x ]


The number of shares outstanding of each of the Registrant's classes of common equity, as of March 31, 2006 are as follows:



     Class of Securities                               Shares Outstanding
-----------------------------                         ------------------
Common Stock, $.001 par value                               38,728,215

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets:

         As of December 31, 2005 (audited) and March 31, 2006
          (unaudited)..................................................   3

         Condensed Consolidated Statements of Operations:

         For the three months ended March 31, 2005 and
          2006 (unaudited).............................................   5

         Consolidated Statement of Changes in Stockholders' Equity:

         For the year ended December 31, 2005 (audited) and
          three months ended March 31, 2006 (unaudited)................   6

         Consolidated Statements of Cash Flows:

         For the three-month periods ended March 31, 2005 and 2006
          (unaudited)..................................................   7

         Notes to Financial Statements (unaudited).....................   9


Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operation...................................  21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk....  26

Item 4.  Controls and Procedures.......................................  26


                           PART II. OTHER INFORMATION


Item 5. Other Information..............................................  26

Item 6. Exhibits.......................................................  27

        Signatures.....................................................  27

        Certifications

ITEM 1. FINANCIAL STATEMENTS.


                                        GLOBAL AIRCRAFT SOLUTIONS, INC.
                                      Condensed Consolidated Balance Sheet
                                      December 31, 2005 and March 31, 2006



                                                   ASSETS
                                                                        2005                    2006
                                                                     (audited)              (unaudited)
                                                                    ------------            -----------
CURRENT ASSETS
Cash and cash equivalents                                           $   368,013             $   295,748
Accounts receivable                                                   4,993,138               5,717,155
Note receivable                                                       1,997,868               1,870,831
Costs and estimated earnings on uncompleted contracts in                                        984,067
excess of billings
Inventory                                                             6,580,092               6,055,170
Restricted funds                                                         98,500                  98,500
Other current assets                                                    304,987                 625,449
                                                                    -----------             -----------

  TOTAL CURRENT ASSETS                                              $14,342,598             $15,646,920

Property, plant and equipment                                         1,632,141               1,580,310
Investment                                                               25,000                  25,000
Equity in net assets of and advances to affiliates                    6,333,690               5,197,216
Customer list, net                                                      133,886                 100,414
Agreement with vendor, list                                              28,490                  21,368
Goodwill                                                                 38,992                  38,992
Inventory, non-current                                                2,187,343               2,229,852
Deferred income taxes                                                   130,000                 131,000
Other assets                                                            192,481                  60,426
                                                                    -----------             -----------

  TOTAL ASSETS                                                      $25,054,621             $25,031,498
                                                                    ===========             ===========

The accompanying notes are an integral part of these condensed consolidated  financial statements.



                                           GLOBAL AIRCRAFT SOLUTIONS, INC.
                                         Condensed Consolidated Balance Sheet
                                         December 31, 2005 and March 31, 2006

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         2005                    2006
                                                                                       (audited)            (unaudited)
                                                                                      ------------         ------------
CURRENT LIABILITIES
Notes payable - short term                                                            $  2,564,739         $  4,859,936
Accounts payable - trade                                                                 7,181,397            2,582,729
Customer deposits                                                                                               324,000
Billings in excess of costs and estimated
  earnings on contracts in progress                                                         23,458
Accrued liabilities                                                                        570,724              575,342
Income taxes payable                                                                       685,904            1,465,541
Commitments and contingencies
                                                                                      ------------         ------------

  TOTAL CURRENT LIABILITIES                                                           $ 11,026,222         $  9,807,548
                                                                                      ------------         ------------

  TOTAL LIABILITIES                                                                   $ 11,026,222         $  9,807,548
                                                                                      ============         ============

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized 38,998,215 and 39,108,386 shares issued 2005 and 2006 and 30,700,386 and 38,728,215
  shares outstanding 2005 and 2006                                                    $     38,998         $     39,108
Additional paid-in capital                                                              11,904,673           12,071,473
Deferred compensation                                                                      (80,000             (174,750)
Contributed capital                                                                        620,289              620,289
Retained earnings                                                                        1,544,409            2,667,830
                                                                                      ------------         ------------

  TOTAL STOCKHOLDERS' EQUITY                                                          $ 14,028,399         $ 15,223,950
                                                                                      ============         ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 25,758,012         $ 25,031,498
                                                                                      ============         ============

     The accompanying notes are an integral part of these condensed consolidated financial statements.




                                     GLOBAL AIRCRAFT SOLUTIONS, INC.
                             Condensed Consolidated Statement of Operations
                           For the Three Months ended March 31, 2005 and 2006
                                               (unaudited)

                                                                      Three Months ended March 31,
                                                                      2005                      2006
                                                                 -------------             ------------

Net sales                                                        $  8,652,236              $ 11,508,723
Cost of sales                                                      (6,299,197)               (7,535,409)
Inventory write down                                                  (55,208)                     --
                                                                 ------------              ------------

Gross profit                                                        2,297,831                 3,973,314

Selling, general and administrative expense                        (1,628,734)               (1,970,463)
Penalties
                                                                 ------------              ------------

Gain (loss) from operations                                           669,097                 2,002,851

Other income (expense):
     Interest income                                                   30,063                    30,357
     Interest expense                                                (133,989)                  (84,674)
     Discounts taken                                                   17,715
     Miscellaneous expense                                               --                        (116)
     Miscellaneous income                                              75,251                       492
     Equity in losses of unconsolidated affiliate                        --                     (45,872)
                                                                 ------------              ------------

Net profit (loss), Before taxes                                       658,137                 1,903,038
     Estimated taxes, State and Federal                                   (45)                 (779,637)
                                                                 ------------              ------------

Net profit (loss), After taxes                                   $    658,092              $  1,123,401
                                                                 ============              ============

Net profit (loss) per share, Basic
   (30,690,945 and 38,646,326 shares)                            $       0.02              $       0.03
Net profit (loss) per share, Fully diluted
   (33,060,277 and 41,596,366 shares)                            $       0.02              $       0.03
                                                                 ============              ============


    The accompanying notes are an integral part of these condensed consolidated financial statements.




                                                    GLOBAL AIRCRAFT SOLUTIONS, INC.
                                             Formerly Renegade Venture (NEV.) Corporation
                                       Consolidated Statement of Changes in Stockholders' Equity
                               For the Year Ended December 31, 2005 and the Quarter Ended March 31, 2006

                                         Additional Contributed    Deferred     Treasury    Accumulated    Stockholder
                                         Paid-in      Capital    Compensation    Stock    Earnings/Deficit   Equity
                                          Capital
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
                     Shares     Amount    Amount      Amount        Amount                    Amount         Amount
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------

 Balance December   30,650,386  31,030   7,033,950    620,289          0                    (1,578,927)    6,106,342
     31, 2004
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  1st Qtr, 2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  Shares issued,     50,000       50      14,950
Options exercised
  50,000 @ $0.30
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  2nd Qtr, 2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
    No change
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  3rd Qtr, 2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Shares issued to   7,200,000   7,200    4,644,000
 Barron Partners
    for a cash
 consideration of
  $.68 per share
-------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  Shares issued      421,812     422       (422)
  under non-cash
   provision of
    warrants.
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  4th Qtr, 2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Shares issued to    200,000     200      156,800                  (80,000)
 Directors under
 Restricted stock
 award at $0.80,
  100,000 shares
for 2005; 100,000
   shares to be
 expensed in 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Shares issued to    15,000       15      19,485
  employee under
    agreement,
      price
  at measurement
  date of $1.30
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Shares issued to    60,000       60      35,940
 employees under
 agreement, price
  at measurement
   date of $.60
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  Shares issued      21,017       21       (21)
  under non-cash
   provision of
     warrants
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Net Income/Loss                                                                             3,123,356
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
     Balance        38,618,215  38,998   11,904,683   620,289      (80,000)                  1,544,429     14,028,399
   December 31
       2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  1st Qtr, 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
Stock issued as a    10,000       10      13,890
 signing bonus to
  new director,
     price at
 measurement date
      $1.39
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Stock issued for    100,000     100      152,900                  (153,000)
   consultancy
  services to be
rendered in 2006,
     price at
 measurement date
      $1.53
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
   Compensation                                                     58,250
     expensed
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Net Income/Loss                                                                             1,123,401
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
     Balance        38,728,215  39,108   12,071,473   620,289      (174,750)                 2,667,830     15,223,950
  March 31, 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------

                    The accompanying notes are an integral part of these consolidated financialstatements.




                                              GLOBAL AIRCRAFT SOLUTIONS, INC.

                                          Consolidated Statement of Cash Flows
                                    For the Three Months ended March 31, 2005 and 2006
                                                       (unaudited)

                                                                                Three Months ended
                                                                                    March 31,
                                                                          2005                     2006
                                                                      ------------             -----------

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
    Net Profit/(Loss)                                                 $   658,092              $ 1,123,401

Adjustments to reconcile net proft to net cash provided
 (used) by operating activities:
    Depreciation                                                          114,162                  135,957
    Amortization                                                           40,594                   40,595
    Inventory write downs                                                  55,208                     --
    Expenses paid with stock                                               64,587                  121,106

Changes in Assets and Liabilities:
    Accounts receivable                                                 2,217,503                 (948,012)
    Prepaid expenses                                                     (282,741)                (349,445)
    Costs and estimated earnings in excess of
          billings on contracts in progress                            (1,242,502)                (984,067)
    Inventory                                                           1,771,523                  524,922
    Inventory, non-current                                             (1,733,990)                 (42,509)
    Restricted Funds
    Other non-current assets                                              (26,000)                 131,055
    Accounts payable-trade                                             (1,062,513)              (4,394,647
    Accounts payable-related party                                         (6,219)                    --
    Due to factor                                                         (70,670)                    --
    Customer deposits                                                    (189,792)                 324,000
    Billings in excess of cost and estimated
       Earnings on contracts in progress                                 (966,238)                 (23,458)
    Income tax payable                                                                             779,637
    Accrued liabilities                                                  (575,449)                   4,619






Net cash provided by/(used for) operating
activities                                                             (1,234,444)              (3,556,846)

Cash flows from investing activities:
    Note Receivable                                                                                128,270
    Purchase of property, plant and equipment                             (38,400                  (74,127)
    Non-Consolidated Affiliate (Inv)/Disburse                                                    1,090,602
Net cash used for investing activities                                    (38,400)               1,144,745

Cash flows from financing activities:
    Proceeds from bank term loan                                          750,000                3,068,935
    Repayment of bank loans                                               (38,379)                (773,738)
    Proceeds from issuance of common stock                                 15,000
    Other financing activities, net                                        29,750                   (1,233)

Net cash provided by/(used for) financing
activities                                                                756,371                2,293,964


Net increase(decrease) in cash and cash
equivalents                                                              (516,473)                 (72,265)
Cash and cash equivalents at beginning of period                          549,904                  368,013

Cash and cash equivalents at end of period                                 33,431                  295,748
                                                                      ===========              ===========

Interest paid for the quarter ended March 31, 2005 was $133,989; Interest paid for the quarter ended March 31, 2006 was $64,115. Taxes paid during the quarter ended March 31, 2005 was $45; Taxes paid during the quarter ended March 31, 2006 was $0.

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                           8

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2006


1. BASIS OF PRESENTATION


The accompanying unaudited financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and regulation K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider cash and investments in securities with maturities at the date of purchase of three months or less to be cash and cash equivalents.


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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. During 2005, the Company had bad debt expense of $473,000. The Company believes its allowance at March 31, 2006 is adequate based upon review of our outstanding accounts receivable at March 31, 2006.


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


Revenue and Cost Recognition

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs our facility. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of March 31, 2006 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer caused delays, error in specifications or design, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed.

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. Reconciliations of EPS for quarters ended March 31, 2006 and 2005 are as follows:


                                                                  For the Quarter ended March 31, 2006
--------------------------------------------------- -- ------------------------------------------------------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
--------------------------------------------------- -- ------------------ - ------------------- -- ----------------
Net Income                                                    $1,123,401
Basic EPS
Income available to common stockholders                       $1,123,401            38,646,326               $0.03


Warrants
Options                                                                              2,147,492
Diluted EPS                                                                            802,548
Income available to common stockholders + assumed             $1,123,401            41,596,366               $0.03
conversions



                                                                  For the Quarter ended March 31, 2005
--------------------------------------------------- -- ------------------ - ------------------- -- ----------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
--------------------------------------------------- -- ------------------ - ------------------- -- ----------------

Net Income                                                      $658,092
Basic EPS
Income available to common stockholders                         $658,092            30,690,945               $0.02


Warrants                                                                             1,586,912
Options                                                                                782,420
Diluted EPS
Income available to common stockholders + assumed               $658,092            33,060,277               $0.02
conversions




            Calculation of Weighted Average Shares for Three Months ended March 31, 2005

            ----------------------------------------------------------------------------

            Issues       Shares O/S     Dates                     Days    Average
            ------------ -------------- ------------------------ -------- --------------
                          30,650,386     01/01/05 - 01/18/05        17       5,789,518
             50,000       30,700,386     01/18/05 - 03/31/05        73      24,901,427

                                        Total shares                        30,690,945



            Calculation of Dilution for 1st Quarter of 2005
                                   No. of shares  Incremental
                                     shares       Outstanding
            ------------------- -------------- ------------------
            Warrants @ $.34           720,000            412,056
            Warrants @ $.52           158,654             54,878
            Warrants @ $.68         7,740,000          1,119,978
            Options  @ $.17           900,000            707,580
            Options  @ $.20           100,000             74,840
            ------------------- -------------- ------------------
                                Total                  2,369,332
                                dilution


            Calculation of Weighted Average Shares for Three Months ended March 31, 2006

            ----------------------------------------------------------------------------
            Issues        Shares O/S     Dates                    Days    Average
            ------------- -------------- ----------------------- -------- --------------
                           38,618,215     01/01/06 - 03/06/06       67      28,749,116
             110,000       38,728,215     03/09/06 - 03/31/06       23        9,897,211
            ------------- -------------- ----------------------- -------- --------------
                                         Total shares                     38,646,326



            Calculation of Dilution for 1st Quarter of 2006
            ------------------------------------------------------
                                   No. of shares      Incremental
                                     shares           Outstanding
            -------------------- -------------- ------------------
            Warrants @ $0.34           219,000            171,573
            Warrants @ $0.52           104,111             69,628
            Warrants @ $0.68           540,000            306,115
            Warrants @ $1.00         1,137,020            412,803
            Warrants @ $1.36         8,877,020          1,187,372
            Options  @ $0.17           900,000            802,548
            -------------------- -------------- ------------------
                                 Total                  2,950,040
                                 dilution


Equity in Net Assets and Advances to Affiliates

The investment in a 30% interest in Jetglobal, LLC is accounted for using the equity method since the Company does not control Jetglobal, LLC, but over which it does exert significant influence. Under the equity method the investment is recorded at cost plus advances and the Company's share of earning less distributions and the Company's share of income or losses. The Company considers whether future fair value of its investments has declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, a write-down would be recorded to estimate fair value.

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

The Company's amortizable intangibles consisted of customer lists and vendor agreements. Amortization expense on these totaled $162,376 and $162,376 for the years ended December 31, 2004 and 2005, respectively. Amortization expense related to customer lists and vendor agreements will be fully expensed at $162,376 during 2006. Amortization for the first quarter of 2006 was $40,595.


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

In December 2004, the FASB issued SFAS No. 123 (R), " Share Based Payment." This Statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123 ( R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments based on the grant date for value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render the required service period. In April, the SEC release No. 33-8568 delayed the implementation of SFAS No. 123 ( R). The Statement was adopted by the Company beginning in the first quarter of fiscal year 2006. SFAS No. 123 (
R) permits public companies to adopt its requirements using one of two methods:
(1) A "modified prospective method in which compensation cost is recognized prospectively for both new grants issued subsequent to the date of adoption, and all unvested awards outstanding at the date of adoption. Expense for the outstanding awards must be based on the valuation determined for the pro forma disclosures under SFAS No. 123. (2) A "modified retrospective" method, which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. The Company has adopted the modified prospective application method.


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


Stock-Based Compensation

There were no options granted in the first quarter ended March 31, 2006 nor was there vesting of prior year option grants. Therefore, there is no pro-forma effect for the quarter ended March 31, 2005.


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

     Selected information by business segment is presented in the following tables for the three months ended March 31, 2006 and the three months ended March 31, 2005.


                                                  Three Months       Three Months
                                                     Ended               Ended
                                                 March 31, 2006     March 31, 2005
                                                  ($ millions)       ($ millions)
-----------------------------------------------------------------------------------
Segment sales:
   Aircraft maintenance                                   6.321               4.922
   Aircraft trading                                       2.573               1.525
   Part sales                                             2.986               2.314
   Other                                                   .825               1.000

Sub Total                                                12.705               9.761




                                                 Three Months       Three Months
                                                     Ended               Ended
                                                 March 31, 2006     March 31, 2005
                                                  ($ millions)       ($ millions)
-----------------------------------------------------------------------------------

Elimination of intersegment sales                        -1.196              -1.109

Total consolidated sales                                 11.509               8.652

Operating income:
   Aircraft maintenance                                   1.615                .155
   Aircraft trading                                        .892                .550
   Part sales                                              .779                .634
   Other                                                   .687                .959

   Sub total                                              3.973               2.298

   Selling, general, administrative expense              -1.970              -1.629
   Other, net                                             -.054               -.011

   1st Qtr 2006 share of Jetglobal net income
    (aircraft trading)                                   -.046

Consolidated earnings before taxes                        1.903                .658

Interest income by segment
   Aircraft maintenance                                   .019                 .029
   Aircraft trading
   Part sales
   Corporate                                              .011                 .001

Total interest income by segment                          .030                 .030

Interest expense by segment
   Aircraft maintenance
   Aircraft trading
   Part sales                                                                  .035
   Corporate                                              .085                 .099

Total interest expense by segment                         .085                1.34



                                               Three Months       Three Months
                                                   Ended              Ended
                                              March 31, 2006     March 31, 2005
                                                    ($)                ($)
------------------------------------------ -- ---------------- - ----------------

Depreciation and amortization by segment:
   Aircraft maintenance                                92,044             82,221
   Aircraft trading
   Part sales

Corporate                                              84,508             72,535
Total                                                 176,552            154,756

Net asset values:
   Aircraft maintenance                             7,221,359          5,559,637
   Aircraft trading                                 1,095,606
   Part sales                                       8,814,970          3,949,082

   Corporate                                        7,899,563          1,063,552
Total                                              25,031,498         10,572,271

Capital expenditures:
   Aircraft maintenance                                67,202             18,928
   Aircraft trading
   Part sales

Corporate                                               6,925             19,472

Total                                                  74,127             38,400


     All of the Company's facilities and assets are located in the United States. The Company sells and ships to several foreign countries. All foreign revenues are collected and recorded in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:


                                  Three Months         Three Months
                                  Ended                Ended
                                   March 31, 2005       March 31, 2006
           -----------------------------------------------------------

           Angola                  $       --         $        13,500
           Australia                        1,700
           Brazil                           5,100
           Columbia                         1,500
           Germany                         18,750
           Ireland                        155,027
           Italy                           33,394                 791
           Jordan                                           1,914,975
           Korea                                              134,619
           Lebanon                                              6,403
           Malawi                                             111,000
           Mexico                         640,176             873,794
           Pakistan                       529,816
           UAE                          1,700,000
           United Kingdom                  14,225                 370

           TOTALS                 $     3,102,688      $    3,055,452


4. EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, the Company together with BCI Aircraft Leasing, ("BCI"), formed a joint venture, Jetglobal, LLC, a Delaware limited liability company. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of Jetglobal while the Company will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. The Company invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. Pursuant to the terms of Jetglobal's Operating Agreement, although the Company has a 30% membership and profit interest, it is only responsible for 25% of the costs and expenses associated with Jetglobal including any business transactions. As of March 31, 2006, Equity in net assets and advances to affiliates consisted of the following:

             Initial investment in Jetglobal             $1,125,000
             Payment of 25% share of purchase of
             aircraft                                     4,627,404
             Expenses paid on behalf of Jetglobal           354,588
             Share of 2005 net income                     1,111,096
             Payment of earnings share to Global         -1,975,000
             Share of 1st Qtr 2006 expense                  -45,872
                Balance at March 31, 2006                $5,197,216

Net sales, gross profit and net income within Jetglobal were $7,599, 000, $4,154,000 and $3,703,000 for the year ended December 31, 2005. The balance sheet of Jetglobal had assets of $21,715,000 and no liabilities. At March 31, 2006, the balance of Jetglobal had assets of $22,367,762 and no liabilities.

It should be noted that on April 25, the Company issued a press release and filed and SEC form 8K announcing the sale of six 737-200 aircraft by Jetglobal in the first quarter of 2006. This press release and SEC form 8K filing further stated that Global Aircraft Solutions would book its 30% share of the net profit resulting from the sale of these six aircraft in the first quarter 2006. Upon review of the Company's first quarter financial results by the Company's independent audit firm, it was determined that although the sale agreements for the six aircraft in question were executed (and substantial payments received) in the first quarter 2006, the announced sales transactions did not meet all GAAP tests for booking the aircraft sale transactions in the quarter in which the sale agreements were executed. All six of the 737-200 aircraft sales subsequently met all GAAP tests for delivery and booking in the second quarter 2006. Consequently, contrary to the press release and SEC form 8K filing dated April 25, 2006, Global is booking no net profit from Jetglobal in the first quarter 2006, and the Company is issuing an SEC form 8K(A) stating that the net profit resulting from the six aircraft sales previously announced will be booked in the second quarter 2006 rather than the first quarter 2006.

5. STOCK, STOCK OPTIONS AND WARRANTS

During the first quarter of 2006, 10,000 shares of common stock ere issued to a new director as a signing bonus. The price of the stock at measurement date was $1.39.

In March of 2006, 100,000 shares of common stock were issued as compensation for outside consultancy services. The services are to be performed during 2006 and 1/12 of the related expense will be taken monthly during 2006. The value of the shares at measurement date was $153,000.


                               Share value  Vesting Date
                                        on
                               Measurement
                                      Date
        --------------------- ------------- ------------- -------------

               Common Shares                                38,728,215
                  Issued and
                 Outstanding

                 Unconverted
            Warrants Issued:

                     @ $0.34           .50                     219,000
                     @ $0.68           .50                     540,000
                     @ $1.36           .50                   7,740,000
                     @ $0.52           .65                     104,111
                     @ $1.00           .65                   1,137,020
                     @ $1.36           .65                   1,137,020

                    Subtotal                                10,877,151

             Options Issued:

                     @ $0.17           .23                     900,000

                    Subtotal                                   900,000

             Awards of stock
               pending under
                  employment
                   contracts

                                       .60    07/30/2006       270,000

                    Subtotal                                   270,000


                       Total                                50,775,366

Pro-forma Stock-based Compensation Disclosure

Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. Those options issued to employees that were not immediately exercised remained outstanding at March 31, 2006 and are summarized below:


                                               Weighted Average
                                               Exercise Price
---------------------------------------------------------------------------------------------

Options outstanding at    900,000                $0.17                   Exercisable on grant
beginning of year                                                           date
Granted during quarter       None
Exercised during quarter     None
Forfeited during quarter     None
Outstanding at 3/31/2005  900,000                $0.17                   Exercisable on grant
                                                                            date
Options exercisable at    900,000                $0.17
quarter end



A summary of the Company's stock option plans as of March 31, 2006 and changes during the year is presented below:
                                             Weighted Average
                                               Exercise Price
---------------------------------------------------------------------------------------------

Options outstanding at    900,000                $0.17                   Exercisable on grant
beginning of year                                                        date

Granted during year          None
Exercised during year        None
Forfeited during year        None
Outstanding at 3/31/2006  900,000                $0.17                   Exercisable on grant
                                                                            date
Options exercisable at    900,000                $0.17
year-end
Weighted average fair            None
value of options
granted during the year


6. TRADE ACCOUNTS RECEIVABLE

As of March 31, 2006, trade accounts receivable consisted of the following:

                                                   March 31,       December 31,
                                                     2006              2005
                                                   Unaudited         Unaudited
                                                   ---------         ---------

Contracts in progress                            $ 1,663,118        $   769,322
Completed contracts                                4,317,472          4,516,323
                                                 -----------        -----------

                                                 $ 5,980,590        $ 5,285,645

Less: allowance for doubtful accounts               (263,435)          (292,507)
                                                 -----------        -----------

                                                 $ 5,717,155        $ 4,993,138
                                                 ===========        ===========
                                       17

7. CONTRACTS IN PROGRESS

At March 31, 2006 costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:


                                                    March 31,       December 31,
                                                      2006             2005
                                                    Unaudited         Audited
                                                    ---------         -------

Costs incurred on uncompleted contracts            $ 2,513,421      $ 1,072,582
Profit earned to date                                1,491,731        1,156,235
                                                   -----------      -----------

                                                   $ 4,005,152      $ 2,228,817

Less: Billings to date                              (3,021,085)      (2,252,275)
                                                   -----------      -----------

                                                   $   984,067      $   (23,458)
                                                   ===========      ===========


Included in the accompanying balance sheet at March 31, 2006 and December 31, 2005 under the following captions:

    Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts, respectively.

                                                            2006         2005
                                                         Unaudited      Audited
                                                         ---------      -------

Costs and estimated earnings in excess
  from above                                              $984,067     $(23,458)
Billings in excess from above

Time and material, unbilled                                                   0
                                                          --------     --------

                                        Net               $984,067     $(23,458)
                                                          ========     ========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.


8. NOTES RECEIVABLE

On September 1, 2003 Global was tendered a $100,000 note receivable. The note bears interest at 5%. The date of the note has been amended to June 30, 2006. At March 31, 2006, the note, plus interest, was outstanding in the amount of $112,904.

During the 4th quarter of 2005, $1,475,000 in accounts receivable was transferred to a Note receivable. The Note stipulates weekly payments of $52,993.76, has an interest rate of 8 % per annum, and is all due and payable on or before June 9, 2006. At March 31, 2006, the balance due on the note was $715,724.

During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to the Company by Avolar Aero Lineas SA de CV. The note is all due and payable on or before June 30, 2006 and bears interest at 6.5% per annum. At March 31, 2006, the balance due plus interest was $617,203.

On March 7, 2006, Global accepted a note from Aloha airlines, Inc. in the amount of $425,000, payable at $48,622.21 per month commencing April 2, 2006. The note bears interest at 7.06% per annum. The final payment is due December 2, 2006.


9. INVENTORY


Inventories consisted of the following:


                                                   March 31,        December 31,
                                                     2006                2005
                                                   Unaudited            Audited
                                                   ---------            -------

Maintenance Hardware                              $  615,214          $  604,983
Parts for Resale                                   5,439,956           5,525,109
Aircraft & Engines                                                       450,000
                                                  ----------          ----------

                                                  $6,055,170          $6,580,092
                                                  ==========          ==========



                                                   March 31,        December 31,
                                                     2006                2005
                                                   Unaudited            Audited
                                                   ---------            -------

Maintenance Hardward                              $  810,166          $  767,657
Parts for Resale                                   1,419,686           1,419,686
Aircraft & Engines
                                                  ----------          ----------

                                                  $2,229,852          $2,187,343
                                                  ==========          ==========

10. PROPERTY AND EQUIPMENT


                                                     March 31,      December 31,
                                                        2006             2006
                                                     Unaudited          Audited
                                                     ---------          -------

    Gross Asset Value
 Land and improvements                              $   25,094        $   25,094
 Buildings and improvements                            190,479           190,479
 Vehicles                                               79,028            79,028
 Computers and Software                                308,784           306,164
 Other office equipment                                 62,823            59,568
Machinery and equipment                              2,092,246         2,023,994
                                                    ----------        ----------

      Sub Total                                     $2,758,454        $2,684,327

 Less accumulated depreciation                       1,178,144         1,042,186
                                                    ----------        ----------

 Property and equipment, Net                        $1,580,310        $1,642,141
                                                    ==========        ==========

During 2005, depreciation expense was $489,818 and depreciation expense was $135,957 during the 1st quarter of 2006.


11. COMMITMENTS AND CONTINGENCIES

On December 9, 2005, Global Aircraft Solutions, Inc ("Global"), Hamilton Aerospace Technologies, Inc. ("HAT"), a wholly owned subsidiary of Global Aircraft Solutions, Inc. and World Jet Corporation, ("WJ") a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the "Borrowers") closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank ("M&I Bank"). The modification increased the $2.5 million operating line of credit to $5 million ("Line of Credit"); added a Guidance Line of Credit in the amount of $7 million ("Guidance Credit") solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000.00. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. At December the applicable interest rate was 7.39% per annum. The interest rate on the Guidance Credit is also 3.00% per annum in excess of the applicable LIBOR rate. The interest rate for each Letter of Credit Facility, if drawn upon, shall also be 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remains secured by a first priority lien on Global's, HAT's and WJ's personal property. Any advances pursuant to the Guidance Credit shall be secured by a first priority lien on any aircraft purchased with such advance. The term of the Line of Credit; the Guidance Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under both the Line of Credit and Guidance Credit shall be due on the expiration date.

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

The balance due of the Line of Credit at March 31, 2006 was $4,859,936. The Line of Credit also secures a Letter of Credit for $128,000, which was issued to TAA as part of the lease agreement for the HAT facility. The total available credit facility is $12,000,000 at December 31, 2005 subject to the borrowing base and the Guidance Credit Line provisions that $7,000,000 be used for aircraft purchases only.

At March 31, 2006, the Company was not in compliance with the quick ratio (defined as cash, liquid cash equivalents and accounts receivable, divided by current liabilities) covenant of the loan agreement. The ratio is to be at least ..90 to 1. At March 31, 2006 the ratio for the Company was .61 to 1.

12. RELATED PARTY TRANSACTIONS

BCI Aircraft Leasing, Inc., Global's partner in Jetglobal, see Note 4, accounted for 14% of the Company's revenue during the quarter ended March 31, 2006. The account receivable balance due from BCI at March 31, 2006 was $1,038,672.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIIION AND RESULTS OF OPERATION.


                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Aircraft Solutions, Inc. ("Global") and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc., "HAT", and World Jet Corporation, "World Jet", that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Global, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Global, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others relating to our results of operations: competitive factors, shifts in market demand, and other risks and uncertainties, that may affect our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could differ materially from those anticipated.

                                     PART 1

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on form 10-KSB for 2005. Global Aircraft Solutions, Inc. ("Global"), formerly Renegade Venture (Nev.) Corporation, is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol GACF. On May 2, 2002, Global acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MRO") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. On July 25, 2004, Global acquired 100 percent of the common stock of World Jet Corporation ("World Jet"), a privately owned Nevada corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MRO facilities. The acquisition of World Jet had an effective transaction date of January 1, 2004 and the World Jet results of operations were included in all quarters of calendar year 2004.

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

Global's aircraft trading represents a significant niche in our business. Successful efforts in this area will go a long way to building our company. During 2005, aircraft trading accounted for 19% of the Company's revenue. The considerable impact that can be made through growth of aircraft trading is evident when you consider that fewer than 10 transactions took place in our aircraft trading segment, (which excludes any Jetglobal activity), during the year ended December 31, 2005. During the first quarter of 2006 aircraft trading accounted for 22% of Company revenues. Obviously, there is opportunity for a positive synergistic increase in MRO revenue and part sales revenue related to those aircraft traded with both new and continuing customers. In addition to the in-house aircraft trading, activitiess during the first quarter of 2006 for Jetglobal resulted in no recordable sales. Global's share of Jetglobal net expense was $45,872. It should be noted that on April 25, the Company issued a press release and filed and SEC form 8K announcing the sale of six 737-200 aircraft by Jetglobal in the first quarter of 2006. This press release and SEC form 8K filing further stated that Global Aircraft Solutions would book its 30% share of the net profit resulting from the sale of these six aircraft in the first quarter 2006. Upon review of the Company's first quarter financial results by the Company's independent audit firm, it was determined that although the sale agreements for the six aircraft in question were executed (and substantial payments received) in the first quarter 2006, the announced sales transactions did not meet all GAAP tests for booking the aircraft sale transactions in the quarter in which the sale agreements were executed. All six of the 737-200 aircraft sales subsequently met all GAAP tests for delivery and booking in the second quarter 2006. Consequently, contrary to the press release and SEC form 8K filing dated April 25, 2006, Global is booking no net profit from Jetglobal in the first quarter 2006, and the Company is issuing an SEC form 8K(A) stating that the net profit resulting from the six aircraft sales previously announced will be booked in the second quarter 2006 rather than the first quarter 2006.

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

                              RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of March 31,2006, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004. Our in-house aircraft trading transactions were conducted by the parent company Global Aircraft Solutions, Inc. Jetglobal, LLC, also conducts aircraft trading which benefits Jetglobal in the amount of 30% of the profits earned. (see Note 4 in the notes to the financial statements included in this filing.)

OPERATING SEGMENTS

See Note 3 to the Condensed Consolidated Financial Statements for certain segment and geographic financial data relating to our business. The Company has divided its operations into the following reportable segments: Aircraft maintenance, repair, and overhaul; aircraft trading (i.e. aircraft brokerage and /or the purchase for resale or lease of aircraft and /or aircraft engines); and part sales. All aircraft maintenance, repair and overhaul is performed at HAT. Beginning January 1, 2005, all aircraft trading has been done through Global. Prior to that date all aircraft trading transactions were handled through HAT. Subsequent to its acquisition in January 2004, substantially all part sales were done by the Company's wholly owned subsidiary, World Jet.

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

Operating revenue for the three months ended March 31, 2006 was $11,508,723, which was bolstered by the inclusion of $2,573,000 in revenue from aircraft trading operations. Aircraft trading revenues were $1,000,000 higher than in 2005 during the same period. Our operating revenue for the three months ended March 31, 2006 was approximately 33% more than the $8,652,236 that was earned during the same period in 2005. The following table indicates the major sources of these revenues:

               Revenue breakdown 1st Quarter, 2006                  Revenue breakdown 1st  Quarter, 2005
                                                     (millions)                                            (millions)

HAT            MRO activity                          $ 6.005        MRO activity                           $ 4.922
               Commissions                           0              Commissions                            $  .680
               Parts                                 $  .011        Parts                                  $  .082
               AC/engine Sales                       $  .048
               Other services                        $  .175        Other services                         $  .047

World Jet      Part Sales, less Intercompany         $ 2.095        Part Sales, less Intercompany          $ 1.123
               Commissions                                          Commissions                            $  .023

Global         AC Sales                              $ 2.525        Mesa manpower contract                 $ 1.525
               Commissions                              .650        Mesa facility usage fees               $  .250


Gross profit for the first quarter of 2005 was $2,297,831 while gross profit for the first quarter of 2006 was $3,973,314, an 73% increase. During the first quarter of 2005, 51% of HAT's revenue came from its top five customers, 36% of Word Jet's revenue, after intercompany eliminations, was derived from its top 4 customers. During the first quarter of 2006, 50.5% of HAT's revenue came from its top three customers, 32.6% of Word Jet's revenue, after intercompany eliminations, was derived from its top customer.

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of high gross profit potential and our continued vigilance at holding down costs will be sustainable for the remainder of 2006. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well.

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

Company SG&A expenses were $1,970,463 for the first quarter of 2006 and as a percentage of revenues were 17%. The same period in 2005 showed SG&A expenses of $1,628,734, which was 19% as a percentage of revenues. Management's continued efforts to control costs remain a high priority for the remainder of 2006.

Interest expense for the Company, during the first quarter of 2005, was $133,791. Interest expense for the company, during the 1st quarter of 2006, was $84,674.


The following tables depict our results of operations for the first quarter of 2006 and for the first quarter of 2005 on a stand-alone basis and a consolidated for Global, HAT and World Jet:


1st Quarter 2006
                                  Global         HAT       World Jet    Intercompany  Consolidated
                                Stand-Alone  Stand-Alone  Stand-Alone   Eliminations

Revenues                        3,175,000    6,554,442    2,975,124     1,195,843      11,508,723
  Less:  Cost of sales          1,949,139    4,586,370    2,195,743     1,195,843       7,535,409
  Less:  Expenses                 676,674      777,610      516,179                     1,970,463
Pre-tax Operating Profit          549,187    1,190,462      263,202                     2,002,851
(Loss)

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
(Loss)



                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

On December 9, 2005, Global Aircraft Solutions, Inc ("Global"), Hamilton Aerospace Technologies, Inc. ("HAT"), a wholly owned subsidiary of Global Aircraft Solutions, Inc. and World Jet Corporation, ("WJ") a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the "Borrowers") closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank ("M&I Bank"). The modification increased the $2.5 million operating line of credit to $5 million ("Line of Credit"); added a Guidance Line of Credit in the amount of $7 million ("Guidance Credit") solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000.00. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. The interest rate at December 31, 2005 was 7.39% per annum. The interest rate on the Guidance Credit is also 3.00% per annum in excess of the applicable LIBOR rate. The interest rate for each Letter of Credit Facility, if drawn upon, shall also be 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remains secured by a first priority lien on Global's, HAT's and WJ's personal property. Any advances pursuant to the Guidance Credit shall be secured by a first priority lien on any aircraft purchased with such advance. The term of the Line of Credit; the Guidance Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under both the Line of Credit and Guidance Credit shall be due on the expiration date.

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

The Borrowers paid total fees and expenses of approximately $37,500.00 in connection with the modification to the Line of Credit and addition of the Guidance Credit and Letter of Credit Facility. The Borrowers will owe a loan fee to the bank equal to 1% of the amount of any requested advance under the Guidance Credit with a cap of $52,500.00 in cumulative fees. The Borrowers will owe the bank a fee for the issuance of any Letter of Credit in the amount of 2% of the amount of the letter of credit. The balance due of the Line of Credit at March 31, 2006 was $4,859,936. The Line of Credit also secures a Letter of Credit for $128,000 which was issued to TAA as part of the lease agreement for the HAT facility.

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

Significant changes in the Company's Balance Sheet for the quarter ended March 31, 2006 were as follows:

         Total assets decreased from $25,054,621at December 31, 2005 to $25,031,498 at March 31, 2006. Significant changes for the period were:

                  Cash on hand decreased $72,265

                  Accounts receivable showed an increase of $724,017.

                  Costs and expenses on uncompleted contracts in excess of billings increased $984,067.

                  The Company's first quarter Balance Sheet reflects the reclassification of $2,229,842 of Current Inventory to Inventory, non-current. This is an increase over the December 31, 2005 reclassification of $42,509. Current Inventory decreased $524,922 from the December 31, 2005 balance.

                  Equity in net results of and advances to affiliates decreased from $6,333,690 at December 31, 2005 to $5,197,216 at March
                  31, 2006, a total difference of $1,136,474. Jetglobal released $1,975,000 to Global during the period.

         During the first quarter of 2006, total liabilities decreased from $11,026,222 at December 31, 2005 to $9,807,548 at March 31, 2006,
         primarily due to:

                  There was an increase in Notes Payable of $2,295,197 over the December 31, 2005 figure.

                  Accounts Payable decreased over the 2005 year-end balance by $4,598,668 largely due to the payment of a $5.4 million balance due on the purchase of an aircraft.

                  Billings in excess of costs and expenses on uncompleted contracts decreased $23,458

                  Estimated income taxes payable increased $779,637.


Cash


As of March 31, 2006 we had $295,748 in cash on hand and approximately $5,717,155 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

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

USE OF ESTIMATES. Management's Discussion and Analysis of Financial Condition and the Results of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates these estimates on an on-going basis, including those related to estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, future cash flows in support of long lived assets, medical benefit accruals, and the estimated fair values of facilities under capital leases. Management bases its estimates on historical experience and on various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices and commodity prices including the correlation among these factors and their volatility. The Company is primarily exposed to interest rate risk. Though the Company sells to foreign customers, all transactions are conducted and enumerated in U.S. dollars.


Interest Rate Risk

Changes in interest rates may result in changes in the fair market value of the Company's financial instruments, interest income and interest expense. The Company does not have a cash equivalent investment portfolio therefore, the Company's financial instruments that are exposed to interest rate risk would be in the nature of long-term borrowings. Our current borrowings are in the nature of a Line of Credit that is due and payable on or before October 31, 2007. This Line of Credit is discussed in detail above under the heading "Liquidity". Management believes that a hypothetical 10% movement in interest rates would not have a materail impact on the Company's future earnings or cash flows.


ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II. OTHER INFORMATION

ITEM 5. OTHER ITEMS

On May 4, 2006, HAT and Aero Micronesia reached a settlement agreement related to a lawsuit brought by HAT to collect a past due account receivable. HAT accepted as full and final payment by Aero Micronesia a total of $160,000 on a debt of $184,684.64. The entire account receivable balance had been written-off during 2005.

It should be noted that on April 25, the Company issued a press release and filed and SEC form 8K announcing the sale of six 737-200 aircraft by Jetglobal in the first quarter of 2006. This press release and SEC form 8K filing further stated that Global Aircraft Solutions would book its 30% share of the net profit resulting from the sale of these six aircraft in the first quarter 2006. Upon review of the Company's first quarter financial results by the Company's independent audit firm, it was determined that although the sale agreements for the six aircraft in question were executed (and substantial payments received) in the first quarter 2006, the announced sales transactions did not meet all GAAP tests for booking the aircraft sale transactions in the quarter in which the sale agreements were executed. All six of the 737-200 aircraft sales subsequently met all GAAP tests for delivery and booking in the second quarter 2006. Consequently, contrary to the press release and SEC form 8K filing dated April 25, 2006, Global is booking no net profit from Jetglobal in the first quarter 2006, and the Company is issuing an SEC form 8K(A) stating that the net profit resulting from the six aircraft sales previously announced will be booked in the second quarter 2006 rather than the first quarter 2006.


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


Date: May 14, 2006

                                        GLOBAL AIRCRAFT SOLUTIONS, INC.


                                        By:  /s/  Ian Herman
                                            ------------------------------------
                                            Ian Herman, Chief Executive Officer
                                            And Chief Financial Officer