Form 10-Q
period 2006-06-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2006-08-14
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
           For Quarter ended June 30, 2006 Commission File No. 0-28575

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Formerly Renegade Venture (NEV.) Corporation
                ------------------------------------------------
               (Exact name of issuer as specified in its charter)


            NEVADA                                           84-1108499
 --------------------------------              --------------------------------
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

Yes [ x ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act).

Yes [  ] No [ x ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of June 30, 2006 are as follows:

     Class of Securities                              Shares Outstanding
-----------------------------                          -----------------
Common Stock, $.001 par value                            39,090,183

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets:

         As of December 31, 2005 (audited) and June 30, 2006
          (unaudited)..................................................    3

         Condensed Consolidated Statements of Operations:

         For the three months and six months ended June 30, 2005 and
           2006 (unaudited)............................................    5

         Consolidated Statement of Changes in Stockholders' Equity:

         For the year ended December 31, 2005 (audited) and
          six months ended June 30, 2006 (unaudited)...................    6

         Consolidated Statements of Cash Flows:

         For the six-month periods ended June 30, 2005 and 2006
          (unaudited)..................................................    8

         Notes to Financial Statements (unaudited)  ...................   10


Item 2.  Management's Discussion and Analysis of Financial condition...   24
           and Results of Operation

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.....   29

Item 4.  Controls and Procedures.......................................   29


                           PART II. OTHER INFORMATION


Item 5.   Other Information............................................   29

Item 6.   Exhibits.....................................................   30

          Signatures...................................................   30

          Certifications

ITEM 1. FINANCIAL STATEMENTS.


                                    GLOBAL AIRCRAFT SOLUTIONS, INC.
                                 Condensed Consolidated Balance Sheet
                                  December 31, 2005 and June 30, 2006



                                                 ASSETS
                                                               2005                     2006
                                                            (audited)                (unaudited)
                                                           -----------               -----------
CURRENT ASSETS
Cash and cash equivalents                                  $   368,013               $   176,419
Accounts receivable                                          4,993,138                 8,644,220
Note receivable                                              1,997,868                 1,026,896
Inventory                                                    6,580,092                 5,988,341
Restricted funds                                                98,500                    98,500
Other current assets                                           304,987                   192,999
                                                           -----------               -----------

  TOTAL CURRENT ASSETS                                     $14,342,598               $16,127,375

Property, plant and equipment                                1,642,141                 1,457,967
Investment                                                      25,000                    25,000
Equity in net assets of and advances to affiliates           6,333,690                 7,846,089
Customer list, net                                             133,886                    66,943
Agreement with vendor, net                                      28,490                    14,245
Goodwill                                                        38,992                    38,992
Inventory, non-current                                       2,187,343                 2,568,395
Deferred income taxes                                          130,000                   297,348
Other assets                                                   192,481                    61,426
                                                           -----------               -----------

  TOTAL ASSETS                                             $25,054,621               $28,503,780
                                                           ===========               ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.



                                           GLOBAL AIRCRAFT SOLUTIONS, INC.
                                         Condensed Consolidated Balance Sheet
                                         December 31, 2005 and June 30, 2006



                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                     2005                2006
                                                                                   (audited)            (unaudited)
                                                                                  ------------         ------------

CURRENT LIABILITIES
Notes payable - short term                                                        $  2,564,739         $  4,811,929
Accounts payable - trade                                                             7,181,397            3,438,846
Customer deposits                                                                                            69,193
Billings in excess of costs and estimated
  earnings on contracts in progress                                                     23,458              906,625
Accrued liabilities                                                                    570,724              766,369
Income taxes payable                                                                   685,904            2,007,088
Commitments and contingencies
                                                                                  ------------         ------------

  TOTAL CURRENT LIABILITIES                                                       $ 11,026,222         $ 12,000,050

                                                                                  ------------         ------------

  TOTAL LIABILITIES                                                               $ 11,026,222         $ 12,000,050
                                                                                  ============         ============


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized and
  38,998,215 and 39,470,354 shares issued 2005 and 2006 and 30,650,386 and
  39,090,183 shares outstanding 2005 and 2006                                     $     38,998         $     39,470
Additional paid-in capital                                                          11,904,673           12,237,265
Deferred compensation                                                                  (80,000)            (116,500)
Contributed capital                                                                    620,289              620,289
Retained earnings                                                                    1,544,409            3,723,206
                                                                                  ------------         ------------

  TOTAL STOCKHOLDERS' EQUITY                                                      $ 14,028,399         $ 16,503,730
                                                                                  ============         ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 25,758,012         $ 28,503,780
                                                                                  ============         ============

The accompanying notes are an integral part of these condensed consolidated financial statements.




                                                  GLOBAL AIRCRAFT SOLUTIONS, INC.
                                           Condensed Consolidated Statement of Operations
                                  For the Three Months and Six Months ended June 30, 2005 and 2006
                                                            (unaudited)

                                                                  Three           Three
                                                                  Months          Months         Six Months         Six Months
                                                              ended June 30,   ended June 30,   ended June 30,    ended June 30,
                                                                   2005             2006             2005             2006

Net sales                                                      $  8,829,378       10,198,651       17,481,614       21,707,374
Cost of sales                                                    (6,375,131)      (7,768,045)     (12,674,327)     (15,303,454)
Inventory write down                                                (55,208)                         (110,417)
                                                               ------------     ------------     ------------     ------------

Gross profit                                                   $  2,399,039     $  2,430,606     $  4,686,870     $  6,403,920

Selling, general and administrative expense                      (1,738,041)      (1,831,271)      (3,366,775)      (3,801,734)
Penalties                                                            (1,006)         (11,171)          (1,006)         (11,171)
                                                               ------------     ------------     ------------     ------------

Gain (loss) from operations                                    $    659,992     $    588,164     $  1,329,089     $  2,591,015

Other income (expense):
     Interest income                                                173,956           24,368          204,019           54,725
     Interest expense                                              (170,402)        (147,194)        (304,391)        (231,868)
     Discounts taken                                                                                   17,715
     Miscellaneous expense                                                                                                (116)
     Miscellaneous income                                            18,666           18,113           93,917           18,605
     Gain (loss) on asset disposal                                                    (8,518)                           (8,518)
     Equity in income of unconsolidated affiliates                                   968,993                           923,121
                                                               ------------     ------------     ------------     ------------
                                                               $    682,212     $  1,443,926     $  1,340,349     $  3,346,964
Net profit (loss), Before taxes
     Estimated taxes, State and Federal                                 (45)        (388,550)             (90)      (1,168,187)
                                                               ------------     ------------     ------------     ------------


Net profit (loss), After taxes                                 $    682,167     $  1,055,376     $  1,340,259     $  2,178,777
                                                               ============     ============     ============     ============

Net profit (loss) per share, Basic 2006 2nd
Qtr 39,011,179 shares, Year to date 38,829,760 shares;
2005 2nd Qtr 30,700,386 shares, Year to date
30,695,693 shares                                              $       0.02     $       0.03     $       0.04     $       0.06
Net profit (loss) per share, Fully diluted 2006 2nd
Qtr 40,363,176 shares, Year to date 40,786,236 shares;
2005 2nd Qtr 34,623,863 shares, Year to date
33,980,830 shares                                              $       0.02     $       0.03     $       0.04     $       0.06
                                                               ============     ============     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.





                                                GLOBAL AIRCRAFT SOLUTIONS, INC.
                                        Formerly Renegade Venture (NEV.) Corporation
                                  Consolidated Statement of Changes in Stockholders' Equity
                         For the Year Ended December 31, 2005 and the Two Quarters Ended June 30, 2006


                                         Additional Contributed    Deferred     Treasury    Accumulated    Stockholder
                                         Paid-in      Capital    Compensation    Stock    Earnings/Deficit   Equity
                                          Capital
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
                     Shares     Amount    Amount      Amount        Amount                    Amount         Amount
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------

 Balance December   30,650,386  31,030   7,033,950    620,289          0                    (1,578,927)    6,106,342
     31, 2004
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  1st Qtr, 2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  Shares issued,     50,000       50      14,950
Options exercised
  50,000 @ $0.30
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  2nd Qtr, 2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
    No change
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  3rd Qtr, 2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Shares issued to   7,200,000   7,200    4,644,000
 Barron Partners
    for a cash
 consideration of
  $.68 per share
-------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  Shares issued      421,812     422       (422)
  under non-cash
   provision of
    warrants.
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  4th Qtr, 2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Shares issued to    200,000     200      156,800                  (80,000)
 Directors under
 Restricted stock
 award at $0.80,
  100,000 shares
for 2005; 100,000
   shares to be
 expensed in 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Shares issued to    15,000       15      19,485
  employee under
    agreement,
      price
  at measurement
  date of $1.30
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Shares issued to    60,000       60      35,940
 employees under
 agreement, price
  at measurement
   date of $.60
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  Shares issued      21,017       21       (21)
  under non-cash
   provision of
     warrants
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Net Income/Loss                                                                             3,123,356
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
     Balance        38,618,215  38,998   11,904,683   620,289      (80,000)                  1,544,429     14,028,399
   December 31
       2005
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  1st Qtr, 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
Stock issued as a    10,000       10      13,890
 signing bonus to
  new director,
     price at
 measurement date
      $1.39
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------



Stock issued for     100,000     100       69,900
services rendered
 valued at $70,000
  Stock price at
measurement date
 50,000 shares @
 $.56 and 50,000
   shares @$.85
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
Compensation                                                         58,250
  expensed
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 2nd Qtr, 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
Shares issued         96,154      96      96,058
  warrants
exercised @1.00
per share for a
consideration of
  $96,154
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Stock issued for    100,000     100     152,900                   (153,000)
   consultancy
  services to be
rendered in 2006,
     price at
 measurement date
      $1.53
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  Shares issued      165,814     166        (166)
  under non-cash
   provision of
     warrants
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Net Income/Loss                                                                             2,178,777
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
     Balance        39,090,183  39,470   12,237,265   620,289      (116,500)                 3,723,206     16,503,730
  June 30, 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------




                                            GLOBAL AIRCRAFT SOLUTIONS, INC.
                                  Condensed Consolidated Statement of Cash Flows
                                 For the Six Months ended June 30, 2005 and 2006
                                                   (unaudited)


                                                                        2005                   2006

Cash flows from operating activities:
    Net Profit/(Loss)                                                1,340,259               2,178,777

Adjustments to reconcile net profit to net cash
  provided (used) by operating activities:
    Depreciation                                                       231,912                 271,655
    Amortization                                                        81,188                  81,189
    Allowance for Doubtful Accounts                                    110,417                 (91,907)
    Share of affiliate net income                                                             (923,121)
    Gain/(loss) on disposal of fixed assets                                                     13,785
    Expenses paid with stock                                           120,497                 310,108

Changes in Assets and Liabilities:
    Accounts receivable                                                 77,407              (6,682,733)
    Prepaid expenses                                                  (455,312)                 60,280
    Costs and estimated earnings in excess of
      billings on contracts in progress                               (337,388)
    Inventory                                                        2,264,908                 208,688
    Inventory, non-current                                          (2,323,820)                  2,011
    Restricted Funds                                                   (98,500)
    Other current assets
    Other non-current assets                                           (26,782)                (36,293)
    Accounts payable-trade                                            (695,247)             (2,651,993)
    Accounts payable-related party                                      (6,219)
    Due to factor                                                      290,911
    Customer deposits                                                 (280,537)                 69,193
    Billings in excess of cost and estimated
      earnings on contracts in progress                               (966,238)                883,167
    Income tax payable                                                                       1,321,184
    Accrued liabilities                                               (396,315)                195,645

Net cash provided by/(used for) operating activities                (1,068,859)             (4,790,365)

Cash flows from investing activities:
    Purchase of property, plant and equipment                          (68,081)               (101,267)
    Notes receivable                                                                           973,452
    Non-consolidated affiliate (Investment)/receipt                                          1,385,722
Net cash used for investing activities                                 (68,081)              2,257,907





Cash flows from financing activities:
   Proceeds from issuance of common stock                               15,000                  96,154
   Payments related to issuance of common stock
   Proceeds from bank loans                                            750,000               3,166,794
   Repayment of bank loans                                             (95,747)               (919,604)
   Proceeds from short term financing
   Other financing activities, net                                      58,142                  (2,480)

Net cash provided by/(used for) provided by financing activities       727,395               2,340,864

Net decrease in cash and cash equivalents                             (409,545)               (191,594)

Cash and cash equivalents at beginning of period                       549,904                 368,013

Cash and cash equivalents at end of period                             140,359                 176,419


Interest paid for the six months ended June 30, 2006 was $193,807. Interest paid for the six months ended June 30, 2005 was $304,391. Taxes paid during the six months ended June 30, 2006 were $0. Taxes paid during the six months June 30, 2005 were $90.00.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005


1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Regulation SK. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005

The condensed consolidated financial statements include the accounts of Global Aircraft Solutions, Inc. ("Global") formerly Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT"), Johnstone Softmachine Corporation ("Johnstone"), and World Jet Corporation ("World Jet") collectively, the ("Company"). Global acquired HAT and Johnstone on April 30, 2002. For accounting purposes, the HAT/Global transaction was treated as an acquisition of Global by HAT and as a recapitalization of Global. The acquisition of 100 per cent of World Jet stock was finalized July 15, 2004, with an effective date of January 1, 2004. The financial statements reflect the accounting activity of HAT since its inception, April 5, 2002 and of World Jet since January 1, 2004. Johnstone is currently inactive.


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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. During 2005, the Company had bad debt expense of $473,000. The Company believes its allowance at June 30, 2006 is adequate based upon review of our outstanding accounts receivable at June 30, 2006.

At June 30, 2006, the Company has a receivable of $570,000 from a customer that has filed Reorganization under Chapter 11 of the Bankruptcy Code. Management believes that it has a substantial position in the bankruptcy proceeding and that the Company has adequate collateral, which it will take as payment for this receivable. The Company has provided a standard allowance for all receivables at June 30, 2006.


Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventory items held for over one year are classified as "inventory, non-current". The Company reviews the market value of inventories whenever events and circumstances indicate that the carrying value of inventories may not be recoverable from the estimated future sales price less cost of disposal and normal gross profit. In cases where the market values are less than the carrying value, a write down is recognized equal to an amount by which the carrying value exceeds the market value of inventories.

Inventories include used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing.


Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is three years at both our HAT and World Jet subsidiaries; the estimated useful life of all other categories of assets is five years at our HAT subsidiary; World Jet uses estimated useful lives of 3, 5 and 7 years for its other assets. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charges to expense as incurred. Betterments or renewals are capitalized when incurred.

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


Revenue and Cost Recognition

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs our facility. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of June 30, 2006 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer caused delays, error in specifications or design, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed.

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. Reconciliations of EPS for quarters ended June 30, 2006 and 2005 are as follows:



                                                                 For the Six Months ended June 30, 2006
-------------------------------------------------------------------------------------------------------------------
                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
-------------------------------------------------------------------------------------------------------------------
Net Income                                                    $2,178,777
Basic EPS
Income available to common stockholders                       $2,178,777            38,829,760               $0.06
-------------------------------------------------------------------------------------------------------------------

Warrants                                                                             1,162,726
Options                                                                                793,750
Diluted EPS

Income available to common stockholders + assumed             $2,178,777            40,786,236               $0.05
conversions



                                                                   For the Quarter ended June 30, 2006
-------------------------------------------------------------------------------------------------------------------

                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
-------------------------------------------------------------------------------------------------------------------

Net Income                                                    $1,055,376
Basic EPS
Income available to common stockholders                       $1,055,376            39,011,179               $0.03
-------------------------------------------------------------------------------------------------------------------

Warrants                                                                               568,791
Options                                                                                783,206
Diluted EPS

Income available to common stockholders + assumed            $1,055,376             40,363,176               $0.03
conversions
--------------------------------------------------- -- ------------------------------------------------------------



                                                                 For the Six Months ended June 30, 2005
-------------------------------------------------------------------------------------------------------------------

                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
-------------------------------------------------------------------------------------------------------------------

Net Income                                                    $1,340,259
Basic EPS
Income available to common stockholders                       $1,340,259            30,695,354               $0.04
-------------------------------------------------------------------------------------------------------------------

Warrants                                                                             2,475,247
Options                                                                                809,890
Diluted EPS

Income available to common stockholders + assumed             $1,340,259            33,980,830               $0.04
conversions
-------------------------------------------------------------------------------------------------------------------



                                                                   For the Quarter ended June 30, 2005
-------------------------------------------------------------------------------------------------------------------

                                                            Income                Shares              Per-Share
                                                          (Numerator)         (Denominator)            Amount
-------------------------------------------------------------------------------------------------------------------

Net Income                                                      $682,167
Basic EPS
Income available to common stockholders                         $682,167            30,700,386               $0.02
-------------------------------------------------------------------------------------------------------------------

Warrants                                                                             3,094,764
Options                                                                                828,713
Diluted EPS

Income available to common stockholders + assumed               $682,167            34,623,863               $0.02
conversions
-------------------------------------------------------------------------------------------------------------------


      Calculation of Weighted Average Shares for Six Months ended June 30,
      2006
      ------------------------------------------------------------------------

      Issues       Shares O/S    Dates                   Days   Average
      ------------ ------------- ---------------------- ------- --------------

                   38,618,215    01/01/06 - 03/09/06        67     14,295,140
      110,000      38,728,215    03/09/06 - 04/04/06        26      5,563,169
       96,154      38,824,369    04/04/06 - 04/07/06         3        643,498
      100,000      38,924,369    04/07/06 - 05/09/06        32      6,881,656
      165,814      39,090,183    05/09/06 - 07/01/06        53     11,446,297
      ------------ ------------- ---------------------- ------- --------------
                                 Total shares                      38,829,760
      ------------ ------------- ---------------------- ------- --------------

                                       12

      Calculation of Weighted Average Shares for the Quarter ended June 30,
      2006
      ------------------------------------------------------------------------

      Issues       Shares O/S     Dates                   Days   Average
      ------------ -------------- ---------------------- ------- -------------
                   38,728,215     04/01/06 - 04/04/06         3     1,276,754
       96,154      38,824,369     04/04/06 - 04/07/06         3     1,279,924
      100,000      38,924,369     04/07/06 - 05/09/06        32    13,687,690
      165,814      39,090,183     05/09/06 - 07/01/06        53    22,766,810
      ------------ -------------- ---------------------- ------- -------------
                                  Total shares                     39,011,179
      ------------ -------------- ---------------------- ------- -------------



            Calculation of Dilution for Six Months ended June
            30,2006
            ---------------------------------------------------------
                                    No. of shares  Incremental
                                                   shares
                                                   Outstanding
            ----------------------- -------------- ------------------

            Warrants @ $0.52              104,111             66,515
            Warrants @ $0.68              367,200            285,000
            Warrants @ $1.00            1,040,866            318,042
            Warrants @ $1.36           12,072,747            493,168

            Options  @ $0.17              900,000            793,750

            ----------------------- -------------- ------------------
                                    Total                  1,956,476
                                    dilution
            ----------------------- -------------- ------------------
            (Average Price $1.44)
            ----------------------- -------------- ------------------



            ---------------------------------------------------------
            Calculation of Dilution for the Quarter ended June 30,
            2006
            ---------------------------------------------------------
                                     No. of shares  Incremental
                                                    shares
                                                    Outstanding
            ----------------------- -------------- ------------------
            Warrants @ $0.52              104,111             62,784
            Warrants @ $0.68              367,200            259,695
            Warrants @ $1.00            1,040,866            246,312

            Options  @ $0.17              900,000            783,206
            ----------------------- -------------- ------------------
                                    Total                  1,351,997
                                    dilution
            ----------------------- -------------- ------------------
            (Average Price $1.31)
            ----------------------- -------------- ------------------

       Calculation of Weighted Average Shares for Six Months ended June 30,
       2005
       ------------------------------------------------------------------------
        Issues      Shares O/S     Dates                   Days   Average
       ----------- -------------- ---------------------- ------- --------------

                   30,650,386     01/01/05 - 01/18/05      17       2,878,769
       50,000      30,700,386     01/18/05 - 06/30/05     164      27,816,924

       ----------- -------------- ---------------------- ------- --------------
                                  Total shares                    30,695,693
       ----------- -------------- ---------------------- ------- --------------



      Calculation of Weighted Average Shares for Three Months ended June 30,
      2005
      --------------------------------------------------------------------------
      Issues      Shares O/S     Dates                    Days    Average
      ----------- -------------- ----------------------- -------- --------------

                  30,700,386     04/01/05 - 06/30/05       91      30,700,386

      ----------- -------------- ----------------------- -------- --------------
                                 Total shares                      30,700,386
      ----------- -------------- ----------------------- -------- --------------



            Calculation of Dilution for Six Months ended June 30,
            2005
            ---------------------------------------------------------
                                    No. of shares  Incremental
                                                   shares
                                                   Outstanding
            ----------------------- -------------- ------------------

            Warrants @ $0.34              720,000            450,989
            Warrants @ $0.52              158,654             67,995
            Warrants @ $0.68            7,740,000          1,956,264
            Options  @ $0.17              900,000            731,868
            Options  @ $0.20              100,000             78,022
             ----------------------- -------------- ------------------
                                    Total                  3,285,137
                                    dilution
            ----------------------- -------------- ------------------
            (Average Price $0.91)
            ----------------------- -------------- ------------------



            Calculation of Dilution for Quarter ended June 30,  2005
            ---------------------------------------------------------
                                    No. of shares  Incremental
                                                   shares
                                                   Outstanding
            ----------------------- -------------- ------------------

            Warrants @ $0.34              720,000            477,624
            Warrants @ $0.52              158,654             76,971
            Warrants @ $0.68            7,740,000          2,528,911
            Warrants @ $1.00            1,137,020             11,258
            Options  @ $0.17              900,000            748,515
            Options  @ $0.20              100,000             80,198
             ----------------------- -------------- ------------------
                                    Total                  3,923,476
                                    dilution
            ----------------------- -------------- ------------------
            (Average Price $1.01)
            ----------------------- -------------- ------------------

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

The company's amortizable intangibles consisted of customer lists and vendor agreements. Amortization expense on these totaled $162,376 and $162,376 for the years ended December 31,2004 and 2005, respectively. Amortization expense related to customer lists and vendor agreements will be fully expensed at $162,376 during 2006. Amortization for the first half of 2006 was $81,189.


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


Stock-Based Compensation
There were no options granted in the first half of 2006, ended June 30, 2006 nor was there vesting of prior year option grants. Therefore, there is no pro-forma effect for the six-month period ended June 30, 2006.


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

Selected information by business segment is presented in the following tables for the six months ended June 30, 2006 and June 30, 2005.


                                                Three Months      Three Months      Six Months        Six Months
                                                    Ended             Ended            ended             Ended
                                                June 30, 2006     June 30, 2005    June 30, 2006     June 30, 2005
-------------------------------------------- -- -------------- -- -------------- - -------------- -- --------------
                                                ($ millions)      ($ millions)     ($ millions)      ($ millions)
-------------------------------------------- -- -------------- -- -------------- - -------------- -- --------------
Segment sales:
   Aircraft maintenance                                 7.202             4.691           13.523             9.613
   Aircraft trading                                      .650             2.470            3.223             3.995
   Part sales                                           3.242             2.093            6.227             4.407
   Other                                                1.182              .623            2.007             1.623

Sub Total                                              12.276             9.877           24.980            19.638

Elimination of intersegment sales                      -2.077            -1.047           -3.273            -2.156

Total consolidated sales                               10.199             8.830           21.707            17.482

Operating income:
   Aircraft maintenance                                 1.813              .586            3.428              .741
   Aircraft trading                                      .924              .710             .032             1.260
   Part sales                                            .765              .534            1.544             1.168
   Other                                                 .777              .569            1.464             1.528

   Sub total                                            2.431             2.399            6.404             4.697





   Selling, general, administrative expense            -1.842            -1.738           -3.813            -3.367
   Other, net                                           -.114              .021             .167              .010
   Share of Jetglobal  net income (a/c trading)          .969                               .923

Consolidated earnings before taxes                      1.444              .682            3.347             1.340

Interest income by segment
   Aircraft maintenance                                  .008              .019             .028              .047
   Aircraft trading                                      .007                 0             .007                 0
   Part sales                                               0              .154                0              .154
   Corporate                                             .009              .001             .020              .003

Total interest income by segment                         .024              .170             .055              .204

Interest expense by segment
   Aircraft maintenance                                  .008              .050             .010              .150
   Aircraft trading                                         0                 0                0                 0
   Part sales                                            .001              .120             .001              .154
   Corporate                                             .138                 0             .221                 0

Total interest expense by segment                        .147              .170             .232              .304



                                              Three Months      Three Months       Six Months       Six Months
                                                  Ended             Ended             Ended            Ended
                                              June 30, 2006     June 30, 2005     June 30, 2006    June 30, 2005
------------------------------------------ -- -------------- -- -------------- -- -------------- - --------------
                                                   ($)               ($)               ($)             ($ )
------------------------------------------ -- -------------- -- -------------- -- -------------- - --------------
Depreciation and amortization by segment:
   Aircraft maintenance                              96,912            84,287           188,956          166,508
   Aircraft trading
   Part sales

Corporate                                            79,380            74,057           163,888          146,592
Total                                               176,292           158,344           352,844          313,100

Net asset values:
   Aircraft maintenance                           7,807,592         5,775,717         7,807,592        5,775,717
   Aircraft trading                               3,422,403           128,400         3,422,403          128,400
   Part sales                                     9,112,905         4,379,254         9,112,905        4,379,254

Corporate                                         8,160,880         1,736,713         8,160,880        1,736,713
Total                                            28,503,780        12,020,084        28,503,780       12,020,084

Capital expenditures:
   Aircraft maintenance                               9,009            18,860            76,211           37,788
   Aircraft trading
   Part sales

Corporate                                            18,131            10,821            25,056           30,293
Total                                                27,140            29,681           101,267           68,081


                                                                 17

     All of the Company's facilities and assets are located in the United States. The Company sells and ships to several foreign countries. All foreign revenues are recorded and collected in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:

                                    Six Months         Six Months
                                      Ended               Ended
                                  June 30, 2006      June 30, 2005
        -----------------------------------------------------------

        Angola                    $      26,880
        Australia                                            1,700
        Brazil                                               5,100
        Columbia                                            11,800
        Germany                                             28,025
        Indonesia                                              835
        Italy                               891             46,983
        Ireland                                            209,395
        Jordan                        2,032,460          1,532,471
        Korea                           154,010
        Lebanon                           6,403
        Malawi                          111,000            149,975
        Mexico                        2,136,979          2,104,486
        Pakistan                         68,000            459,612
        Philippines                     128,936
        South Africa                                        17,354
        Spain                             1,100
        UAE                                              1,722,500
        United Kingdom                   98,383             30,700

        -----------------------------------------------------------
        TOTALS                    $   4,765,042      $   6,320,936



4. EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, the Company together with BCI Aircraft Leasing, ("BCI"), formed a joint venture, Jetglobal, LLC, a Delaware limited liability company. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of Jetglobal while the Company will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. The Company invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. Pursuant to the terms of Jetglobal's Operating Agreement, although the Company has a 30% membership and profit interest, it is only responsible for 25% of the costs and expenses associated with Jetglobal including any business transactions. As of June 30, 2006, Equity in net assets and advances to affiliates consisted of the following:

              Initial investment in Jetglobal             $1,125,000
              Payment of 25% share of purchase of
              aircraft                                     4,627,404
              Expenses paid on behalf of Jetglobal           359,468
              Share of 2005 net income                     1,111,096
              Payment of earnings share to Global           -300,000
              Share of 1st Qtr 2006 expense                  -45,872
              Share of 2nd Qtr 2006 income                   968,993
                 Balance at June 30, 2006                 $7,846,089

Net sales, gross profit and net income within Jetglobal were $7,599,000, $4,154,000 and $3,703,000 for the year ended December 31, 2005. At December 31, 2005, the balance sheet of Jetglobal had assets of $21,715,000 and no liabilities. Net sales, gross profit and net income within Jetglobal were $7,291,442, $3,761,828 and $2,977,072 for the six-months ended June 30, 2006. At
June 30, 2006, the balance sheet of Jetglobal had assets of $23,193,916 and liabilities of $4,848,267.



5.  STOCK, STOCK OPTIONS AND WARRANTS

During the first quarter of 2006, 10,000 shares of common stock were issued to a new director as a signing bonus. The price of the stock at measurement date was $1.39.

On March 9th of 2006, 100,000 shares of common stock were issued pursuant to the completion of services contracted for under two separate agreements. The agreements were entered into on April 1, 2005 and November 18, 2004. The board determined the value of the services to be $70,000.00. The value of the stock at the respective measurement dates was $.84 and $.56 per share, respectively.

On April 4, 2006, 96,154 shares of common stock were issued for a consideration of $96,154. These shares were relative to warrants that had been outstanding at $1.00 per share.

On April 7, 2006, 100,000 shares of common stock were issued as compensation for outside consultancy services. The services are to be performed during 2006 and 1/12 of the related expense will be taken monthly during 2006. The value of the shares at measurement date was $153,000.

 On May 9, 2006, 165,814 shares of common stock were issued under the non-cash provisions of warrants @$.34 per share. The non-cash calculation eliminated all of the availability of 219,000 shares under the warrants.

Under the terms of a new three-year employment contract, which begins June 1, 2006, 75,000 shares of common stock will vest on May 31, 2007, 100,000 shares of common stock will vest on May 31, 2008 and 125,000 shares of common stock will vest on May 31, 2009. The measurement date for this transaction is May 3, 2006.


                               Share value  Vesting Date
                                        on
                               Measurement
                                      Date
        --------------------- ------------- ------------- -------------

               Common Shares                                39,090,183
                  Issued and
                 Outstanding

                 Unconverted
            Warrants Issued:

                     @ $0.68           .50                     540,000
                     @ $1.36           .50                   7,740,000
                     @ $0.52           .65                     104,111
                     @ $1.00           .65                   1,040,866
                     @ $1.36           .65                   1,137,020
                     Subtotal                                10,561,997

             Options Issued:

                     @ $0.17           .23                     900,000

                    Subtotal                                   900,000
        --------------------- ------------- ------------- -------------

             Awards of stock
               pending under
                  employment
                   contracts
        --------------------- ------------- ------------- -------------

                                       .60    07/30/2006       270,000
                                      1.30    05/31/2007        75,000
                                      1.30    05/31/2008       100,000
                                      1.30    05/31/2009       125,000
        --------------------- ------------- ------------- -------------

                    Subtotal                                   570,000
        --------------------- ------------- ------------- -------------

                       Total                                51,122,180
        --------------------- ------------- ------------- -------------



Pro-forma Stock-based Compensation Disclosure

Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. Those options issued to employees that were not immediately exercised remained outstanding at June 30, 2006 and are summarized below:


                                     Weighted Average
                                     Exercise Price
------------------------- ---------------------------------------------------

Options outstanding at    900,000         $0.17        Exercisable on grant
beginning of year                                      date

Granted during quarters        None
1 & 2

Exercised during               None
quarters 1 & 2

Forfeited during               None
quarters 1 & 2
-
Outstanding at 6/30/2006  900,000         $0.17        Exercisable on grant
                                                       date

Options exercisable at    900,000         $0.17
quarter end, June 30,
2006



A summary of the Company's stock option plans as of June 30, 2006 and changes during the year is presented below:


                                       Weighted Average
                                         Exercise Price
------------------------- ------------------------------------------------------

Options outstanding at    900,000           $0.17         Exercisable on grant
beginning of year                                         date

Granted during quarters          None
1 & 2

Exercised during                 None
quarter 1 & 2

Forfeited during                 None
quarters 1 & 2

Outstanding at 3/31/2006  900,000           $0.17         Exercisable on grant
                                                          date

Options exercisable at    900,000           $0.17
quarter end, June 30,
2006

Weighted average fair            None
value of options
granted during the year


The aggregate remaining contracual lives in years for the options outstanding and exercisable on June 30, 2006 was 2.875. Aggregate intrinsic value represents total pretax intrinsic value (the difference between Global's closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of Global's stock. The total intrinsic value of options outstanding as of June 30, 2006 was $972,000. The total intrinsic value of options exercisable on June 30, 2006 was $972,000. There were no options exercised during the quarter ended June 30, 2006. The Company issues new shares of common stock upon the exercise of stock options.

At June 30, 2006, 375,000 shares were available for future grants under the Company's 2002 Compensatory Stock Option Plan. At June 30, 2006, the Company had approximately $371,995 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 3.41 years.

6. TRADE ACCOUNTS RECEIVABLE

As of June 30, 2006, trade accounts receivable consisted of the following:


                                                    June 30,        December 31,
                                                     2006              2005
                                                   Unaudited          Audited


Contracts in progress                            $ 2,312,946        $   769,322
Completed contracts                                6,406,165          4,516,323
                                                 -----------        -----------

                                                 $ 8,719,111        $ 5,285,645

Less: allowance for doubtful                         (74,891)          (292,507)
accounts
                                                 -----------        -----------


                                                 $ 8,644,220        $ 4,993,138
                                                 ===========        ===========



7.  CONTRACTS IN PROGRESS

At June 30, 2006 costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:


                                                   June 30,         December 31,
                                                    2006               2005
                                                  Unaudited           Audited

Costs incurred on uncompleted                    $ 3,731,728        $ 1,072,582
contracts

Profit earned to date                              1,804,504          1,156,235
                                                 -----------        -----------


                                                   5,536,232        $ 2,228,817

   Less: Billings to date                         (6,061,160)        (2,252,275)
                                                 -----------        -----------


                                                 $  (524,928)       $   (23,458)
                                                 ===========        ===========


Included in the accompanying balance sheet at June 30, 2006 and December 31, 2005 under the following caption:


    Billings in excess of costs and estimated earnings on uncompleted contracts.


                                                    June 30,        December 31,
                                                      2006             2005
                                                    Unaudited         Audited

Billings in excess from                             $(524,928)       $ (23,458)
above

Time and material, prebilled                         (381,697)               0
                                                    ---------        ---------

Net                                                 $(906,625)       $ (23,458)
                                                    =========        =========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

8.  NOTES RECEIVABLE

On September 1, 2003 Global was tendered a $100,000 note receivable. The note bears interest at 5%. The due date of the note has been amended to September 20, 2006. At June 30, 2006, the note, plus interest, was outstanding in the amount of $114,151.

During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to the Company by Avolar Aero Lineas SA de CV. The due date of the note has been extended to September 20, 2006. The note bears interest at 6.5% per annum. At June 30, 2006, the balance due plus interest was $626,926.


On March 7, 2006, Global accepted a note from Aloha Airlines, Inc. in the amount of $425,000, payable at $48,622.21 per month commencing April 2, 2006. The note bears interest at 7.06% per annum. The final payment is due December 2, 2006. Payments on this note are current and the principal due on this note was $285,818.98 on June 30, 2006.


9.  INVENTORY

Inventories consisted of the following:


                                                    June 30,        December 31,
                                                     2006             2005
                                                   Unaudited          Audited


Maintenance Hardware                                 508,334        $  604,983
Parts for Resale                                   4,810,579         5,525,109
Aircraft & Engines                                   669,428           450,000
                                                  ----------        ----------

                                                  $5,988,341        $6,580,092
                                                  ==========        ==========


Non-current inventories consisted of the following:


                                                  June 30,         December 31,
                                                    2006              2005
                                                  Unaudited          Audited


Maintenance Hardware                              $  808,155        $  767,657
Parts for Resale                                   1,760,240         1,419,686
Aircraft & Engines
                                                  ----------        ----------

                                                  $2,568,395        $2,187,343
                                                  ==========        ==========


10.  PROPERTY AND EQUIPMENT


                                                      June 30,      December 31,
                                                       2006            2005
                                                     Unaudited        Audited

Land and improvements                               $   25,094      $   25,094
Buildings and improvements                             201,079         190,479
Vehicles                                                71,728          79,028
Computers and Software                                 312,495         306,164
Other office equipment                                  57,575          59,568
Machinery and equipment                              2,068,449       2,023,994
                                                    ----------      ----------

     Sub Total                                      $2,744,044      $2,684,327

Less accumulated depreciation                        1,286,077       1,042,186
                                                    ----------      ----------


Property and equipment, Net                         $1,457,967      $1,642,141
                                                    ==========      ==========

During the 2005, depreciation expense was $489,818 and depreciation expense was $271,655 during the 1st half of 2006.


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

The balance due of the Line of Credit at June 30, 2006 was $4,811,929. The Line of Credit also secures a Letter of Credit for $128,000, which was issued to TAA as part of the lease agreement for the HAT facility. The total available credit facility is $12,000,000 at December 31, 2005 subject to the borrowing base and the Guidance Credit Line provisions that $7,000,000 be used for aircraft purchases only.

At June 30, 2006, the Company is in compliance with the quick ratio (defined as cash, liquid cash equivalents and accounts receivable, divided by current liabilities) as per the new agreement. The ratio is to be at least .60 to 1. At June 30, 2006 the ratio for the Company was .735 to 1.


12. RELATED PARTY TRANSACTIONS

BCI Aircraft Leasing, Inc., Global's partner in Jetglobal, see Note 4, accounted for 25% of the Company's revenue during the first half of 2006, ended June 30, 2006. The account receivable balance due from BCI at June 30, 2006 was $1,463,726. Jetglobal accounted for 6% of the Company's revenue during the first half of 2006, ended June 30, 2006. The account receivable balance due form Jetglobal at June 30, 2006 was $2,011,846.


13. SUBSEQUENT EVENTS

On July 6, 2006, Comvest Capital, LLC as "Lender", and Global Aircraft Solutions, as "Borrower", entered into a subordinated loan agreement. Under the loan agreement, the Company will be indebted to the Lender in the principal amount of $2,800,000. The principal amount of the agreement is all due and payable October 6, 2006 with interest payments due monthly on the last day of each month in the amount of 15% of the outstanding balance. These funds were borrowed for potential investment purposes, but as the investment did not materialize, the company will repay the loan amount by due date.

To facilitate this loan agreement, on July 6, 2006, the Company and its wholly owned subsidiaries Hamilton and WorldJet entered into a Subordination and Intercreditor Agreement with M&I Marshall & Ilsley Bank (Lender) and Comvest Capitlal, LLC, (Creditor).





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

Global's aircraft trading represents a significant niche in our business. Successful efforts in this area will go a long way to building our company. During 2005, aircraft trading accounted for 19% of the Company's revenue. The considerable impact that can be made through growth of aircraft trading is evident when you consider that fewer than 10 transactions took place in our aircraft trading segment, (which excludes any Jetglobal activity), during the year ended December 31, 2005. During the first half of 2006 aircraft trading accounted for 15% of Company revenues. Obviously, there is opportunity for a positive synergistic increase in MRO revenue and part sales revenue related to those aircraft traded with both new and continuing customers. In addition to the in-house aircraft trading, activities during the first half of 2006 for Jetglobal resulted in $7,291,442 sales, which are accounted for by the Company by use of the equity method. Global's share of Jetglobal net income was $923,121.

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


                              RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of June 30,2006, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004. Our in-house aircraft trading transactions were conducted by the parent company Global Aircraft Solutions, Inc. Jetglobal, LLC, also conducts aircraft trading which benefits the Company in the amount of 30% of the profits earned. (see Note 4 in the notes to the financial statements included in this filing.)

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

Net sales for the three months ended June 30, 2006 increased $1.4 million, or 15.5%, to $10.2 million from $8.8 million for the three months ended June 30, 2005. The increases were due to increases in the segments of Hamilton Aerospace Technologies and Global Aircraft Trading.

Net sales for the six months ended June 30, 2006 increased $4.2 million, or 24.2%, to $21.7 million from $17.5 million for the six months ended June 30, 2005. The reasons for the increase in net sales for the six months ended June 30, 2006 compared to the comparable period of the prior year, was due to the reasons described above.

Cost of sales consists of costs of inventory sold for World Jet, time and materials for HAT and aircraft purchase price for Global aircraft trading.

Cost of sales for the three months ended June 30, 2006 increased $1.4 million, or 21.8%, to $7.8 million from $6.4 million for the three months ended June 30, 2005. Cost of sales for the six months ended June 30, 2006 increased $2.6 million, or 20.7%, to $21.7 million from $17.5 million in the prior year period ended June 30, 2005. Cost of sales for the three and six months ended June 30, 2006 increased compared to the prior year as a result of increase in net sales. Cost of sales for Global for the six-month period ending June 30, 2006 includes the cost of an engine in the amount of $686,710. This engine had to be purchased to replace one damaged during shipping. The company has initiated a suit to recover this amount from the freight company involved and has made a claim against our insurance. If the claim is accepted for the full amount, the profit before tax would have been over $2.0 million.

Gross profit for the three months ended June 30, 2006 of $2.4 million exceeded the prior year quarter gross profit by $32,000. The sales from Jetglobal are not reflected in the Net Sales of Global Aircraft Solutions, as Global is 30% beneficiary of the venture. The income from Jetglobal is shown as "Equity in income of unconsolidated affiliates". For the quarter ended June 30, 2006 the "Equity in income of unconsolidated affiliates" from Jetglobal is $968,933.

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

While the Company aggressively seizes revenue-producing opportunities such as aircraft sales, management gauges results by looking at what historically has been the core revenue producing activity, the sale of labor hours. In the first half of 2005, revenue produced from labor was $7,947,876 as compared with $8,158,106 the first half of 2006. This represents an increase of 3%. The comparative costs for all direct labor, including work performed by outside contractors, was $4,797,509 in the first half of 2005 compared with $5,043,471 for the same period in 2006. All direct labor costs were 45% of total sales in first half of 2005 compared with 38% in the first half of 2006. The relationship between direct labor costs and direct labor revenues rose 2% from 2005 to 2006. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. Also, a substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. Management is confident that adjustments to increased volume will be made and profitability will benefit over time.

Selling, general and administrative expenses for the three months ended June 30, 2006 decreased as percentage to sales to 18% from 19.7% in three months ended June 30, 2005. Selling, general and administrative expenses for the six months ended June 30, 2006 decreased as percentage to sales to 17.5% from 19.3% in six months ended June 30, 2005.

Interest expense for the Company, during the first half of 2006, was $231.868.

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of similar high gross profit potential and our continued vigilance at holding down costs will be sustainable for the remainder of 2006. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well. Global has experienced some success in branching out into the aircraft trading arena and Management believes this segment will experience increasing growth and profits during the last half of 2006 and into the future.


The following tables depict our pre-tax operating profit for the second quarter of 2005 and for the second quarter of 2006 on a stand-alone basis and a consolidated for Global, HAT and World Jet:


2nd Quarter 2005
                                  Global         HAT         World Jet    Intercompany   Consolidated
                                Stand-Alone   Stand-Alone   Stand-Alone   Eliminations

Revenues                         1,420,000    6,364,608       2,092,211    1,047,441      8,829,378
  Less:  Cost of sales             750,068    5,169,421       1,558,291    1,047,441      6,430,339
  Less:  Expenses                  373,059    1,124,751         241,237                   1,739,047

Pre-tax Operating Profit           296,873       70,436         292,683                     659,992
(Loss)


2nd Quarter 2006
                                  Global         HAT         World Jet    Intercompany    Consolidated
                               Stand-Alone   Stand-Alone    Stand-Alone   Eliminations

Revenues                         1,300,000    7,788,142       3,187,544    2,077,035     10,198,651
  Less:  Cost of sales           1,574,485    5,841,501       2,429,094    2,077,035      7,768,045
  Less:  Expenses                  658,864      711,683         471,895                   1,842,442
Pre-tax Operating Profit          (933,349)   1,234,958         286,555                     588,164
(Loss)                                          286,555


The cost of sales in Global exceeds the revenues because it includes a one-time engine purchase of $678K as discussed in the cost of sales comments above.



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

The Borrowers paid total fees and expenses of approximately $37,500.00 in connection with the modification to the Line of Credit and addition of the Guidance Credit and Letter of Credit Facility. The Borrowers will owe a loan fee to the bank equal to 1% of the amount of any requested advance under the Guidance Credit with a cap of $52,500.00 in cumulative fees. The Borrowers will owe the bank a fee for the issuance of any Letter of Credit in the amount of 2% of the amount of the letter of credit. The balance due of the Line of Credit at June 30, 2006 was $4,811,929. The Line of Credit also secures a Letter of Credit for $128,000 which was issued to TAA as part of the lease agreement for the HAT facility.

Also see Note 13, Subsequent Events, of the Financial Statements that are included in this filing.

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

Significant changes in the Company's Balance Sheet for the quarter ended June 30, 2006 were as follows:

         Total assets increased from $25,031,498 at March 31, 2006 to $28,503,780 at June 30, 2006. Significant changes for the period were:

                  Cash on hand decreased $119,329.

                  Accounts receivable increased $2,927,065.

                  Notes receivable decreased $843,935 during the second quarter of 2006. Most of this difference was due to Falcon Air Express returning engines to satisfy the balance of their note in the amount of $669,428.

                  Costs and expenses on uncompleted contracts in excess of billings decreased $984,067.

                  Equity in net assets of or advances to affiliates increased $2,648,873. During the quarter the Jetglobal partners agreed that $1,975,000 previously shown as a payment by Jetglobal to Global should actually be taken as a contra against BCI's account receivable.

                  The Company's second quarter Balance Sheet reflects the reclassification of $2,568,395 of inventory to inventory, noncurrent. This number largely represents unsold World Jet inventory acquired as part of the World Jet purchase on January 1, 2004

         During the second quarter of 2006, total liabilities increased from $9,807,548 at March 31, 2006 to $12,000,050 at June 30, 2006, primarily due to:


                  Accounts payable increased over the March 31, 2006 balance by $856,117.

                  Billings in excess of costs and expenses on uncompleted contracts increased $906,625.

                  Accrued liabilities increased $191,027 reflecting the increased outstanding accrued payroll due to the scheduled timing of check issuance.

                  Income taxes payable increased $541,547.

Cash


As of June 30, 2006 we had $176,419 in cash on hand and approximately $8,644,220 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.



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


Interest Rate Risk

Changes in interest rates may result in changes in the fair market value of the Company's financial instruments, interest income and interest expense. The Company does not have a cash equivalent investment portfolio therefore, the

Company's financial instruments that are exposed to interest rate risk would be in the nature of long-term borrowings. Our current borrowings are in the nature of a Line of Credit that is due and payable on or before October 31, 2007. This Line of Credit is discussed in detail above under the heading "Liquidity". Management believes that a hypothetical 10% movement in interest rates would not have a material impact on the Company's future earnings or cash flows.


ITEM 4.  CONTROLS AND PROCEDURES


(a) Within 90 days of filing this report on Form 10-Q (the "Evaluation Date"), our Chief Financial Officer and Chief Executive Officer, together with HAT's President and Principal Financial and Accounting Officer, evaluated our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

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

ITEM 6. EXHIBITS

(a)      Exhibits

31.1                      Certification of Principal Executive Officer, Mr. Ian
                          Herman

31.2                      Certification of President and Chief Operating
                          Officer, Mr. John B. Sawyer

31.3                      Certification of CFO and Principal Financial Officer,
                          Govindarajan Sankar

32.1                      Certification of Mr. Ian M. Herman, Chief Executive
                          Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.


Date: August 14, 2006

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


Date: August 14, 2006

                                          GLOBAL AIRCRAFT SOLUTIONS, INC.


                                          By:  /s/  Raj Sankar
                                               ---------------------------------
                                                    Raj Sankar,
                                                    Chief Financial Officer