Form 10-Q/A
period 2006-06-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2006-08-24
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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
                                                                                  ============         ============


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized and
  38,998,215 and 39,470,354 shares issued 2005 and 2006 and 30,650,386 and
  39,090,183 shares outstanding 2005 and 2006                                     $     38,998         $     39,470
Additional paid-in capital                                                          11,904,683           12,237,265
Deferred compensation                                                                  (80,000)            (116,500)
Contributed capital                                                                    620,289              620,289
Retained earnings                                                                    1,544,429            3,723,206
                                                                                  ------------         ------------

  TOTAL STOCKHOLDERS' EQUITY                                                      $ 14,028,399         $ 16,503,730
                                                                                  ============         ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 25,054,621         $ 28,503,780
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
  June 30, 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------




                                            GLOBAL AIRCRAFT SOLUTIONS, INC.
                                  Condensed Consolidated Statement of Cash Flows
                                 For the Six Months ended June 30, 2005 and 2006
                                                   (unaudited)


                                                                        2005                   2006

Cash flows from operating activities:
    Net Profit/(Loss)                                                1,340,259               2,178,777

Adjustments to reconcile net profit to net cash
  provided (used) by operating activities:
    Depreciation                                                       231,912                 271,655
    Amortization                                                        81,188                  81,189
    Allowance for Doubtful Accounts                                    110,417                 (91,907)
    Share of affiliate net income                                                             (923,121)
    Gain/(loss) on disposal of fixed assets                                                     13,785
    Expenses paid with stock                                           120,497                 310,108

Changes in Assets and Liabilities:
    Accounts receivable                                                 77,407              (5,534,175)
    Prepaid expenses                                                  (455,312)                 60,280
    Costs and estimated earnings in excess of
      billings on contracts in progress                               (337,388)
    Inventory                                                        2,264,908                 208,688
    Inventory, non-current                                          (2,323,820)                  2,011
    Restricted Funds                                                   (98,500)
    Other current assets
    Other non-current assets                                           (26,782)                (36,293)
    Accounts payable-trade                                            (695,247)             (3,800,551)
    Accounts payable-related party                                      (6,219)
    Due to factor                                                      290,911
    Customer deposits                                                 (280,537)                 69,193
    Billings in excess of cost and estimated
      earnings on contracts in progress                               (966,238)                883,167
    Income tax payable                                                                       1,321,184
    Accrued liabilities                                               (396,315)                195,645

Net cash provided by/(used for) operating activities                (1,068,859)             (4,790,365)

Cash flows from investing activities:
    Purchase of property, plant and equipment                          (68,081)               (101,267)
    Notes receivable                                                                           973,452
    Non-consolidated affiliate (Investment)/receipt                                          1,385,722
Net cash used for investing activities                                 (68,081)              2,257,907





Cash flows from financing activities:
   Proceeds from issuance of common stock                               15,000                  96,154
   Payments related to issuance of common stock
   Proceeds from bank loans                                            750,000               3,166,794
   Repayment of bank loans                                             (95,747)               (919,604)
   Proceeds from short term financing
   Other financing activities, net                                      58,142                  (2,480)

Net cash provided by/(used for) provided by financing activities       727,395               2,340,864

Net decrease in cash and cash equivalents                             (409,545)               (191,594)

Cash and cash equivalents at beginning of period                       549,904                 368,013

Cash and cash equivalents at end of period                             140,359                 176,419


During the second quarter of 2006, the Jetglobal partners agreed that the $1,975,000 recorded in the first quarter as a distribution payment from the Jetglobal investment would be reclassified and taken as a contra against BCI's account receivable with HAT. This reclassification is a non-cash transaction.

Inventory held over one year was reclassified to inventory, non-current during the six months ended June 30, 2006 in the amount of $381,052. This is a non-cash transaction.

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


                                                Three Months      Three Months      Six Months        Six Months
                                                    Ended             Ended            ended             Ended
                                                June 30, 2006     June 30, 2005    June 30, 2006     June 30, 2005
-------------------------------------------- -- -------------- -- -------------- - -------------- -- --------------
                                                ($ millions)      ($ millions)     ($ millions)      ($ millions)
-------------------------------------------- -- -------------- -- -------------- - -------------- -- --------------
Segment sales:
   Aircraft maintenance                                 7.202             4.691           13.523             9.613
   Aircraft trading                                      .650             2.470            3.223             3.995
   Part sales                                           3.242             2.093            6.227             4.407
   Other                                                1.182              .623            2.007             1.623

Sub Total                                              12.276             9.877           24.980            19.638

Elimination of intersegment sales                      -2.077            -1.047           -3.273            -2.156

Total consolidated sales                               10.199             8.830           21.707            17.482

Operating income:
   Aircraft maintenance                                 1.813              .586            3.428              .741
   Aircraft trading                                     -.924              .710            -.032             1.260
   Part sales                                            .765              .534            1.544             1.168
   Other                                                 .777              .569            1.464             1.528

   Sub total                                            2.431             2.399            6.404             4.697





   Selling, general, administrative expense            -1.842            -1.738           -3.813            -3.367
   Other, net                                           -.114              .021             .167              .010
   Share of Jetglobal  net income (a/c trading)          .969                               .923

Consolidated earnings before taxes                      1.444              .682            3.347             1.340

Interest income by segment
   Aircraft maintenance                                  .008              .019             .028              .047
   Aircraft trading                                      .007                 0             .007                 0
   Part sales                                               0              .154                0              .154
   Corporate                                             .009              .001             .020              .003

Total interest income by segment                         .024              .170             .055              .204

Interest expense by segment
   Aircraft maintenance                                  .008              .050             .010              .150
   Aircraft trading                                         0                 0                0                 0
   Part sales                                            .001              .120             .001              .154
   Corporate                                             .138                 0             .221                 0

Total interest expense by segment                        .147              .170             .232              .304



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


The cost of sales in Global exceeds the revenues because it includes a one-time engine purchase of $687K as discussed in the cost of sales comments above.



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


ITEM 4.  CONTROLS AND PROCEDURES


(a) As of the end of the period covered by this report on Form 10-Q (the "Evaluation Date"), our Chief Financial Officer and Chief Executive Officer, together with HAT's President and Principal Financial and Accounting Officer, evaluated our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, these officers have concluded that as of the Evaluation Date, our disclosure controls and procedures allow for timely decisions regarding disclosure of material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.

(b) There has not been any change in our internal controls or in other factors that are reasonably likely to affect internal controls subsequent to the date of our most recent evaluation.


                           PART II. OTHER INFORMATION


ITEM 4 - Submission of Matters to a Vote of Security Holders

On May 5, 2006, the Company held its 2006 Annual Meeting of Stockholders to consider and vote upon three matters. Stockholders representing 25,867,686 shares of the Company's outstanding common stock were present in person or by proxy at the meeting, constituting 66.80% of the Company's outstanding common stock. All three matters that were brought to a vote were approved by more than a majority of the Company's stockholders as follows:

Matter 1 - the election of directors to the board of directors to staggered terms as follows:

1) Board of Director Member and Nominee Gordon D. Hamilton is nominated for election at the Annual Meeting for a one (1) year term beginning May 2006;

2) Board of Director Member and Nominee Alfredo Mason is nominated for election at the Annual Meeting for a one (1) year term beginning May 2006;

3) Board of Director Member and Nominee John B. Sawyer is nominated for election at the Annual Meeting for a two (2) year term beginning May 2006;

4) Board of Director Member and Nominee Lawrence Mulcahy is nominated for election at the Annual Meeting for a two (2) year term beginning May 2006;

5) Board of Director Member and Nominee Ian Herman is nominated for election at the Annual Meeting for a three (3) year term beginning May 2006;

6) Board of Director Member and Nominee Seymour Siegel is nominated for election at the Annual Meeting for a three (3) year term beginning May 2006;

The vote tallies for Board of Directors nominees are as follows:

                                       For           Against        Abstaining
                                       ---           -------        ----------

     Ian Herman                     23,456,987           0             89,750
     John B. Sawyer                 23,456,987           0             89,750
     Gordon D. Hamilton             23,492,487           0             54,250
     Lawrence Mulcahy               23,492,487           0             54,250
     Alfredo Mason                  23,492,487           0             54,250
     Seymour Siegel                 23,492,337           0             54,400

All nominees to the Board of Directors were duly elected to the Board by a majority vote. Ian Herman was elected by 90.68% of the voting shareholders; John Sawyer was elected by 90.68% of the voting shareholders; Gordon D. Hamilton was elected by 90.82% of the voting shareholders; Lawrence Mulcahy was elected by 90.82% of the voting shareholders; Alfredo Mason was elected by 90.82% of the voting shareholders; and Seymour Siegel was elected by 90.82% of the voting shareholders. Ian Herman, John Sawyer, Gordon D. Hamilton, Lawrence Mulcahy and Alfredo Mason continued their term as members of the board of directors; and Seymour Siegel continued his service on the board of directors upon ratification of his previous appointment and current election.


Matter 2 - the ratification of the appointment of Seymour Sigel as a member of the board of directors.

The vote tallies to ratify Seymour Siegel as a member of the Board of Directors are as follows:

                                       For            Against        Abstaining
                                       ---            -------        ----------

Ratification of Seymour Sigel       23,495,937        19,400           31,400

The appointment of Seymour Siegel to the board of directors was ratified by 90.83% of the voting shareholders.


Matter 3 - ratification of the appointment of Epstein, Weber & Conover ("EWC") as the new independent auditors of the Company.

The vote tallies to ratify Epstein, Weber & Conover as the new independent auditor for the Company are as follows:

                                       For          Against          Abstaining
                                       ---          -------          ----------

Ratification of EW&C                23,495,937       15,250            33,900

The appointment of Epstein, Weber & Conover was ratified by 90.83% of the voting shareholders


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


Date: August 21, 2006

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


Date: August 21, 2006

                                          GLOBAL AIRCRAFT SOLUTIONS, INC.


                                          By:  /s/  Raj Sankar
                                               ---------------------------------
                                                    Raj Sankar,
                                                    Chief Financial Officer