Form 10-Q
period 2006-09-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2006-11-17
CIK 854171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                      For Quarter ended September 30, 2006
                          Commission File No. 0-28575


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
Yes [  ] No [ x ]

The number of shares outstanding of each of the Registrant's classes of common equity, as of September 30, 2006 are as follows:

     Class of Securities                              Shares Outstanding
-----------------------------                         ------------------
Common Stock, $.001 par value                             39,525,307

                                      INDEX

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.

         Condensed Consolidated Balance Sheets:

         As of  September 30, 2006 (audited) and December 31, 2005
          (unaudited)..................................................      3

         Condensed Consolidated Statements of Operations:

         For the three months and nine months ended September 30, 2006
         and 2005 (unaudited)..........................................      5

         Consolidated Statement of Changes in Stockholders' Equity:

         For the year ended December 31, 2005 (audited) and
         nine months ended September 30, 2006 (unaudited)..............      6

         Consolidated Statements of Cash Flows:

         For the nine-month periods ended September 30, 2006
         and 2005 (unaudited)..........................................      8

         Notes to Condensed Consolidated Financial Statements
         (unaudited)...................................................     10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation ...........................     27

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.....     32

Item 4.  Controls and Procedures.......................................     33


                           PART II. OTHER INFORMATION


Item 5. Other Information..............................................     33

Item 6. Exhibits.......................................................     33

        Signatures.....................................................     33

        Certifications

ITEM 1. FINANCIAL STATEMENTS.


                                    GLOBAL AIRCRAFT SOLUTIONS, INC.
                                 Condensed Consolidated Balance Sheet
                               September 30, 2006 and December 31, 2005


                                                ASSETS
                                                                     2006                  2005
                                                                 (unaudited)            (audited)
                                                                    Dollars               Dollars
                                                                  ----------            -----------
CURRENT ASSETS
Cash and cash equivalents                                          1,143,010                368,013
Accounts receivable                                                7,853,027              4,993,138
Costs and estimated earnings in excess of billings on
  contracts in progress                                            1,303,634
Note receivable                                                      593,850              1,997,868
Inventory, net of allowance for slow-moving and obsolete
  inventory                                                        7,993,603              8,767,435
Restricted funds                                                      98,500                 98,500
Other current assets                                                 136,240                304,987
                                                                  ----------             ----------

  TOTAL CURRENT ASSETS                                            19,121,864             16,529,941

Property, plant and equipment                                      1,613,332              1,642,141
Investment                                                            25,000                 25,000
Equity in net assets of and advances to affiliates                 8,311,674              6,333,690
Customer list, net                                                    33,472                133,886
Agreement with vendor, net                                             7,123                 28,490
Goodwill                                                              38,992                 38,992
Deferred income taxes                                                130,000                130,000
Other assets                                                         227,982                192,481
                                                                  ----------             ----------

  TOTAL ASSETS                                                    29,509,439             25,054,621
                                                                  ==========             ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.



                                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                                       Condensed Consolidated Balance Sheet
                                     September 30, 2006 and December 31, 2005


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        2006                    2005
                                                                     (unaudited)              (audited)
                                                                       Dollars                 Dollars
                                                                     -----------             -----------
CURRENT LIABILITIES
Notes payable - short term                                             5,335,985               2,564,739
Accounts payable - trade                                               4,315,448               7,181,397
Customer deposits
Billings in excess of costs and estimated
  earnings on contracts in progress                                                               23,458
Customer deposits                                                         50,000
Accrued liabilities                                                      389,156                 570,724
Income taxes payable                                                   2,133,472                 685,904
Commitments and contingencies
                                                                     -----------             -----------

  TOTAL CURRENT LIABILITIES                                           12,224,061              11,026,222

LONG-TERM LIABILITIES

 Capital lease obligations                                               277,225
                                                                     -----------             -----------

   TOTAL LONG-TERM LIABILITIES                                           277,225
                                                                     -----------             -----------

  TOTAL LIABILITIES                                                   12,501,286              11,026,222
                                                                     ===========             ===========


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized and 38,998,215 and 39,905,307 shares issued 2005 and 2006
  and 38,618,215 and 39,525,307 shares outstanding 2005
  and 2006                                                                39,905                  38,998
Additional paid-in capital                                            12,449,830              11,904,683
Deferred compensation                                                    (58,250)                (80,000)
Contributed capital                                                      620,289                 620,289
Retained earnings                                                      3,956,379               1,544,429
                                                                     -----------             -----------

  TOTAL STOCKHOLDERS' EQUITY                                          17,008,153              14,028,399
                                                                     ===========             ===========

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          29,509,439              25,054,621
                                                                     ===========             ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.



                                                  GLOBAL AIRCRAFT SOLUTIONS, INC.
                                           Condensed Consolidated Statement of Operations
                           For the Three Months and Nine Months ended September 30, 2006 and 2005
                                                         (unaudited)

                                                           Three           Three           Nine          Nine
                                                           Months          Months          Months        Months
                                                           ended           ended           ended          ended
                                                        September 30,   September 30,   September 30,   September 30,
                                                            2006            2005           2006             2005
                                                           Dollars         Dollars        Dollars        Dollars
                                                        -------------------------------------------------------------

Net sales                                                 7,904,355       15,462,146     29,611,729     32,943,760
Cost of sales                                            (5,756,242)     (12,165,322)   (21,059,696)   (24,839,649)
Inventory write down                                                         (55,208)                     (165,625)
                                                          ---------       ----------     ----------     ----------
Gross profit                                              2,148,113        3,241,616      8,552,033      7,938,486

Selling, general and administrative expense              (1,996,139)      (2,284,532)    (5,797,873)    (5,651,307)
Penalties                                                      (560)            --          (11,731)        (1,006)
                                                          ---------       ----------     ----------     ----------
Gain (loss) from operations                                 151,414          957,084      2,742,429      2,286,173

Other income (expense):
     Interest income                                         12,613           55,487         67,338        259,506
     Interest expense                                      (220,048)         (53,762)      (451,916)      (358,153)
     Discounts taken                                          3,779          (10,000)         3,779          7,715
     Miscellaneous expense                                                      (110)          (116)          (110)
     Miscellaneous income                                    95,970            5,810        114,575         99,727
     Gain (loss) on asset disposal                             --               --           (8,518)          --
     Equity in income of unconsolidated affiliates          315,000             --        1,238,121           --
                                                          ---------       ----------     ----------     ----------
Net profit (loss), Before taxes                             358,728          954,509      3,705,692      2,294,858
     Estimated taxes, State and Federal                    (125,555)        (293,266)    (1,293,742)      (293,356)
                                                          ---------       ----------     ----------     ----------

Net profit (loss), After taxes                              233,173          661,243      2,411,950      2,001,502
                                                          =========       ==========     ==========     ==========
Net profit (loss) per share, Basic 2006 3rd Qtr
39,277,321 shares, Year to date 38,980,587 shares;
2005 3rd Qtr 35,460,775 shares, Year to date
35,460,775 shares                                              0.01             0.02           0.06           0.06
Net profit (loss) per share, Fully diluted 2006 3rd Qtr
40,339,995 shares, Year to date 40,248,919 shares;
2005 3rd Qtr 38,167,627 shares, Year to date
33,706,298 shares                                              0.01             0.02           0.06           0.06

               The accompanying notes are an integral part of these condensed consolidated financial statements.




                                            GLOBAL AIRCRAFT SOLUTIONS, INC.
                                    Formerly Renegade Venture (NEV.) Corporation
                               Consolidated Statement of Changes in Stockholders' Equity
                              For the Year Ended December 31, 2005 (audited) and the Three
                                    Quarters Ended September 30, 2006 (unaudited)



                                        Additional Contributed    Deferred   Treasury    Accumulated    Stockholder
                                        Paid-in      Capital    Compensation  Stock    Earnings/Deficit   Equity
                                         Capital
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
                   Shares     Amount    Amount      Amount        Amount                  Amount         Amount
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------

Balance December  30,650,386  31,030   7,033,950    620,289          0                  (1,578,927)    6,106,342
    31, 2004
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
 1st Qtr, 2005
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
 Shares issued,    50,000       50      14,950                                                            15,000
ptions exercised
 50,000 @ $0.30
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
 2nd Qtr, 2005
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
   No change
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
 3rd Qtr, 2005
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
Shares issued to  7,200,000   7,200    4,644,000                                                       4,651,200
Barron Partners
   for a cash
consideration of
 $.68 per share
------------------ ---------- --------- ---------- ------------ ---------------------- ---------------- -----------
 Shares issued     421,812     422       (422)
 under non-cash
  provision of
   warrants.
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
 4th Qtr, 2005
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
Shares issued to   200,000     200      156,800                  (80,000)                                 77,000
Directors under
Restricted stock
award at $0.80,
 100,000 shares
or 2005; 100,000
  shares to be
expensed in 2006
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
Shares issued to   15,000       15      19,485                                                            19,500
 employee under
   agreement,
     price
 at measurement
 date of $1.30
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
Shares issued to   60,000       60      35,940                                                            36,000
employees under
agreement, price
 at measurement
  date of $.60
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
 Shares issued     21,017       21       (21)
 under non-cash
  provision of
    warrants
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
Net Income/Loss                                                                          3,123,356     3,123,356
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
    Balance       38,618,215  38,998   11,904,683   620,289      (80,000)                1,544,429    14,028,399
  December 31
      2005
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
 1st Qtr, 2006
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------
Stock issued as a   10,000       10      13,890                                                            13,900
signing bonus to
 new director,
    price at
measurement date
     $1.39
---------------------------- --------- ---------- ------------ ---------------------- ---------------- -----------



Stock issued for     100,000     100       69,900                                                             70,000
services rendered
 valued at $70,000
  Stock price at
measurement date
 50,000 shares @
 $.56 and 50,000
   shares @$.84
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
Compensation                                                         58,250                                   58,250
  expensed
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 2nd Qtr, 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Stock issued for    100,000     100     152,900                   (153,000)
   consultancy
  services to be
rendered in 2006,
     price at
 measurement date
      $1.53
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
Shares issued         96,154      96      96,058                                                              96,154
  warrants
exercised @1.00
per share for a
consideration of
  $96,154
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
  Shares issued      165,814     166        (166)
  under non-cash
   provision of
     warrants
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
Compensation                                                         58,250                                   58,250
  expensed
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 3rd Qtr, 1006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Shares issued       125,124     125        (125)
 under non-cash
  provision of
    warrants
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Annual retainer      20,000      20      26,980                                                              27,000
  to directors
     price at
 measurement date
      $1.35
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
   Stock issued      20,000       20      23,980                                                             24,000
    under new
    employment
 agreement, price
  at measurement
    date $1.20
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
   Stock issued      270,000     270     161,730                                                             162,000
    under 2004
    employment
agreements, price
  at measurement
    date $.60
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
   Compensation                                                  58,250                                       58,250
     expensed
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
 Net Income/Loss                                                                             2,411,950     2,411,950
first nine months
     of 2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------
     Balance      39,525,307  39,905  12,449,830      620,289   (58,250)                     3,956,379    17,008,153
September 30,
     2006
------------------- ---------- --------- ---------- ------------ -------------- --------- ---------------- -----------



                             GLOBAL AIRCRAFT SOLUTIONS, INC.
                      Condensed Consolidated Statement of Cash Flows
                  For the Nine Months ended September 30, 2006 and 2005
                                       (unaudited)

                                                                 2006                    2005
                                                               Dollars                 Dollars
                                                             ----------               ----------
Cash flows from operating activities:
    Net Profit                                                2,411,950                2,001,502

Adjustments to reconcile net profit to net cash
  provided (used) by operating activities:
    Depreciation                                                422,866                  356,104
    Amortization                                                121,782                  121,782
   Allowance for Doubtful Accounts                              (91,907)                 165,625
   Share of affiliate net income                             (1,238,121)                 104,847
    Gain on disposal of fixed assets                             13,785
    Expenses paid with stock                                    551,812                  182,234

Changes in Assets and Liabilities:
    Accounts receivable                                      (4,231,743)              (2,060,855)
    Prepaid expenses                                            266,363                  (99,817)
    Costs and estimated earnings in excess of
          billings on contracts in progress                  (1,303,634)
    Inventory                                                   773,832               (4,240,242)
    Restricted Funds                                                                     (22,681)
    Other current assets                                                                (446,893)
    Other non-current assets                                    (35,501)
    Accounts payable-trade                                   (3,060,309)               6,738,531
    Accounts payable-related party                                                        (6,219)
    Due to factor                                                                       (604,409)
    Customer deposits                                            50,000                 (280,537)
    Billings in excess of cost and estimated
       earnings on contracts in progress                        (23,458)                (529,812)
    Income tax payable                                        1,447,568                  202,812
    Accrued liabilities                                        (181,568)                (478,185)

Net cash provided by/(used for) operating activities         (4,106,283)               1,103,787

Cash flows from investing activities:
    Purchase of property, plant and equipment                  (120,746)                (221,746)
    Notes receivable                                          1,407,758
    Non-consolidated affiliate (Investment)/receipt           1,235,137               (2,935,057)




Net cash used for investing activities                        2,522,149               (3,156,803)

Cash flows from financing activities:
    Proceeds from issuance of common stock                       96,154                4,911,000
    Payments related to issuance of common stock                                        (244,800)
    Proceeds from bank loans                                  6,157,980                4,486,634
    Repayment of bank loans                                  (3,768,720)              (4,486,634)
    Payments on capital lease obligations                       (13,612)
    Payments on Notes payable                                  (108,930)
    Other financing activities, net                              (3,741)                  57,303

Net cash provided by financing activities                     2,359,131                4,723,503

Net increase in cash and cash equivalents                       774,997                2,670,487

Cash and cash equivalents at beginning of period                368,013                  549,904

Cash and cash equivalents at end of period                    1,143,010                3,220,391


During the second quarter of 2006 the Jetglobal partners agreed that the $1,975,000 recorded in the first quarter as a distribution payment from the Jetglobal investment would be reclassified and taken as a contra against BCI's account receivable with HAT. This reclassification is now reflected in operating cash flows.

Property, plant and equipment increased $287,097 as a result of Capital Lease agreements. (telephone system $51,427; 4 scissors lifts $235,670). The actual cash payouts for capital lease obligations are reflected in cash flow statement.

Notes payable increased as a result of financed insurance coverage in the amount of $444,666.

A non-cash transaction reduced prepaid assets related to insurance coverage that was billed in the amount of $336,420 to two customers who are beneficiaries of a percentage of the coverage.

Interest paid for the nine months ended September 30, 2006 was $406,299. Interest paid for the nine months ended September 30, 2005 was $358,153.

Taxes paid during the nine months ended September 30, 2006 were $14,351. Taxes paid during the nine months September 30, 2005 were $90,544.00.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2006


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared, by management, in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Regulation SK. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that will be realized for the entire fiscal year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005

The condensed consolidated financial statements include the accounts of Global Aircraft Solutions, Inc. ("Global") formerly Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT"), Johnstone Softmachine Corporation ("Johnstone"), and World Jet Corporation ("World Jet") collectively, the ("Company"). Global acquired HAT and Johnstone on April 30, 2002. For accounting purposes, the HAT/Global transaction was treated as an acquisition of Global by HAT and as a recapitalization of Global. The acquisition of 100 per cent of World Jet stock was finalized July 15, 2004, with an effective date of January 1, 2004. The financial statements reflect the accounting activity of HAT since its inception, April 5, 2002 and of World Jet since January 1, 2004. Johnstone is currently inactive.


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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. During 2005, the Company had bad debt expense of $473,000. The Company believes its allowance at September 30, 2006 is adequate based upon review of our outstanding accounts receivable at September 30, 2006.

At September 30 2006, the Company has a receivable of $570,000 from a customer that has filed for reorganization under Chapter 11 of the Bankruptcy Code. Management believes that it has a substantial position in the bankruptcy proceeding and that the Company has adequate collateral, which it will take as payment for this receivable. The Company has provided a standard allowance for all receivables at September 30, 2006.


Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new, used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. Inventory items held for over one year are no longer classified as "inventory, non-current". All aircraft parts inventory are grouped as "Inventory, net of allowance for slow moving and obsolete inventory" and accounted under `Current Assets' category. This is based on standard aviation industry practice of showing all aircraft parts under single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. This is a reclassification to conform with what we now believe is more appropriate. This change will not impact the current quarter results or past results of the company. However in the future when the allowance for slow moving and obsolete inventory is provided for, the allowance will be a considered as an expense for the company.

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


Revenue and Cost Recognition

Revenues from fixed-fee contracts for MRO sales are recognized on the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs our facility. Revision in cost and labor hour estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of September 30, 2006 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer caused delays, error in specifications or design, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed.

Income (Loss) per share - Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. Reconciliations of EPS for periods ended September 30, 2006 and 2005 are as follows:


                                           For the Nine Months ended September 30, 2006
                                          ------------------------------------------------
                                           Income            Shares          Per-Share
                                         (Numerator)     (Denominator)        Amount
------------------------------------------------------------------------------------------
Net Income                                   $2,411,950
------------------------------------------------------------------------------------------
Basic EPS
------------------------------------------------------------------------------------------
Income available to
  common stockholders                         $2,411,950        38,980,587           $0.06
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------

Warrants                                                          475,571
------------------------------------------------------------------------------------------
Options                                                           792,761
------------------------------------------------------------------------------------------
Diluted EPS
------------------------------------------------------------------------------------------
Income available to common
stockholders + assumed conversions            $2,411,950        40,248,919           $0.06




                                                   For the Quarter ended September 30, 2006
                                                ------------------------------------------------
                                                 Income              Shares         Per-Share
                                               (Numerator)       (Denominator)       Amount
------------------------------------------------------------------------------------------------

Net Income                                           $233,173
------------------------------------------------------------------------------------------------
Basic EPS
------------------------------------------------------------------------------------------------
Income available to common stockholders              $233,173         39,277,321          $0.01
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------

Warrants                                                                 295,417
------------------------------------------------------------------------------------------------
Options                                                                  767,257
------------------------------------------------------------------------------------------------
Diluted EPS
------------------------------------------------------------------------------------------------
Income available to common
stockholders + assumed conversions                   $233,173         40,339,995          $0.01




                                                        For the Nine Months ended September 30, 2005
                                                      -------------------------------------------------
                                                       Income               Shares          Per-Share
                                                     (Numerator)        (Denominator)        Amount
-------------------------------------------------------------------------------------------------------

Net Income                                               $2,001,502
-------------------------------------------------------------------------------------------------------
Basic EPS
-------------------------------------------------------------------------------------------------------
Income available to common stockholders                  $2,001,502         32,301,506           $0.06
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
Warrants                                                                       437,433
-------------------------------------------------------------------------------------------------------
Options                                                                        967,359
-------------------------------------------------------------------------------------------------------
Diluted EPS
-------------------------------------------------------------------------------------------------------
Income available to common
stockholders + assumed convrsions                        $2,001,502         33,706,298           $0.06




                                                         For the Quarter ended September 30, 2005
                                                      -----------------------------------------------
                                                       Income            Shares         Per-Share
                                                     (Numerator)     (Denominator)       Amount
-----------------------------------------------------------------------------------------------------

Net Income                                                 $661,243
-----------------------------------------------------------------------------------------------------
Basic EPS
-----------------------------------------------------------------------------------------------------
Income available to common stockholders                    $661,243        35,460,775          $0.02
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Warrants                                                                      939,599
-----------------------------------------------------------------------------------------------------
Options                                                                     1,767,253
-----------------------------------------------------------------------------------------------------
Diluted EPS
-----------------------------------------------------------------------------------------------------
Income available to common stockholders + assumed          $661,243        38,167,627          $0.02
conversions




            Calculation of Weighted Average Shares for Nine Months ended September 30, 2006
            -------------------------------------------------------------------------------

            Issues         Shares O/S     Dates                      Days   Average
             -------------- -------------- ------------------------- ------- ---------------
                           38,618,215     01/01/06 - 03/09/06           67       9,477,730
            -------------- -------------- ------------------------- ------- ---------------
             110,000       38,728,215     03/09/06 - 04/04/06           26       3,688,401
            -------------- -------------- ------------------------- ------- ---------------
              96,154       38,824,369     04/04/06 - 04/07/06            3         426,641
            -------------- -------------- ------------------------- ------- ---------------
             100,000       38,924,369     04/07/06 - 05/09/06           32       4,562,563
            -------------- -------------- ------------------------- ------- ---------------
             165,814       39,090,183     05/09/06 - 08/08/06           91      13,030,061
            -------------- -------------- ------------------------- ------- ---------------
             125,124       39,215,307     08/08/06 - 08/28/06           20       2,872,916
            -------------- -------------- ------------------------- ------- ---------------
             290,000       39,505,307     08/28/06 - 09/01/06            4         578,832
            -------------- -------------- ------------------------- ------- ---------------
              20,000       39,525,307     09/01/06 - 09/30/06           30       4,343,440
             -------------- -------------- ------------------------- ------- ---------------
                                          Total shares                          38,980,587
            -------------- -------------- ------------------------- ------- ---------------



            Calculation of Weighted Average Shares for the Quarter ended September 30, 2006
            -------------------------------------------------------------------------------

             Issues         Shares O/S     Dates                    Days     Average
            -------------- -------------- ----------------------- -------- --------------
                           39,090,183     07/01/06 - 08/08/06          28     16,145,945
             -------------- -------------- ----------------------- -------- --------------
             125,124       39,215,307     08/08/06 - 08/28/06          20      8,525,067
             -------------- -------------- ----------------------- -------- --------------
             290,000       39,505,307     08/28/06 - 09/01/06           4      1,717,622
             -------------- -------------- ----------------------- -------- --------------
              20,000       39,525,307     09/01/06 - 09/30/06          30     12,888,687
             -------------- -------------- ----------------------- -------- --------------
                                          Total shares                        39,277,321
            -------------- -------------- ----------------------- -------- --------------



            Calculation of Dilution for Nine Months ended September 30,2006
            ---------------------------------------------------------------

                                       No. of shares   Incremental shares
                                                       Outstanding
            -------------------------- --------------- --------------------

            Warrants @ $0.52                  104,111               63,710
            Warrants @ $0.68                  300,000              147,761
            Warrants @ $1.00                1,040,866              264,100

            Options  @ $0.17                  900,000              785,821
            Options  @ $1.03                   30,000                6,940
            -------------------------- --------------- --------------------
                                       Total dilution            1,268,332
             -------------------------- --------------- --------------------
            (Average Price $1.34)
            -------------------------- --------------- --------------------



           Calculation of Dilution for the Quarter ended September 30, 2006
           ----------------------------------------------------------------

                                      No. of shares   Incremental shares
                                                      Outstanding
            ------------------------- --------------- --------------------

            Warrants @ $0.52                 104,111               56,202
            Warrants @ $0.68                 300,000              119,469
            Warrants @ $1.00               1,040,866              119,746

            Options  @ $0.17                 900,000              764,602
            Options  @$1.03                   30,000                2,655
            ------------------------- --------------- --------------------
                                      Total dilution            1,062,674
            ------------------------ --------------- --------------------
            (Average Price $1.13)
            ------------------------- --------------- --------------------



           Calculation of Weighted Average Shares for Nine Months ended September 30, 2005

            Issues          Shares O/S     Dates                     Days   Average
            --------------- -------------- ------------------------ ------- ---------------
                            30,650,386     01/01/05 - 01/18/05          17       1,908,632
            --------------- -------------- ------------------------ ------- ---------------
                 50,000     30,700,386     01/18/05 - 08/03/05         197      22,153,758
            --------------- -------------- ------------------------ ------- ---------------
              7,200,000     37,900,386     08/03/05 - 08/30/05          27       3,748,390
            --------------- -------------- ------------------------ ------- ---------------
               399,000      38,299,386     08/30/05 - 09/14/05          15       2,104,362
            --------------- -------------- ------------------------ ------- ---------------
                 22,812     38,322,198     09/14/05 - 09/30/05          17       2,386,364
            --------------- -------------- ------------------------ ------- ---------------
                                           Total shares                         32,301,506
            --------------- -------------- ------------------------ ------- ---------------



            Calculation of Weighted Average Shares for Three Months ended September 30, 2005

            --------------- -------------- ------------------------ -------- ---------------
            Issues          Shares O/S     Dates                     Days    Average
            --------------- -------------- ------------------------ -------- ---------------
                            30,700,386     07/01/05 - 08/03/05           33      11,012,095
            --------------- -------------- ------------------------ -------- ---------------
             7,200,000      37,900,386     08/03/05 - 08/30/05           27      11,122,939
            --------------- -------------- ------------------------ -------- ---------------
               399,000      38,299,386     08/30/05 - 09/14/05           15       6,244,465
            --------------- -------------- ------------------------ -------- ---------------
                22,812      38,322,198     09/14/05 - 09/30/05           17       7,081,276
            --------------- -------------- ------------------------ -------- ---------------
                                           Total shares                          35,460,775
            --------------- -------------- ------------------------ -------- ---------------



            Calculation of Dilution for Nine Months ended September 30,2005
            ---------------------------------------------------------------
                                       No. of shares   Incremental shares
                                                       Outstanding
            -------------------------- --------------- --------------------

            Warrants @ $0.34                  219,000              152,518
            Warrants @ $0.52                  135,842               72,773
            Warrants @ $0.68                  540,000              212,143
            Warrants @ $1.00                1,137,020              121,824
            Options  @ $0.17                  900,000              763,393
            Options  @ $0.20                  100,000               82,143
            -------------------------- --------------- --------------------
                                       Total dilution            1,404,793
            -------------------------- --------------- --------------------
            (Average Price $1.12)



            Calculation of Dilution for the Quarter ended September 30, 2005
            ----------------------------------------------------------------
                                       No. of shares   Incremental shares
                                                       Outstanding
            -------------------------- --------------- ---------------------

            Warrants @ $0.34                  219,000               169,689
            Warrants @ $0.52                  135,842                89,062
            Warrants @ $0.68                  540,000               296,821
            Warrants @ $1.00                1,137,020               384,027
            Warrants @ $1.36                8,877,020               881,823
            Options  @ $0.17                  900,000               798,675
            Options  @ $0.20                  100,000                86,755
            -------------------------- --------------- ---------------------
                                       Total dilution             2,706,852
            -------------------------- --------------- ---------------------
            (Average Price $1.51)







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

The company's amortizable intangibles consisted of customer lists and vendor agreements. Amortization expense on these totaled $162,376 and $162,376 for the years ended December 31,2004 and 2005, respectively. Amortization expense related to customer lists and vendor agreements will be fully expensed at $162,376 during 2006. Amortization for the first nine months of 2006 was $121,782.


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


Stock-Based Compensation
During 2006, there were options granted for 30,000 shares of common stock. The options are immediately exercisable at $1.03 per share and expire in five years. There was no vesting of prior year option grants.

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

Selected information by business segment is presented in the following tables for the nine months ended September 30, 2006 and September 30, 2005.


                                             Three Months         Three Months           Nine Months          Nine Months
                                                Ended                 Ended                 ended                Ended
                                            September 30,         September 30,         September 30,        September 30,
                                                 2006                 2005                  2006                  2005
                                             ($ millions)         ($ millions)          ($ millions)          ($ millions)
----------------------------------------------------------------------------------------------------------------------------
Segment sales:
   Aircraft maintenance                          6.527                 4.010                20.050               13.623
   Aircraft trading                                                    8.680                 3.223               12.675
   Part sales                                    2.538                 3.282                 8.765                7.689
   Other                                          .162                  .180                 2.169                1.803

Sub Total                                        9.227                16.152                34.207               35.790

Elimination of intersegment sales               -1.323                 -.690                -4.596               -2.846

Total consolidated sales                         7.904                15.462                29.611               32.944


Operating income:
   Aircraft maintenance                          1.505                  .443                 4.934                1.184
   Aircraft trading                                                    1.818                                      3.078
   Part sales                                     .555                  .939                 2.067                2.107
   Other                                          .088                  .042                 1.551                1.569

   Sub total                                     2.148                 3.242                 8.552                7.938

   Selling, general, administrative             -1.997                -2.285                -5.810               -5.652
expense
   Other, net                                    -.107                 -.002                 -.274                 .009
   Share of Jetglobal  net income                 .315                                       1.238
(a/c trading)

Consolidated earnings before taxes                .359                  .955                 3.706                2.295

Interest income by segment
   Aircraft maintenance                                                                       .028                 .047
   Aircraft trading                               .004                                        .011
   Part sales                                                                                                      .154
   Corporate                                      .008                  .055                  .028                 .058

Total interest income by segment                  .012                  .055                  .067                 .259

Interest expense by segment
   Aircraft maintenance                           .029                  .003                  .039                 .153
   Aircraft trading                               .083                                        .083
   Part sales                                        .                                        .001                 .154
   Corporate                                      .108                  .051                  .329                 .051

Total interest expense by segment                 .220                  .054                  .452                 .358




Cost of sales for Global for the nine-month period ending September 30, 2006 includes the cost of an engine in the amount of $686,710. This engine had to be purchased to replace one damaged during shipping. The company has initiated a suit to recover this amount from the freight company involved and has made a claim against our insurance. At September 30, 2006 results were still pending regarding our claim.


                                            Three Months          Three Months          Nine Months           Nine Months
                                                Ended                 Ended                Ended                 Ended
                                            September 30,         September 30,        September 30,         September 30,
                                                2006                  2005                 2006                  2005
                                                 ($)                   ($)                  ($)                   ($)
--------------------------------------------------------------------------------------------------------------------------
Depreciation and amortization by
segment:
   Aircraft maintenance                         113,884               170,261              302,840               254,548
   Aircraft trading
   Part sales

Corporate                                        77,920               149,188              241,808               223,245
Total                                           191,804               319,449              544,648               477,793

Net asset values:
   Aircraft maintenance                       8,283,248             6,612,884            8,283,248             6,612,884
   Aircraft trading                           1,619,938               128,400            1,619,938               128,400
   Part sales                                 7,088,958             7,829,971            7,088,958             7,829,971

   Corporate                                 12,517,295             9,951,552           12,517,295             9,951,552
Total                                        29,509,439            24,522,807           29,509,439            24,522,807

Capital expenditures:
   Aircraft maintenance                         288,687               139,188              364,898               176,976
   Aircraft trading
   Part sales

Corporate                                        18,445                14,477               43,501                44,770
Total                                           307,132               153,665              408,399               221,746

  All of the Company's facilities and assets are located in the United States. The Company sells and ships to several foreign countries. All foreign revenues are recorded and collected in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:

                              Nine Months            Nine Months
                                 Ended                  Ended
                           September 30, 2006     September 30, 2005
                                  ($)                    ($)
    ----------------------------------------------------------------

    Angola                             40,380                 35,166
    Australia                                                  1,700
    Brazil                                                     5,100
    Canada                                                       688
    Columbia                                                  24,904
    Germany                             1,220                 28,025
    Indonesia                                                    835
    Ireland                                                  210,241
    Israel                                 25
    Italy                                 955                 55,830
    Jordan                          2,032,460              1,532,471
    Korea                             154,010
    Lebanon                           114,287                221,618
    Malawi                            111,000                149,795
    Mexico                          4,070,869                267,645
    Nigeria                                                  279,656
    Pakistan                           68,000                459,612
    Philippines                       230,916
    South Africa                                              17,354
    Spain                               1,100                  2,200
    UAE                               111,848              8,623,100
    United Kingdom                     98,383                    500
    ----------------------------------------------------------------
    TOTALS                          7,035,453             11,916,440


4. EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, the Company together with BCI Aircraft Leasing, ("BCI"), formed a joint venture, Jetglobal, LLC, a Delaware limited liability company. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of Jetglobal while the Company will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. The Company invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. Pursuant to the terms of Jetglobal's Operating Agreement, although the Company has a 30% membership and profit interest, it is only responsible for 25% of the costs and expenses associated with Jetglobal including any business transactions.
As of September 30, 2006, estimated Equity in net assets and advances to affiliates consisted of the following:


             Initial investment in Jetglobal             $1,125,000
             Payment of 25% share of purchase of          4,627,404
             aircraft
             Expenses paid on behalf of Jetglobal           510,053
             Share of 2005 net income                     1,111,096
             Payment of earnings share to Global           -300,000
             Share of 1st Qtr 2006 expense                  -45,872
             Share of 2nd Qtr 2006 income                   968,993
             Share of 3rd Qtr 2006 income, estimated        315,000
                Balance at September 30, 2006            $8,311,674

Net sales, gross profit and net income within Jetglobal were $7,599,000, $4,154,000 and $3,703,000 for the year ended December 31, 2005. At December 31, 2005, the balance sheet of Jetglobal had assets of $21,715,000 and no liabilities. Estimated net sales, estimated gross profit and estimated net income within Jetglobal were $9,066,442, $4,936,828 and $3,292,072 for the nine months ended September 30, 2006. Jetglobal's estimated liability on September 30, 2006 is $1,927,614.


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

On August 8, 2006, 125,124 shares of common stock were issued under the non-cash provisions of warrants @ $0.68 per share. The non-cash calculation eliminated all of the availability of 240,000 shares under the warrants.

On August 28, 2006, 270,000 shares of common stock were issued pursuant to the vesting of shares granted under employment contracts entered into in 2004. The price of the shares at measurement date was $0.60 pre share. The appropriate expense has been entered into the Company's financial statements, on a monthly basis, during the two year vesting period.

Under the terms of a new employment contract, which began July 1, 2006, 20,000 shares of common stock were issued to an employee on August 28, 2006 The agreement calls for 20,000 shares to be earned during the second year and issued July 1, 2007 and 20,000 shares to be earned during the third year and issued July 1, 2008. The price of the stock at measurement date was $1.20 per share. Expenses for the stock will be entered into the financial statements on a monthly basis during the three-year term of the agreement.

On September 1, 2006, 20,000 shares of stock were issued to two directors, 10,000 shares each, under the terms of the director compensation plan approved by the shareholders in the annual meeting held May of 2006. The price of these shares at measurement date was $1.35 per share. Appropriate expenses have been recorded in the Company's financial statements for the third quarter of 2006


                               Share value  Vesting Date
                                        on
                               Measurement
                                      Date
                                       ($)
        --------------------- ------------- ------------- -------------

               Common Shares                                39,525,307
                  Issued and
                 Outstanding
        --------------------- ------------- ------------- -------------

                 Unconverted
            Warrants Issued:
        --------------------- ------------- ------------- -------------

                     @ $0.68           .50                     300,000
        --------------------- ------------- ------------- -------------

                     @ $1.36           .50                   7,740,000
        --------------------- ------------- ------------- -------------
                     @ $0.52           .65                     104,111
        --------------------- ------------- ------------- -------------
                     @ $1.00           .65                   1,040,866
        --------------------- ------------- ------------- -------------
                     @ $1.36           .65                   1,137,020
        --------------------- ------------- ------------- -------------

                    Subtotal                                10,321,997
        --------------------- ------------- ------------- -------------

             Options Issued:
        --------------------- ------------- ------------- -------------
                     @ $0.17           .23                     900,000
        --------------------- ------------- ------------- -------------
                     @ $1.03          1.03                      30,000
        --------------------- ------------- ------------- -------------

                    Subtotal                                   930,000
        --------------------- ------------- ------------- -------------

             Awards of stock
               pending under
                  employment
                   contracts
        --------------------- ------------- ------------- -------------

                                      1.30    05/31/2007        75,000
        --------------------- ------------- ------------- -------------
                                      1.30    05/31/2008       100,000
        --------------------- ------------- ------------- -------------
                                      1.20      07/01/08        20,000
        --------------------- ------------- ------------- -------------
                                      1.30    05/31/2009       125,000
        --------------------- ------------- ------------- -------------
                                      1.20      07/01/09        20,000
        --------------------- ------------- ------------- -------------

                    Subtotal                                   340,000
        --------------------- ------------- ------------- -------------

                       Total                                51,117,304


Stock-based Compensation Disclosure

Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. Those options issued to employees that were not immediately exercised remained outstanding at September 30, 2006 and are summarized below:


                                                 Weighted Average
                                                 Exercise Price
------------------------- ---------------------- ----------------------- ----------------------

Options outstanding at       900,000                $0.17                   Exercisable on grant
beginning of year                                                           date

Granted during quarters        None
1 & 2

Granted during quarter 3      30,000                $1.03                   Exercisable on grant
                                                                            date

Exercised during               None
quarters 1 & 2 & 3

Forfeited during               None
quarters 1 & 2 & 3

Outstanding at 9/30/2006     930,000                $0.1977                 Exercisable on grant
                                                                            date

Options exercisable at       930,000                $0.1977
quarter end, September
30, 2006




A summary of the Company's stock option plans as of September 30, 2006 and changes during the year is presented below:


                                                 Weighted Average
                                                 Exercise Price
------------------------- ---------------------- ----------------------- ----------------------

Options outstanding at       900,000                $0.17                   Exercisable on grant
beginning of year                                                           date

Granted during quarters        None
1 & 2 & 3

Granted during quarter 3      30,000                $1.03                   Exercisable on grant
                                                                            date

Exercised during               None
quarter 1 & 2 & 3

Forfeited during               None
quarters 1 & 2 & 3

Outstanding at 9/30/2006     930,000                $0.1977                 Exercisable on grant
                                                                            date

Options exercisable at       930,000                $0.1977
quarter end, September
30, 2006

Weighted average fair          30,000               $1.03
value of options
granted during the year
------------------------- ---------------------- ----------------------- ----------------------


The aggregate remaining contractual lives in years for the 900,000 and 30,000 options outstanding and exercisable on September 30, 2006 was 2.52 and 4.90, respectively. Aggregate intrinsic value represents total pretax intrinsic value (the difference between Global's closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders executed their options on September 30, 2006. This amount changes based on the fair market value of Global's stock. The total intrinsic value of options outstanding as of September 30, 2006 was $756,000. The total intrinsic value of options exercisable on September 30, 2006 was $756,000. There were no options exercised during the quarter ended September 30, 2006. The Company issues new shares of common stock upon the exercise of stock options.

At September 30, 2006, 260,000 shares were available for future grants under the Company's 2002 Compensatory Stock Option Plan and 1,150,000 shares were available for future grants under the Company's 2003 Employee Stock Option Plan. At September 30, 2006, the Company had approximately $426,083 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.39 years.


6. TRADE ACCOUNTS RECEIVABLE

As of September 30, 2006, trade accounts receivable consisted of the following:

                                                September 30,      December 31,
                                                    2006               2005
                                                -------------      -------------
                                                 Unaudited          Audited

Contracts in progress                            $ 1,344,880        $   769,322
Completed contracts                                6,583,038          4,516,323
                                                 -----------        -----------
                                                 $ 7,927,918        $ 5,285,645

Less: allowance for doubtful accounts                (74,891)          (292,507)
                                                 -----------        -----------

                                                 $ 7,853,027        $ 4,993,138
                                                 ===========        ===========

7. CONTRACTS IN PROGRESS

At September 30, 2006 costs and estimated earnings in excess of billings on uncompleted contracts and billings in excess of costs and estimated earnings on uncompleted contracts consisted of the following:


                                                  September 30,     December 31,
                                                      2006               2005
                                                  -------------     ------------
                                                    Unaudited          Audited

Costs incurred on uncompleted                     $ 1,885,260       $ 1,072,582
contracts

Profit earned to date                               2,320,099         1,156,235
                                                  -----------       -----------
                                                    4,205,359       $ 2,228,817

   Less: Billings/(costs) to date                  (3,900,000)       (2,252,275)
                                                  -----------       -----------

                                                  $   305,359       $   (23,458)
                                                  ===========       ===========


Included in the accompanying balance sheet at September 30, 2006 and December 31, 2005 under the following caption:

     Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts, respectively.


                                                 September 30,      December 31,
                                                     2006                2005
                                                 -------------      ------------
                                                   Unaudited            Audited


Billings in excess from                            $  305,359        $  (23,458)
above

Time and material, unbilled                           998,275                 0
                                                   ----------        ----------

 Net                                               $1,303,634        $  (23,458)
                                                   ==========        ==========


8. NOTES RECEIVABLE

On September 1, 2003 Global was tendered a $100,000 note receivable. The note bears interest at 5%. The due date of the note was extended to December 20, 2006. At September 30, 2006, the note, plus interest, was outstanding in the amount of $115,412.

During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to the Company by Avolar Aero Lineas SA de CV. The due date of the note was extended to December 20, 2006. The note bears interest at 6.5% per annum. At September 30, 2006, the balance due plus interest was $334,272.


On March 7, 2006, Global accepted a note from Aloha Airlines, Inc. in the amount of $425,000, payable at $48,622.21 per month commencing April 2, 2006. The note bears interest at 7.06% per annum. The final payment is due December 2, 2006. Payments on this note are current and the principal due on this note was $144,167 on September 30, 2006.

9.  INVENTORY

Inventories consisted of the following:

                                             September 30,        December 31,
                                                 2006                 2005
                                             -------------        ------------
                                               Unaudited            Audited

Maintenance Hardware                           $1,076,963          $1,372,640
Parts for Resale                                6,648,869           6,944,795
Aircraft & Engines                                267,771             450,000
                                               ----------          ----------

                                               $7,993,603          $8,767,435
                                               ==========          ==========


10. PROPERTY AND EQUIPMENT

                                             September 30,     December 31,
                                                   2006            2005
                                             -------------     ------------
                                                Unaudited        Audited

Land and improvements                         $   25,094        $   25,094
Buildings and improvements                       201,080           190,479
Vehicles                                          71,728            79,028
Computers and Software                           315,790           306,164
Other office equipment                           131,149            59,568
Machinery and equipment                        2,306,709         2,023,994
                                              ----------        ----------
     Sub Total                                $3,051,550        $2,684,327

Less accumulated depreciation                  1,438,218         1,042,186
                                              ----------        ----------

Property and equipment, Net                   $1,613,332        $1,642,141
                                              ==========        ==========

During the 2005, depreciation expense was $489,818. Depreciation expense was $422,866 during the first nine months of 2006.

Property, plant and equipment include gross assets acquired under capital leases of $4,999 and $292,096 at December 31, 2005 and September 30, 2006,
respectively. Related amortization, which is included in accumulated depreciation, was $500 and $9,105 at December 31, 2005 and September 30, 2006, respectively. Capital leases are included as a component of Machinery and equipment ($235,670) and Other office equipment ($56,426). Amortization of assets under capital leases is included in depreciation expense.


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

While there is no required monthly repayment obligation of the Line of Credit, the Line of Credit is based upon and limited by a borrowing base equal to the sum of 80% of the outstanding amount of all Eligible Accounts as defined in the Loan Agreement and 50% of the net book value of all Eligible Inventory as defined in the Loan Agreement. While there is no required monthly repayment obligation of the Guidance Credit, the Borrowers are required to repay, from time to time, (i) an amount equal to any amount by which the outstanding principal balance of the Guidance Credit exceeds $7 million, (ii) all amounts received by Borrowers under any aircraft purchase agreement, other than an initial down payment to the extent it does not exceed twenty-five percent (25%) of the purchase price, and (iii) any portion of an advance or readvance not paid within ninety (90) days of the advance or readvance. Borrowers are also responsible to immediately repay to the bank the amount of an advance upon any breach of the aircraft purchase agreement. If any Letter of Credit Facility is drawn upon, all principal and accrued and unpaid interest shall be due and payable upon demand.

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

The balance due of the Line of Credit at September 30, 2006 was $4,857,249. The Line of Credit also secures a Letter of Credit for $128,000, which was issued to TAA as part of the lease agreement for the HAT facility. The total available credit facility is $12,000,000 at December 31, 2005 subject to the borrowing base and the Guidance Credit Line provisions that $7,000,000 be used for aircraft purchases only.

At September 30, 2006, the Company is in compliance with the quick ratio (defined as cash, liquid cash equivalents and accounts receivable, divided by current liabilities) as per the new agreement. The ratio is to be at least .60 to 1. At September 30, 2006 the ratio for the Company was .736 to 1.

On July 6, 2006, Comvest Capital, LLC, as "Lender", and Global Aircraft Solutions, as "Borrower", entered into a subordinated loan agreement. Under the loan agreement, the Company was originally indebted to the Lender in the principal amount of $2,800,000. The principal amount of the agreement was originally all due and payable October 6, 2006, with interest payments due monthly on the last day of each month in the amount of 15% of the outstanding balance. These funds were borrowed for potential investment purposes, but as the investment did not materialize, the company has repaid $2,700,000 of the loan amount and has made an agreement to repay the balance of $96,750 during November of 2006. The interest rate during the extended period will be 20%. All interest payments are current.

To facilitate this loan agreement, on July 6, 2006, the Company and its wholly owned subsidiaries Hamilton and World Jet entered into a Subordination and Intercreditor Agreement with M&I Marshall & Ilsley Bank (Lender) and Comvest Capital, LLC, (Creditor).

12. RELATED PARTY TRANSACTIONS

BCI Aircraft Leasing, Inc., Global's partner in Jetglobal, see Note 4, accounted for 28% of the Company's revenue during the first nine months of 2006. The account receivable balance due from BCI at September 30, 2006 was $2,516,523. Jetglobal accounted for 7.5% of the Company's revenue during the first nine months of 2006, ended September 30, 2006. The account receivable balance due form Jetglobal at September 30, 2006 was $208,371.

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

Global's aircraft trading represents a significant niche in our business. Successful efforts in this area will go a long way to building our company. During 2005, aircraft trading accounted for 19% of the Company's revenue. The considerable impact that can be made through growth of aircraft trading is evident when you consider that fewer than 10 transactions took place in our aircraft trading segment, (which excludes any Jetglobal activity), during the year ended December 31, 2005. During the nine months of 2006 aircraft trading accounted for 12% of Company revenues. Obviously, there is opportunity for a positive synergistic increase in MRO revenue and part sales revenue related to those aircraft traded with both new and continuing customers. In addition to the in-house aircraft trading, activities during the first nine months of 2006 for Jetglobal resulted in an estimated $9,066,442 in sales, which are accounted for by the Company using the equity method. Global's estimated share of Jetglobal net income was $1,238,121.

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

JetGlobal has filed a claim of approximately $51 million against Delta in bankruptcy court. This claim consists of a computation of the dollar amount of the lease return provisions that JetGlobal claims were not met by Delta on thirty one 737-200 aircraft purchased out of the Delta fleet by JetGlobal. It should be noted possible nonperformance of the lease return provisions by Delta had already been considered by Management prior to its investment in JetGlobal, and consequently return provision shortfalls by Delta do not negatively affect any previously provided statements or analysis of the Company's investment in JetGlobal. By the same token, our shareholders are advised that while the terms of the operating agreement between the Company and JetGlobal specify that the Company is entitled to 30% of the proceeds of the claim made in Delta's bankruptcy, until such time as Delta successfully exits bankruptcy it is unknown what percentage of the claim, if any, will be paid out to JetGlobal.

During the third quarter the Company appointed Phil Watkins Chief Operating Officer and Tina Longo as Vice President of Outside Sales and Purchasing of World Jet. Prior to accepting these new positions, both these highly experienced individuals held key positions at Hamilton Aerospace. These changes were made as part of an effort to increase both the top and bottom line financial results of World Jet and to more closely integrate World Jet's processes and procedures with those of Hamilton Aerospace. As part of this effort, the Company has also consolidated the World Jet inventory into the warehouse adjacent to the Hamilton facility and has moved World Jet's sales and administration into the administrative offices at Hamilton Aerospace. This consolidation of the administrative offices and warehouses has reduced the Company's rent expenses by approximately $14,000 per month.

The reorganization of World Jet resulted in a decrease in revenue for World Jet in the third quarter, but has already resulted in an increase in gross profit margins from 24% in the second quarter to 30% in the third quarter. Management believes that the restructuring and consolidation steps taken with regard to World Jet will result in improved top and bottom line contributions by World Jet to our consolidated statements in 2007 and beyond.


RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of September 30, 2006, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004. Our in-house aircraft trading transactions were conducted by the parent company Global Aircraft Solutions, Inc. Jetglobal, LLC, also conducts aircraft trading which benefits the Company in the amount of 30% of the profits earned. (see Note 4 in the notes to the financial statements included in this filing.)


OPERATING SEGMENTS

See Note 3 to the Condensed Consolidated Financial Statements for certain segment and geographic financial data relating to our business. The Company has divided its operations into the following reportable segments: Aircraft maintenance, repair, and overhaul; aircraft trading (i.e. aircraft brokerage and /or the purchase for resale or lease of aircraft and /or aircraft engines; and part sales. All aircraft maintenance, repair and overhaul is performed at HAT. Beginning January 1, 2005, most aircraft trading has been done through Global. Prior to that date all aircraft trading transactions were handled through HAT. Subsequent to its acquisition in January 2004, substantially all part sales were done by the Company's wholly owned subsidiary, World Jet.

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

Net sales for the three months ended September 30, 2006 decreased $7.5 million, or 49%, to $7.9 million from $15.5 million for the three months ended September 30, 2005. The decreases were due to the absence of aircraft sales by Global coupled with a decrease in maintenance revenues. Net sales for the nine months ended September 30, 2006 decreased $3.3 million, or 10%, to $29.6 million from $32.9 million for the nine months ended September 30, 2005.

Cost of sales consists of costs of inventory sold for World Jet, time and materials for HAT and aircraft purchase price for Global aircraft trading. Cost of sales for the three months ended September 30, 2006 decreased $6.4 million, or 52.7%, to $5.8 million from $12.2 million for the three months ended September 30, 2005. Cost of sales for the nine months ended September 30, 2006 decreased $3.7 million, or 15.2%, to $21.1 million from $24.8 million in the prior year period ended September 30, 2005. Cost of sales for the three and nine months ended September 30, 2006 decreased compared to the prior year as a result of a decrease in net sales. The primary reason for the variance in sales between nine months ended September 30, 2005 and September 30, 2006 is the aircraft trading is transacted through Jet Global in 2006 as opposed to Global Aircraft Trading in 2005. Due to GAAP regulations we do not consolidate the sales earned through Jet Global. Jet Global's estimated net sales for the nine months ended September 30, 2006 was $9,066,422. Also the maintenance contracts deferred from third quarter of 2006 to fourth quarter of 2006 represents over $2.9 million in revenue and over $435,000 in profit for Hamilton Aerospace and World Jet. Also, the Company incurred a one-time extraordinary interst expense of approximately $250,000 against a deposit made on a potential investment that, as of yet, has not materialized. Cost of sales for Global for the nine-month period ending September 30, 2006 includes the cost of an engine, purchased during the second quarter, for the amount of $686,710. This engine had to be purchased to replace one damaged during shipping. The company has initiated a suit to recover this amount from the freight company involved. If the claim is accepted for the full amount, the profit before tax would have been over $2.0 million. At September 30, 2006, this matter remained unsettled.

Gross profit for the three months ended September 30, 2006 of $2.1 million was less than the same period in the prior year by $1.1M. The sales from Jetglobal are not reflected in the Net Sales of Global Aircraft Solutions, as Global is 30% beneficiary of the venture. The income from Jetglobal is shown as " Equity in income of unconsolidated affiliates". For the quarter ended September 30, 2006 the "Equity in income of unconsolidated affiliates" from Jetglobal is estimated at $315,000. Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory.

While the Company aggressively seizes revenue-producing opportunities such as aircraft sales, management gauges results by looking at what historically has been the core revenue producing activity, the sale of labor hours. In the first nine months of 2005, revenue produced from labor was $10,647,579 as compared with $12,585,379 the first nine months of 2006. This represents an increase of 18%. The comparative costs for all direct labor, including work performed by outside contractors, was $6,640,428 in the first nine months of 2005 compared with $6,973,453 for the same period in 2006. All direct labor costs were 41% of total sales in first nine months of 2005 compared with 33% in the first nine months of 2006. The relationship between direct labor costs and direct labor revenues improved 8% from 2005 to 2006. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. Also, a substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. Management is confident that adjustments to increased volume will be made and profitability will benefit over time.

 Selling, general and administrative expenses for the three months ended September 30, 2006 increased as percentage of sales to 27.2% from 14.8% in three months ended September 30, 2005 due to net decrease in sales. Selling, general and administrative expenses for the nine months ended September 30, 2006 decreased as percentage to sales to 29.6% from 32.9% in nine months ended September 30, 2005.

Interest expense for the Company, during the first nine months of 2006, was $451,916.

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of similar high gross profit potential and our continued vigilance at holding down costs will be sustainable for the remainder of 2006. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well. Global has experienced some success in branching out into the aircraft trading arena and Management believes this segment will experience increasing growth and profits during the last quarter of 2006 and into the future.

The following tables depict our pre-tax operating profit for the third quarter of 2006 and for the third quarter of 2005 on a stand-alone basis and a consolidated for Global, HAT and World Jet:


3rd Quarter 2006

                                       Global              HAT             World Jet          Intercompany        Consolidated
                                     Stand-Alone       Stand-Alone        Stand-Alone         Eliminations
                                     -----------       -----------        -----------         ------------        ------------

Revenues                                                7,082,547          2,144,703          1,322,895            7,904,355
  Less:  Cost of sales                                  5,579,322          1,499,815          1,322,895            5,756,242
  Less:  Expenses                       853,222           734,646           408,831                                1,996,669
Pre-tax Operating Profit (Loss)        (853,222)          768,579           236,057                                  151,414


3rd Quarter 2005
                                       Global            HAT              World Jet           Intercompany        Consolidated
                                     Stand-Alone     Stand-Alone          Stand-Alone         Eliminations
                                     -----------     -----------          -----------         ------------        ------------

Revenues                              8,680,000        4,226,592          3,245,789             690,235           15,462,146
  Less:  Cost of sales                6,861,538        3,736,561          2,312,666             690,235           12,220,530
  Less:  Expenses                     1,061,040          871,853            351,639                                2,284,532
Pre-tax Operating Profit (Loss)         757,422         (381,822)           581,484                                  957,084


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

The Borrowers paid total fees and expenses of approximately $37,500.00 in connection with the modification to the Line of Credit and addition of the Guidance Credit and Letter of Credit Facility. The Borrowers will owe a loan fee to the bank equal to 1% of the amount of any requested advance under the Guidance Credit with a cap of $52,500.00 in cumulative fees. The Borrowers will owe the bank a fee for the issuance of any Letter of Credit in the amount of 2% of the amount of the letter of credit. The balance due of the Line of Credit at September 30, 2006 was $4,857,249. The Line of Credit also secures a Letter of Credit for $128,000 which was issued to TAA as part of the lease agreement for the HAT facility.

On July 6, 2006, Comvest Capital, LLC, as "Lender", and Global Aircraft Solutions, as "Borrower", entered into a subordinated loan agreement. Under the loan agreement, the Company was originally indebted to the Lender in the principal amount of $2,800,000. The principal amount of the agreement was originally all due and payable October 6, 2006, with interest payments due monthly on the last day of each month in the amount of 15% of the outstanding balance. These funds were borrowed for potential investment purposes, but as the investment did not yet materialize, the company has repaid $2,700,000 of the loan amount and has made an agreement to repay the balance of $96,750 during November of 2006. The interest rate during the extended period will be 20%. All interest payments are current.

To facilitate this loan agreement, on July 6, 2006, the Company and its wholly owned subsidiaries Hamilton and World Jet entered into a Subordination and Intercreditor Agreement with M&I Marshall & Ilsley Bank (Lender) and Comvest Capital, LLC, (Creditor).

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

Significant changes in the Company's Balance Sheet for the quarter ended September 30, 2006 were as follows:

     Total assets increased from $28,503,780 at June 30, 2006 to $29,509,439 at September 30, 2006. Significant changes for the period were:

          Cash on hand increased $966,591.

          Accounts receivable decreased $791,193.

          Notes receivable decreased $433,046 during the third quarter of 2006

          Costs and expenses on uncompleted contracts in excess of billings increased $1,303,634.

          Equity in net assets of or advances to affiliates increased $465,585.

          The Company's third quarter Balance Sheet reflects the consolidation of all inventory under a single line item entitled, "Inventory - net of allowance for slow-moving and obsolete inventory".

     During the third quarter of 2006, total liabilities increased from $12,000,050 at June 30, 2006 to $12,501,286 at September 30, 2006,
     primarily due to:


          Accounts payable increased over the June 30, 2006 balance by $876,602.

          Billings in excess of costs and expenses on uncompleted contracts decreased $906,625.

          Accrued liabilities increased $377,213 reflecting the increased outstanding accrued payroll due to the scheduled timing of check issuance.

          Income taxes payable increased $126,384.

Cash

As of September 30, 2006 we had $1,143,010 in cash on hand and approximately $7,853,027 in collectible receivables plus $1,303,634 in earned, but unbilled receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.


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


PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On or about September 13, 2006, the Tarus Woodall action was dismissed by the State of Arizona upon a finding that the claim of former employee Tarus Woodall against HAT for discriminatory discharge was unfounded.


ITEM 5. OTHER ITEMS

None


ITEM 6. EXHIBITS


(a)      Exhibits

31.1       Certification of Principal Executive Officer, Mr. Ian Herman

31.2       Certification of Principal Operating Officer, Mr. John B. Sawyer

31.3       Certification of Principal Financial Officer, Mr. Govindarajan Sankar

31.4       Certification of Principal Accounting Officer, Ms. Patricia Graham

32.1       Certification of Mr. Ian M. Herman, Chief Executive Officer


                                   SIGNATURES

In accordance with the requirements of the Exchange act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized individual.


Date: November 14, 2006

                                          GLOBAL AIRCRAFT SOLUTIONS, INC.


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


Date: November 14, 2006

                                          GLOBAL AIRCRAFT SOLUTIONS, INC.


                                          By:  /s/  Govindarajan Sankar
                                               ---------------------------------
                                               Govindarajan Sankar,
                                               Chief Financial Officer