Form 10-K
period 2006-12-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2007-04-23
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For year ended December 31, 2006   Commission File No. 0-28575

GLOBAL AIRCRAFT SOLUTIONS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	84-1108499
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

6901 South Park Avenue
Tucson, Arizona 85706	(520) 294-3481
(Address of Principal Executive Offices)	(Issuer's Telephone No.)

Securities registered pursuant to
Section 12(b) of the Act:	NONE

Securities registered pursuant to
Section 12(g) of the Act:

Title of Each Class	Name of Exchange on Which Reported
Common stock, $.001 par value	Over The Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in rule 405 of the securities Act.
[   ] Yes [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15 (d) of the Act.
[   ] Yes [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [ X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
[   ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

Number of shares of common Stock outstanding as of March 23, 2007 was 39,636,301. The aggregate market value of Global stock held by non-affiliates Global as of June 30, 2006, the last day of business of our most recently completed second fiscal quarter was $21,994,126, which is based upon a closing share price of $1.25 per share as reported on the OTCBB.

Table of Contents

Part I

Item 1	Business	3
Item 1A	Rick Factors	12
Item 1B	Unresolved Staff Comments	15
Item 2	Properties	15
Item 3	Legal Proceedings	16
Item 4	Submission of Matters to a Vote of Security	17
	Holders Executive Officers of the Company

Part II
Item 5	Market for Registrant’s Common Equity,	17
	Related Stockholder Matters and Issuer
	Purchases of Equity Securities
Item 6	Selected Financial Data	20
Item 7	Management’s Discussion and Analysis of	21
	Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	30
Item 8	Financial Statements and Supplementary Data	30
Item 9	Changes in and Disagreements with Accountants	31
	On Accounting and Financial Disclosure
Item 9A	Controls and Procedures	31
Item 9B	Other Information	31

Part III
Item 10	Directors, Executive Officers and Corporate Governance	32
Item 11	Executive Compensation	40
Item 12	Security Ownership of Certain Beneficial Owners	45
	And Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions,	47
	And Director Independence
Item 14	Principal Accountant Fees and Services	47

Part IV
Item 15	Exhibits and Financial Statement Schedules	48
Item 20	Signatures	50

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Aircraft Solutions, Inc. (“Global”) and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc. (“HAT”) and World Jet Corporation (“World Jet”) that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to Global, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of Global, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: relating to our results of operations, competitive factors, shifts in market demand, and other risks and uncertainties (including those described under “Risk Factors” below and elsewhere in this report), that may affect our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could differ materially from those anticipated. We are not obligated, nor do we undertake the obligation, to revise these forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1.    BUSINESS.

Global is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin Board under symbol GACF. Global was formed as a holding company to establish, maintain and administer the equity and debt funding of any acquired subsidiaries as well as maintain such capitalization of any subsidiaries. At the beginning of 2005, it was decided that in addition to its role as holding company, Global would become active in aircraft trading, replacing HAT in that arena. The only revenue that has been reported prior to this time by Global was revenue derived from a contract with Mesa Airlines, beginning in the third quarter of 2003 and ending in December of 2004. That revenue represented the first revenue produced by the parent Company (Global) since consolidation with HAT. This work was performed by HAT, but revenue and expenses were booked to Global because the customer wanted to contract directly with HAT’s parent (Global) rather than with the wholly owned subsidiary (HAT).

HAT was organized on April 5, 2002 and World Jet was organized on April 22, 1997. On May 2, 2002, Global acquired newly formed HAT, a Delaware corporation, in a stock-for-stock exchange. HAT was formed on April 5, 2002, and began operations on April 15, 2002. HAT was created as a provider of aircraft maintenance, repair and overhaul (“MRO”) services to owners and operators of Transport Category commercial jet aircraft. Its customers are all aircraft operators or owners, including passenger and cargo air carriers, and aircraft leasing companies. On July 15, 2004, (effective as of January 1, 2004), Global acquired World Jet, a privately owned Nevada corporation, located at 6900 S. Park Ave., Tucson, AZ 85706, pursuant to a stock purchase agreement whereby Global acquired 100% of the stock of World Jet for a total purchase price of $2,050,000.00 payable as follows: 1) $1,250,000.00 in cash, 2) $300,000.00 promissory note, and 3) 1,000,000 shares of Global stock at a price of $0.50 per share as well as assuming all liabilities of World Jet including the income tax liability for World Jet fiscal 2003. World Jet is an aircraft parts sales and aircraft parts brokerage facility servicing aircraft operators, aircraft leasing companies and MRO facilities.

On August 26, 2005, Global together with BCI Aircraft Leasing, (“BCI”), formed a joint venture Delaware limited liability company called Jetglobal, LLC. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of Jetglobal while Global will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. Global invested an initial amount of $1,125,000 for a 30% membership and profit interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. Pursuant to the terms of JetGlobal’s Operating Agreement, although the Company has a 30% membership interest, it is only responsible for 25% of the costs and expenses associated with Jetglobal including any business transactions. (See Form 8-K/A filed September 9, 2005.)

During 2006, the Company formed Mexican corporation, Hamilton Aerospace Mexico, S. A. de C.V. for the purpose of satisfying governmental requirements of the country of Mexico associated with HAT’s Tijuana operation and the servicing of Mexican airline, Avolar Aerolineas.

During the year ended December 31, 2006, 87% of the Company’s operations were conducted by two operating subsidiaries: HAT which accounted for approximately 75% of the Company’s revenue and Word Jet which accounted for approximately 12% of the Company’s revenue. The Company’s share of Jetglobal 2006 net income was approximately $1,700,000. Global contributed 13% of the Company’s revenue through its aircraft-trading venue. In addition to the operating expenses incurred by Global for administrative, legal and accounting functions associated with Global managing the shares of its wholly owned subsidiaries as well as all activities related to capitalizing and maintaining adequate capitalization levels for its subsidiaries, Global, beginning in 2005, also reports expenses generated in the pursuit of aircraft trading.

OPERATING SEGMENTS

See Note 4 to the Consolidated Financial Statements for certain segment and geographic financial data relating to our business. The Company has divided its operations into the following reportable segments: aircraft maintenance, repair, and overhaul; aircraft trading (i.e. aircraft brokerage and/or the purchase for resale or lease of aircraft and/or aircraft engines); and part sales. All aircraft maintenance, repair and overhaul is performed at HAT. Beginning January 1, 2005, all of the Company’s aircraft trading has been done through Global. (the Company’s partnership, Jetglobal , also did aircraft trading). Prior to that date all aircraft trading transactions were handled through HAT. Subsequent to its acquisition in January 2004, substantially all part sales were done by the Company’s wholly owned subsidiary, World Jet.

HAMILTON AEROPSACE TECHNOLOGIES, INC. (“HAT”)

HAT is an aircraft repair station licensed by the Federal Aviation Administration (FAA) and by the Joint Aviation Authority of the European Economic Community (JAA), and is known as an “Air Agency” in FAA parlance. Its MRO services include maintenance, repair, overhaul and modification services for narrow-body Transport Category aircraft, repair and overhaul services on a wide range of aircraft components and aircraft interiors. Our major modification services include the conversion of passenger aircraft to freighter configuration and technical support for third party modification programs.

While the airlines and large leasing operators get the lion’s share of attention, aircraft repair stations occupy a truly pivotal role for the following reasons:

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

Seventh, HAT’s extensive working relationships with aircraft leasing companies, airlines, subcontractors and vendors provides an ideal basis for identifying and evaluating further asset and company acquisitions.

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

MRO Services

HAT is a full service aviation maintenance and modification repair facility that primarily performs heavy maintenance and component overhaul of large narrow body jets, such as the Boeing 727, 737, 757, DC9 and MD80 series aircraft. HAT provides airport terminal “turn around” maintenance for most of the airlines operating into Tucson International airport. HAT also has extensive engine hush-kit experience including Federal Express and Raisbeck kits for Boeing 727 aircraft, ABX kits for DC9 aircraft, as well as Nordam and Av Aero kits for Boeing 737 aircraft. Below is a brief description of HAT’s core services:

o	Routine minor and major maintenance (phase checks A, B, C and D)
o	Line maintenance for carriers landing and taking off from Tucson International Airport
o	Corrosion control and prevention programs
o	Structural inspections
o	Avionic upgrades and modifications
o	Interior reconfiguration and refurbishment
o	Strip and paint services to operators’ livery requirements
o	Comprehensive systems and structural modifications
o	Flight test support
o	Component overhaul

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

HAT holds FAA Air Agency Certificate #HOCR426X (“FAA Certificate”) as an authorized and approved FAA repair station, which permits HAT to service narrow body large commercial jet aircraft. This certificate allows HAT the following ratings: Instrument, Accessory, Limited Airframe, and Limited Engine for the following aircraft (with certain limitations for each rating and aircraft):

RATING	MANUFACTURER	MAKE/MODEL
Airframe	Boeing	B-727-100-200 - All series
	Boeing	B-737-100-200-300-400-500 - All SERIES
	Boeing	B-757 MD-80; All series, Limited
	Douglas	DC-8 MD-80; All series
	Douglas	DC-9 MD-80; All series
	McDonnell Douglas	MD-80 ; All series

Power Plant	Pratt & Whitney	JT – 3D
	Pratt & Whitney	JT – 8D
	General Electric	CFM –56

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

HAT also holds an equivalent certificate in the European Economic Community, JAA Agency No. JAA.5903. Without the JAA certificate, HAT would not be allowed to work on aircraft that operate in European Economic Community (“EEC”) airspace.

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

Aircraft Heavy Maintenance and Repair

Maintenance and repairs for narrow body commercial jet aircraft constitutes HAT’s core business. These services include simple repairs and servicing, heavy maintenance referred to as a “C-check” and complete overhaul referred to as a “D- check.” In addition, HAT performs major configuration changes of commercial aircraft, such as interior reconfiguration and conversion from passenger service to cargo service. Each airline operator has a governmental-approved and mandated maintenance schedule for each of its commercial aircraft on the line. Certain maintenance is typically performed by the operator’s maintenance personnel (for example, daily line checks), while other, more substantial maintenance can be self-performed or contracted out to certified repair stations such as HAT.

As applied to large commercial jets, the term “maintenance” is a broad one that includes regular and routine inspections, heavy maintenance (“C-checks”), scheduled major overhauls (“D-checks”), Airworthiness Directives, Service Bulletins, Structurally Significant Inspection Documents (“SSIDs”), and other aging aircraft requirements to assure the continued integrity of commercial aircraft. All such services are performed under FAA regulations, and only a licensed facility can provide them.

HAT provides services for each aircraft under a Maintenance and Service Agreement (MSA) with each operator. These contracts are generally fixed-price labor-only, with a cap on hours expended on unforeseen repairs. Parts are either provided by the operator or can be procured by HAT and resold to the operator. Delivery of the aircraft to and from HAT’s facility are at the operator’s cost and risk, and HAT requires each operator to execute a Final Acceptance and Release which acknowledges that the services have been performed properly, that the commercial aircraft is airworthy, and which, apart from contractual warrantees, releases HAT from any financial or legal responsibility with respect to the aircraft and services. With certain long-term customers such as Jetran International, Pegasus and Falcon Air, HAT has entered into a General Terms Agreement, which is an umbrella agreement that covers the general framework for all services HAT expects to render to the customer.

HAT is qualified to perform all levels of maintenance service from pre-flight checks up through complete major overhauls (“D” checks). Because of its low overhead structure and the experience of its employees, HAT is widely recognized throughout the industry as a provider of cost-effective, quality maintenance services for Boeing 727 and 737 and DC9/MD80 aircraft. HAT is now building its reputation in the newly entered Boeing 757 market.

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

Modification Services

HAT modification services include passenger to cargo conversions, engine noise suppression, power plant retrofits, and avionics upgrades to the latest in navigation, communication, and digital technology. HAT also provides interior replacement and refurbishment services as well variety of custom seating arrangements to meet operators’ requirements, including all types of commercial configurations as well as special purpose interiors for sports teams, humanitarian missions or VIP aircraft.

HAT plans to opportunistically grow its modification services. However, HAT intends at this time to concentrate its business-building efforts in its primary maintenance services.

Market

Narrow body commercial airliners (Boeing 727s, 737s, 757s, DC9s, MD80s) are HAT’s primary market for selling aircraft maintenance, repair, and component overhaul services. Major commercial airlines, lower-tier airlines, package carriers, and charter operators operate these aircraft. Based on the Boeing 2003 Current Market Outlook Report, we estimate that the worldwide market for MRO services is approximately $40 billion annually. HAT’s target market of specific narrow body commercial jet aircraft constitutes an estimated 25% of the worldwide commercial aircraft maintenance market. Due to the relatively small portion of its revenues that come from activities other than its core MRO services, HAT has not examined the markets for those other activities.

Customers and Revenue Streams

When it was first launched, HAT concentrated its marketing efforts on so-called “Tier 2” operators of older, narrow-body commercial jets, particularly Boeing 727 aircraft. HAT has expanded those efforts and now pursues both Tier 1 and Tier 2 narrow-body operators of 727, 737, 757, MD80 and DC9 aircraft.

HAT’s customers include: BCI Aircraft Leasing (22%), an aircraft leasing company; Jetglobal, LLC (6.29%), an aircraft trading and leasing company; Avolar Aerolineas, S.A. de C. .V (24.42%) a Mexican airline; ART Portfolio (3.22%); Pegasus Aviation (2.59%), a large aircraft leasing company and long-time Hamilton Aviation customer; the Mexican Presidential Fleet (2.52%); as well as a number of smaller customers. HAT also does line maintenance at Tucson International Airport for Alaska Airlines, American Airlines, Contintental Airlines, Delta Airlines, Frontier Airlines, Jet Blue Airlines, Northwest Airlines and United Airlines. HAT is working to increase and diversify its customer base and expects to sign more maintenance contracts.

Ancillary Activities and Services

In addition to its core maintenance, repair, component overhaul and modification services, HAT opportunistically generates additional income from the following revenue sources encountered in the course of the company’s day-to-day business activities:

o	Distress purchases: Hamilton is able to buy planes and parts at pennies on the dollar, re-certify parts, engines and airframes and resell them at a profit.
o	Parts Sales: Hamilton generates revenue on all parts it installs in customer aircraft.
o	Commission Sales: Hamilton buys parts on request for customers that don’t maintain parts inventory and charges a commission for that service.
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

These other services are synergistic in that each can generate additional services and opportunities. For example, as described above HAT typically gets the maintenance and overhaul work on aircraft stored on its tarmac, due to the tens of thousands of dollars often required to relocate such aircraft. HAT also frequently gets the first offer to buy or broker aircraft due to knowledge of the industry and its ability inspect, appraise, and return the aircraft to service on a turn-key basis in accordance with the new operator’s specifications. These opportunities exist due to the strategic market position that aircraft repair stations, such as HAT, occupy at the center of the aviation industry.

WORLD JET CORPORATION, INC. (“WORLD JET”)

Operations and Services

World Jet sells and brokers the sale of aircraft parts, airframe components, engines and engine materials including Expendables, Rotables and Consumables. Expendables are miscellaneous hardware items such as nuts, bolts, rivets, screws, etc. used as part of the aircraft part installation and service process. Rotables are serialized aircraft parts and components that are FAA certificated and tracked as FAA certified parts. Consumables are miscellaneous supplies such as sealants, grease, oil, lubricants, tape, etc. that are used and consumed in conjunction with the installation of Expendables and Rotables. World Jet brokers the sale of aircraft parts, airframe components, engines and engine materials and also maintains an inventory of it’s own overhauled aircraft parts, airframe components, engines and engine materials for re-sale. When brokering such materials and parts, World Jet introduces other aircraft parts sellers with aircraft parts consumers who are in need of certain aircraft parts and receives a brokerage commission for arranging such sale. World Jet also maintains an inventory of aircraft parts, airframe components, engines and engine materials for resale that World Jet obtains from distressed companies and by purchasing aircraft and salvaging and overhauling parts removed there from.

If any parts purchased by World Jet from distressed companies or removed and salvaged from aircraft purchased by World Jet require any repairs or overhaul, World Jet out-sources such repair and/or overhaul work to an FAA approved repair and overhaul facility which must comply with FAA regulations regarding the traceability of certificated aircraft parts. World Jet services aircraft operators, aircraft leasing companies and MRO facilities such as HAT. World Jet is recognized by the Airline Suppliers Association, (“ASA”), as an ASA-100 (FAA Advisory Circular 00-56) accredited supplier of aircraft parts. This certification, audited annually, is recognized and accepted by the FAA for suppliers of replacement aircraft parts.

Key Operational Strategies

Business Philosophy

Management has rejected a policy of growth for growth’s sake in favor of focusing on profitability and building a good reputation for Global’s operations group by limiting work contracts to those perceived to have a high probability of success, or those that are supportive of Global’s aircraft trading activities. This strategy is also very beneficial to the company’s marketing efforts in that a good track record of maintenance and modification contracts delivered successfully on-time and on-budget is by far the most potent tool for securing new work contracts.

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

Goals

Corporate goals are very narrow and focused. They are:

o	Maximize the profitability of the Company by identifying and developing those business opportunities that offer the highest return on investment.

o	Optimize the Company’s debt and capital structure.

o	Cautiously build Company value through the strategic exploitation of synergistic arbitrage and acquisition opportunities.

Marketing Strategies

HAT has identified maintenance and modification of the Boeing 727, 737 and 757 and the DC-9/MD80 jet aircraft as its major target markets through at least 2006. Although aircraft maintenance is a multi-billion dollar annual industry, in many ways it is a very tightly knit community in which many key players are well known to one another. As a result, there exists a surprisingly efficient flow of information throughout the industry that makes a company’s reputation by far its most important marketing asset.

The market for HAT’s aircraft maintenance and modification services, although global in scope, is made up of a relatively small number of aircraft owners and operators. As such, HAT does not rely on media advertising, but rather focuses its marketing efforts on building personal relationships with the aircraft owners, operators, operations managers, consultants, customer representatives and key industry vendors that make up this surprisingly tight knit international aviation community.

World Jet’s marketing plan centers around building a loyal base of customers by providing quality service. World Jet is one of a limited number of parts brokers who provide 24-hour AOG, (aircraft on ground), coverage to its customers. World Jet strives to broaden its customer base by building inventories, through bargain purchases and securing consignment arrangements for large inventories, which provide customers with a broad range of parts availability.

While Global does provide press releases to industry trade journals, the majority of its advertising budget is spent on educating and marketing to customers and customer representatives on a face-to-face basis. Some of these meetings are made at industry trade conferences or at the customer’s offices. More frequently, these meetings take place in Tucson when the customer or its representative visits to inspect the Company’s facilities or aircraft stored at the HAT facility. Since the most potent marketing tool available to any repair station is a good reputation for delivering aircraft back to its customers on time and on budget, much of HAT’s “marketing” really consists of maintaining good communication, performing well and otherwise making sure that each maintenance visit is an enjoyable experience for the customer and his on-site representatives or consultants. The marketing strategies described here have kept, and are keeping, HAT fully booked or over booked for the foreseeable future. Accordingly, HAT has no plans to change its marketing approach at this time.

Global regularly provides press releases on major jobs and provides interviews for trade journals as a method for maintaining visibility in the industry. HAT also maintains a web site that describes its facilities, personnel and capabilities at http://www.globalaircraftsolutions.com/

Competition

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

Given the many billions of aircraft maintenance dollars spent each year, and the relatively limited number of approved repair stations, much of the meaningful competition in today’s aircraft maintenance industry is not so much competition for customers as it is for qualified personnel to perform the work. In view of the importance of employing highly competent personnel in the quality critical field of commercial aircraft maintenance, HAT’s pay scales generally meet or exceed national standards. Also, HAT has been very successful in recruiting key personnel by focusing on providing a good quality work environment and due to the desirability of Tucson’s lifestyle.

In the local area, HAT’s major competitor for narrow-body aircraft maintenance work is Evergreen Air Center, which is located in Marana, Arizona and employs approximately 500 people. Evergreen Air Center services Evergreen Airline’s fleet of Boeing 747 and McDonnell Douglas DC-9 commercial aircraft and provides services to outside customers.

Nationally, Hamilton Aerospace competes in the narrow-body segment of the market with Tramco, owned by Goodrich Corporation and located in Seattle, Washington; AAR Group, Inc., located in Oklahoma City, Oklahoma; Mobile Aerospace, located in Mobile, Alabama; Timco, located in Greensboro, North Carolina, Macon, Georgia and Lake City, Florida; FlightStar, located in Jacksonville, Florida; Commercial Jet Miami, located at Miami, Florida and Avborne Heavy Maintenance, located at Miami, Florida. Internationally, Hamilton Aerospace competes with Coopesa, located in San Jose, Costa Rica and Aeroman, part of the Taca Groupa, located in San Salvador, El Salvador.

Because World Jet is a parts broker, the most significant determiner of competitive advantage for World Jet is parts availability. Major parts’ brokers competing in the marketplace with World Jet include: Pac Air Industries, Unical Aviation, Pacific Air Industries, Volvo Aero, Aero Controls, AAR-Allen Aircraft, Kellstrom Industries, Broward Aviation, Memphis Group, ABX-Air, A.J. Walter, Turbo Resources, Jet Accessory Center, Aero Inventory-UK, American Jet Industries, Continental A/L and Wencor West.

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

Financial Strategies

The principle financial strategy of Global is to secure debt financing sufficient to insure the efficient day-to-day operation of the HAT and World Jet facilities and enable the Company to provide reasonable payment terms to creditworthy customers. Management is also interested in securing additional funding for the purpose of certain productivity-improving or synergistic acquisitions and other asset-based business opportunities. Since HAT and World Jet are profitable, Global can, if necessary, meet its financial requirements internally. However, the debt financing currently pursued by Management will greatly accelerate the growth of value in Global. Consequently, while Management is aggressively seeking to secure additional financial resources, it has no interest in entering into onerous debt financing.

Business Development Strategies

As described in Operations Strategies above, Management is, for the foreseeable future, taking a conservative approach to growing the core aircraft maintenance services business in favor of more aggressively seeking to increase operating profit margins and customer satisfaction. In practical terms, this translates into annual sales revenue growth rates of no more than 20% in the Company’s core aircraft maintenance business and greater management focus on growing the less labor-intensive and higher-margin aircraft trading and aircraft parts sales segments of the Company. Our goal is a growth rate in both the aircraft trading and parts sales side of the business in the range of at least 25% to 50% per year over at least the next two years.

Distressed aviation assets often come to the attention of HAT, as a maintenance service provider and aircraft storage facility, prior to becoming known to the market at large. Frequently, such assets can be placed with end-users known to HAT. These arbitrage opportunities can involve distressed parts inventories, distressed aircraft that can be torn-down for parts, or distressed aircraft that can be purchased, repaired and sold or leased at a profit. These types of arbitrage opportunities annually represent potentially tens of millions of dollars of additional lucrative potential business available to HAT. As Global gains more access to capital from outside sources or as a result of Company operating profits, management anticipates the revenue to Global from these types of opportunistic arbitrage transactions may become a significant portion of Global’s future growth.

The large aircraft repair business is highly competitive. Revenues are sensitive to adverse changes in the air carrier business. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT’s services and for World Jet’s parts. HAT competes principally on the high quality of its services, its price competitiveness due to its location in the Southwest with its dry, mild climate and ability to do many MRO projects outdoors, and the low cost of its Tucson facility. World Jet competes on parts availability, time of delivery, and competitive pricing.

Employees and Employment

At December 31, 2006, a total of approximately 150 employees were employed by HAT, 27 of which performed administrative functions. World Jet has approximately 20 employees consisting of sales staff and administrative personnel. In connection with the acquisition of World Jet by Global, Global retained the entire World Jet staff including key sales and management personnel to maintain customer contacts and relations to assure a smooth and consistent administration of operations.

All employees are highly trained and qualified. During the last quarter of 2003, a reassessment of the HAT business plan resulted in the decision to employ a work force whose number would be adequate to handle the workflow without downtime in slower periods. This decision was focused on increased efficiency and profitability. The employment capacity of the facilities currently occupied by HAT is estimated to be at least up to 500 full–time employees working two staggered shifts, which allows for considerable growth in the future. Global, World Jet and HAT are non-union and believe that their relationships with employees are good. HAT’s management is also experienced in the hiring, training, and retention of people necessary to operate its repair, maintenance and modification facilities.

Based upon the available talent pool, Global, World Jet, and HAT believe that their needs for labor will be addressed adequately in the future. This includes the key technical positions that require licensure by the FAA. The Company does not expect that identifying; attracting and retaining qualified personnel in any of the key areas will be difficult.

In addition, Pima Community College, located in Tucson, has been training mechanics since 1991. Pima operates a major new training facility adjacent to HAT’s facility. HAT works closely with Pima to apprentice new Pima students to work at HAT and to hire experienced Pima alumni.

Due to complexity of aircraft maintenance operations, it is essential that HAT employ highly experienced and highly competent people in key management positions. This is necessary both to attract and keep business and to maintain HAT’s good standing with the FAA. Accordingly, HAT has found it most cost effective to attract and keep key personnel by offering attractive salaries, while aggressively replacing those key employees who, after given a reasonable opportunity to do so, fail to successfully meet their job requirements. The critical public safety issues associated with commercial aircraft maintenance require that HAT quickly identify and address any shortcomings in the oversight of its activities.

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

Industry Overview

As is the case in most industries, the aviation industry is cyclical in nature. Historical evidence suggests that the typical business cycle in the aviation industry has duration of approximately 10 years peak to peak. The aviation industry appeared by mid-2001 to be headed into a prolonged downturn, and this trend was violently accelerated by the event of September 11th. Since September 11, 2001, at least five major repair stations either ceased doing business or filed for Chapter 11 protection. This factor has restricted the supply of services to the industry and opened up an opportunity for Global. Air carriers such as United Airlines also have filed for Chapter 11 protection. The recession in the aviation industry appears to have bottomed out with some indications of a rebound now appearing on the horizon. We believe that the following trends are currently affecting the aviation industry and our operations in particular:

Growth in the Market for Aircraft MRO Services

TheBoeing 2003 Current Market Outlook Report projects that the average worldwide passenger growth will be 5.1% per year through 2022. Similarly, The Boeing 2003 Current Market Outlook Report projects that the average worldwide cargo traffic growth will be 6.4% per year through 2022. We anticipate that these factors will in the long term increase the demand for maintenance and repair services. Based on this and other data, HAT estimates the worldwide market for MRO services at approximately $40 billion annually and that approximately $5 billion of that amount will be provided in North America. We believe airlines perform approximately well over half of the North American services and that the balance is performed by independent facilities such as HAT.

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

ITEM 1A.    RISK FACTORS

In addition to the other information contained in or incorporated by reference into this Form 10-K, you should carefully consider the following risk factors and other information contained in this report.

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

Dependence on a Small Number of Customers
the year ended December 31, 2004, our 2 largest continuing customers accounted for 34% of our total revenues and our largest continuing customer accounted for 21% of total revenues. For the year ended December 31, 2005, our largest continuing customer accounted for 8.3% of our revenue. Four customers accounted for 37.6% of our revenue. For the year ended December 31, 2006, our largest continuing customer accounted for 18.42% of our revenue. Four customers accounted for 52.4% of our revenue and only two customers accounted for 38.7% of our revenue. We recognize that any customer concentration creates risks and we are, therefore, assessing strategies to lessen this concentration and increase our customer base as well as to expand the Company into aircraft sales and leasing venues to reduce our exposure to the adverse effects of the loss of one or more of our significant customers. Efforts are continually being made to broaden and strengthen our customer base. While the relative significance of customers varies from period to period, the loss of, or significant curtailments of purchase of our services by, one or more of our significant customers at any time could adversely affect our revenue and cash flow. The customers upon whom the Company subsidiaries relied for 10% or more of its revenue as of the year ending December 31, 2006 are as follows:

HAT		WORLD JET
Customer	Percentage of Revenue	Customer	Percentage of Revenue
Avolar Aerolineas, S.A. de C.V	24.4%	HAT	62.2%
BCI Aircraft Leasing, Inc.	22.0%	Automatic, LLC	21.2%

HAT was World Jet’s largest customer for the year ended December 31, 2006, accounting for 62.2% of World Jet’s revenue. Since HAT and World Jet now operate as wholly owned subsidiaries of Global, any significant adverse events that affect HAT and Global will also adversely impact World Jet. Likewise, any significant curtailment in purchases of aircraft parts by one or more of World Jet’s significant customers could adversely affect World Jet’s revenues and cash flow.

Inability to collect significant accounts receivable

During 2006, Avolar’s increasing fleet size resulted in increasing receivables due HAT. At the same time, Avolar’s past due receivables increased significantly. In order to protect the Company’s financial status, late in February Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar’s pay-down of monies due HAT. By the end of March 2007, Avolar has made progress reducing the amount owed Hamilton Aerospace, but Avolar is not in full compliance with the terms of its payment schedule agreed to with HAT. Avolar has stated its intention to bring its accounts current with HAT and World Jet and renew its maintenance and support agreements with both companies.

By the end of the fourth quarter 2006 and into the first quarter 2007 the past due amounts due Hamilton Aerospace by BCI Aircraft Leasing, Inc. had also reached unacceptable levels. Additionally, BCI had failed to provide information legally demanded by the Company regarding the financial results of its joint venture with BCI, JetGlobal. The parties are now drafting language wherein BCI will pay the Company cash plus transfer, free and clear, ownership to the Company of enough aircraft out of the JetGlobal assets to settle in full all amounts due the Company for services provided to BCI and from the Company’s ownership in JetGlobal. Although BCI is presently cooperating with the Company to resolve these issues equitably, a final agreement and settlement has not at this time been reached between the companies.

Lease of Property
Global’s wholly owned subsidiary, Hamilton Aerospace Technologies, Inc. (“HAT”), is currently conducting operations on leased property at the Tucson International Airport, (“TIA”). Currently, World Jet is also occupying space under this same lease. The lease is a one-year lease commencing March 1, 2005 and permits HAT to apply for two additional one-year options. We are in the first year of additional two years of option to renew. The rent has been paid current to date. TIA is implementing a Master Plan for airport development, which precludes issuing a long-term lease to HAT, but will not affect HAT’s facilities for at least five years. Until HAT possesses a long-term lease there remains a risk that HAT will have to relocate operations which could have an adverse impact on HAT’s operations.

Risk of Operating in One Location
During 2006, Global conducted more than 72% of its operations through its two wholly owned subsidiaries, HAT and World Jet. HAT has been located at 6901 South Park Avenue, Tucson, Arizona since its inception. During the fourth quarter of 2006, World Jet relocated its sales offices to facilities at this HAT site. World Jet serves as HAT’s parts supply facility for aircraft parts and stores its inventory at 7001 South Park Avenue Tucson, Arizona. During 2006, World Jet accounted for 12% of Global’s total revenue. The repair and maintenance operation of HAT, located at 6901 South Park Avenue, Tucson, Arizona comprised 50% of Global’s revenue. By having only one location for aircraft repair and maintenance for HAT and sales offices for World Jet both are at risk of temporary or permanent cessation of all operations should they encounter an event which renders the facility unusable for any period of time or either encounters any issues or problems related to the use of the facility at this location.

World Jet stores its inventory in only one location in Tucson, Arizona at 7001 South Park. Cessation of operation at this location due to events, which render the facility unusable for any period of time or any damage to or destruction of this facility and/or the inventory, will also adversely impact the Company.

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

Competition
The airline industry and the markets for our products and services are extremely competitive, and we face competition from a number of sources. Our competitors are other companies providing MRO services. Certain of our competitors have in the past responded to market competition and conditions by reducing prices on their services to increase or retain market share. Any material deterioration in our financial condition is likely to affect our ability to compete with price-cutting by our competitors. Some of our competitors have substantially greater financial and other resources than us. We cannot assure you that competitive pressures will not materially adversely affect our business, financial condition or results of operations.

Product Liability
Our business exposes us to possible claims for personal injury or death, which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While the Company maintains what we believe to be adequate liability insurance to protect us from claims of this type, based on our review of the insurance coverage maintained by similar companies in our industry, we cannot assure you that claims will not arise in the future or that our insurance c overage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business, financial condition, results of operations or our ability to continue as a going concern.

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

Reports to Security Holders
We are subject to the informational requirements of the Securities Exchange Act of 1934 as a “small business” issuer. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports and other information we file at the Securities and Exchange Commission’s public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Our filings are also available to the public from commercial document retrieval services and the Internet website maintained by the Securities and Exchange Commission at www.sec.gov. There is also a link provided to the SEC website on our website at http://www.globalaircraftsolutions.com/

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None

ITEM 2.    PROPERTIES.

The principal executive offices for Global are located at 6901 South Park Avenue, currently some executive offices are now at 6451 South Country Club Road, Suite 111 about one mile from the HAT and World Jet operational areas. The principal executive offices for HAT and World Jet are located at the Hamilton Aerospace hangar facilities in Tucson, Arizona at Tucson International Airport. This favorable location provides 360 days of sunshine per year together with extremely low humidity year round. These facilities are situated on the northwest ramp on 22 acres of concrete within the airport proper and are patrolled by the Tucson Airport Authority police force. HAT leases these facilities at a rental rate of $25,650 per month.

The HAT facility is level and fully paved with concrete sufficient to handle the largest aircraft on any part of its 22 acres. Two hangars provide the space for any modification and maintenance work that must be performed indoors. The larger hanger has 180’ clear span and is 185’ deep (30,400 sq. ft.), enabling it to wholly enclose a DC9 and a 727 at the same time. The hangar has been modified to serve as a paint booth as needed.

The smaller hangar is 100’ clear span by 100’ deep (10,000 sq. ft.) with 2,000 square feet of office space on the north side and another 4,000 square feet of enclosed space on the south. Offices for HAT production planning and control operations are in this area, as engineering, the welding shop, receiving, materials and purchasing departments. The two hangars face each other at a distance of approximately 220 feet. Numerous mobile offices have been added to provide additional space for HAT and World Jet administrative and customer representative offices.

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

During the fourth quarter of 2006, World Jet moved its entire inventory into 59,000 square feet, adjacent to the HAT complex, which World Jet is leasing for the purpose of inventory storage.

ITEM 3.    LEGAL PROCEEDINGS.

Global

As Plaintiff:

On June 29, 2004, the Company initiated a lawsuit against Corwin Foster and Jane Doe Foster, husband and wife, and Seajay Holdings, LLC a Michigan Limited Liability Company (the “Defendants”) in the United States District Court for the District of Arizona requesting entry of a judgment for the return of 1,500,000 shares of common stock. Global and HAT have asserted claims that Corwin Foster (who is the sole shareholder and president of Seajay Holdings) and Seajay Holdings acquired 1,500,000 shares of common stock of Global as part of a Stock Exchange Agreement without consideration for the receipt of such common stock. The Company is pursuing the return of these shares. This lawsuit emanates from a stock exchange agreement in April, 2002 whereby Old Mission Assessment (“OMAC”) and others agreed to provide HAT financing and capital for its newly established business. OMAC and its officers Corwin Foster and others, entered into two debentures related agreements on April 15, 2002 whereby OMAC agreed to pay to HAT the sum of $1,500,000.00 under each debenture agreement on or before July 15, 2002. In consideration of this agreement HAT agreed to provide to various investing parties, including Corwin Foster’s entity Seajay Holdings, shares of stock of HAT. On May 2, 2002, Global acquired HAT in a stock exchange thereby entitling the investing parties, including Corwin Foster’s entity Seajay Holdings, to Global stock in consideration for the $3,000,000.00 investment. Seajay Holdings acquired 1,500,000 shares of common stock of Global pursuant to this transaction. Although Global stock was issued to the investors, including Corwin Foster’s entity Seajay Holdings, HAT/Global only received $400,535.00 of the agreed upon $3,000,000.00 to be paid pursuant to the debenture agreements. Since payment in full was never received by Global for the shares of common stock issued as consideration for the debenture agreements, Global was able to secure the return of all common stock issued in connection with the debenture agreements except the 1,500,000 shares of common stock issued to Corwin Foster’s entity Seajay Holdings. Global returned the $400,535 of the original $3,000,000 pursuant to the debenture agreements. This sum was released from escrow and paid to United Pay Phone Workers, an investor in OMAC, pursuant to an agreed upon order of the court.

Although Global has made repeated demands upon Corwin Foster and Seajay Holdings to return the 1,500,000 shares of common stock, Corwin Foster and Seajay Holdings have failed and refused to return such stock. As a consequence of Corwin Foster’s and Seajay Holdings failure to return the common stock received, Global initiated legal proceedings for damages in the amount of no less than $1,000,000.00 plus interest and fees; the return of the 1,500,000 shares of common stock; and punitive damages in the amount of $10,000,000.00.

On or about July 24, 2006, which was far beyond the procedurally acceptable time within which to file a counterclaim and without the required leave of court, Corwin Foster filed a counterclaim against Global, HAT, Hamilton Aviation, Ian Herman, Gordon Hamilton, John Sawyer, Ronald Clark, Frank Hooper, United Payphone, Financial Capital, Interwest Transfer and the law offices of Tharpe & Howell alleging fraud, unjust enrichment, breach of contract and constructive trust. All of these claims are categorically denied and Global has filed a motion to strike this counterclaim based upon the above referenced defects. Global has also filed a Motion for Summary Judgment, which is expected to be determined by June 2007.

HAT

As Plaintiff:

On November 13,2006, HAT commenced a civil action in the Superior Court of Arizona against Admiral Merchants Motor Freight, Inc., vital Express, et al, to recover damages to an aircraft engine that the defendants were contracted to transport from HAT’s maintenance facility in Tucson to a facility in Vancouver, B.C. HAT is alleging that the Defendants did not properly secure the engine during transport, thereby causing damage to the engine which resulted in approximately $588,127.00 in damages to HAT. The claim has been removed to the Federal District Court in Arizona and is currently pending discovery.

World Jet

World Jet is not involved in any material legal proceedings.

There is no pending or threatened governmental or regulatory action against Global or any of its subsidiaries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

During the fiscal year ended December 31, 2003 through October 26, 2004, the National Association of Securities Dealers, Inc, quoted the Common Shares under symbol “RDVN” on the OTC Bulletin Board maintained. Subsequent to October 26, 2004, as the result of the Company’s name change to Global Aircraft Solutions, Inc. the common shares were quoted under the symbol “GACF” at that same location. The following information relates to the trading of our common stock, par value $.001 per share. The high and low last sales prices of our common stock for each quarter during our two most recent fiscal years, as reported by the OTC Bulletin Board to date, are set forth below:

2006		HIGH	LOW
	First Quarter	$ 1.73	$ 1.37
	Second Quarter	1.66	1.15
	Third Quarter	1.41	.98
	Fourth Quarter	1.18	.93

2005
	First Quarter	$ .94	$ .73
	Second Quarter	1.36	.84
	Third Quarter	1.94	1.17
	Fourth Quarter	1.57	1.30

Impact of Being an OTC Bulletin Board StockGlobal’s common stock is quoted on the OTC Bulletin Board and is traded in the over-the-counter markets. Unless and until our common shares become quoted on the NASDAQ system or listed on a national securities exchange, we may at any time be subject to the “penny stock” provisions of the Exchange Act and applicable SEC rules. In that event, our common stock will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser’s written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Global’s common shares are considered “penny stocks”, many brokers will be reluctant or will refuse to effect transactions in Global’s shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans. This could have an adverse effect on the liquidity of our common stock.

Our Common Stock is Thinly Traded and Our Stock Price May be More Volatile than the Market in General

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. Our public float is approximately 39,587,807 shares, thus our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. NEED to calculate

Holders

Global had approximately 68 shareholders of record as of December 31, 2006, which number does not include shareholders whose shares are held in street or nominee names. We believe there are at least 2000 beneficial holders of our common stock.

Dividends

Since becoming a public company in September of 1997, Global has never paid a dividend and does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on our earnings (if any) and our cash requirements at that time, but we expect to retain earnings for business expansion over the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On May 31, 2004, the shareholders authorized the issuance of 9,600,000 shares of common stock pursuant to a private placement to accredited investor Barron Partners, LP as well as the issuance of two (2) warrants to Barron Partners, LP representing 7,200,000 underlying shares of common stock each; one warrant with an exercise price of $.68 per share and the second warrant having an exercise price of $1.36 per share. On or about July 27, 2005, Barron Partners, LP received 7,200,000 shares of common stock pursuant to the exercise of the $.68 warrant. Barron Partners, LP continues to hold the remaining $1.36 warrant with 7,200,000 underlying shares of common stock. In connection with this private placement to Barron Partners, LP, the Company also issued three (3) warrants pursuant to a private placement to accredited investor to JG Capital, Inc. representing 1,800,000 total underlying shares of common stock; one warrant with an exercise price of $.34 per share for 720,000 underlying shares of common stock; the second warrant having an exercise price of $.68 with 540,000 underlying shares of common stock; and the third warrant having an exercise price of $1.36 with 540,000 underlying shares of common stock. However, all three warrants contain a cashless exercise feature entitling the holder thereof to a discounted number of shares should such cashless exercise feature be implemented. On or about September 20, 2005, JG Capital, Inc. exercised 501,000 of 720,000 shares of common stock underlying the $.34 warrant on a cashless basis and received a discounted share issuance of 399,000 shares of common stock and a new $.34 warrant with 219,000 underlying shares of common stock. On or about May 9, 2006, JG Capital exercised the balance of shares underlying this $.34 warrant again on a cashless basis and received a discounted share issuance of 165,814 shares of common stock. In issuing these shares of common stock and the shares of common stock underlying the warrants,, the Company relied upon Section 4(2) of Securities Act of 1933, as amended (the “Act”). The Company issued the 9,600,000 shares of common stock and the warrants representing 16,200,000 underlying shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506.

On June 15, 2004, the shareholders authorized the issuance of 1,000,000 shares of common stock pursuant to a private placement to accredited investor, Ralph Garcia as partial compensation in connection with the purchase of World Jet. The Company relied upon Section 4(2) of Securities Act of 1933, as amended (the “Act”). The Company issued the 1,000,000 shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506.

On August 15, 2004, the shareholders authorized the issuance of 2,115,386 shares of common stock pursuant to a private placement to accredited investors, Alpha Capital, Stonestreet, Whalehaven and Greenwich as well as the issuance of the following shares of common stock underlying warrants: (i) Alpha Capital – 625,000 shares of common stock underlying a $1.00 warrant and 625,000 shares of common stock underlying a $1.36 warrant; (ii) Stonestreet –192,308 shares of common stock underlying a $1.00 warrant and 192,308 shares of common stock underlying a $1.36 warrant; (iii) Whalehaven –144,231 shares of common stock underlying a $1.00 warrant and 144,231 shares of common stock underlying a $1.36 warrant; (iv) Greenwich –96,154 shares of common stock underlying a $1.00 warrant and 96,154 shares of common stock underlying a $1.36 warrant (Greenwich having exercised the $1.00 warrant on or about March 30, 2006); (v) JG Capital, Inc. — 95,192 shares of common stock underlying a $.52 warrant, 47,597 shares of common stock underlying a $1.00 warrant, and 47,597 shares of common stock underlying a $1.36 warrant; (vi) Heza Holdings – 31,731 shares of common stock underlying a shares of common stock underlying a $.52 warrant , 15,865 shares of common stock underlying a $1.00 warrant, and 15,865 shares of common stock underlying a $1.36 warrant (Heza Holdings having exercised the $.52 warrant on a cashless basis thereby receiving a discounted share issuance of 21,017 shares of common stock on or about December 27, 2005); and (vii) Grushko & Mittman PC -31,731 shares of common stock underlying a shares of common stock underlying a $.52 warrant , 15,865 shares of common stock underlying a $1.00 warrant, and 15,865 shares of common stock underlying a $1.36 warrant (Grushko & Mittman having exercised the $.52 warrant on a cashless basis thereby receiving a discounted share issuance of 22,812 shares of common stock on or about September 14, 2005);. In issuing these shares of common stock and the shares of common stock underlying the warrants,, the Company relied upon Section 4(2) of Securities Act of 1933, as amended (the “Act”). The Company issued the 2,115,386 shares of common stock and the warrants representing 2,354,954 underlying shares of common stock underlying the warrants pursuant to an exemption from registration under Regulation D, Rule 506.

The Company relied upon Section 4(2) of the Securities Act of1933, as amended (the “Act”). Each prospective investor was given a private placement memorandum designed to disclose all material aspects of an investment in the Company, including the business, management, offering details, risk factors and financial statements. Each investor also completed a subscription confirmation letter and private placement subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent and that each investor was either “accredited”, or were “sophisticated” purchasers, having prior investment experience or education, and having adequate and reasonable opportunity and access to any corporate information necessary to make an informed investment decision. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

Under the Securities Act of 1933, all sales of an issuers’ securities or by a shareholder, must either be made (i) pursuant to an effective registration statement filed with the SEC, or (ii) pursuant to an exemption from the registration requirements under the 1933 Act.

Rule 144 under the 1933 Act sets forth conditions which if satisfied, permit persons holding control securities (affiliated shareholders, i.e., officers, directors or holders of at least ten percent of the outstanding shares) or restricted securities (non-affiliated shareholders) to sell such securities publicly without registration. Rule 144 sets forth a holding period for restricted securities to establish that the holder did not purchase such securities with a view to distribute. Under Rule 144, several provisions must be met with respect to the sales of control securities at any time and sales of restricted securities held between one and two years. The following is a summary of the provisions of Rule 144: (a) Rule 144 is available only if the issuer is current in its filings under the Securities an Exchange Act of 1934. Such filings include, but are not limited to, the issuer’s quarterly reports and annual reports; (b) Rule 144 allows resale of restricted and control securities after a one year hold period, subjected to certain volume limitations, and resales by non-affiliates holders without limitations after two years; ( c ) The sales of securities made under Rule 144 during any three-month period are limited to the greater of: (i) 1% of the outstanding common stock of the issuer; or (ii) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC.

All shares of common stock and shares of common stock underlying the warrants listed in the transactions set forth above became registered pursuant to our registration statement which was declared effective by the SEC on February 9, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)

Equity compensation plans	0.00		0
approved by security holders

Equity compensation plans	930,000.00		2,307,500
not approved by security
holders (2)

Total	930,000.00		2,307,500

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

ITEM 6.    SELECTED FINANCIAL DATA.

The following table represents our selected consolidated financial information. The selected financial data set forth below should be read in conjunction with the Consolidated Financial Statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which contains a description of the factors that materially affect the comparability, from period to period, of the information presented herein.

(in thousands except per share amounts)

Net revenue	2006	$ 34,542
	2005	41,228
	2004	30,851
	2003	15,378
	2002	5,010

Gross profit	2006	8,601
	2005	10,171
	2004	6,443
	2003	2,889
	2002	609

Net income – before taxes	2006	1,213
	2005	3,490
	2004	2,291
	2003	(1,299)
	2002	(2,571)

Net income – after taxes	2006	826
	2005	3,123
	2004	2,291
	2003	(1,299)
	2002	(2,571)

Net income per common share – basic, continuing operations	2006	0.02
	2005	0.09
	2004	0.10
	2003	(0.07)
	2002	(0.14)

Net income per common share – diluted, continuing	2006	0.02
operations	2005	0.09
	2004	0.10
	2003	(0.07)
	2002	(0.14)

Selected Balance Sheet Financial Data at December 31
(in thousands)

	2002	2003	2004	2005	2006
Total Assets	$1,787	$3,246	$11,758	$25,055	$28,474
Notes Payable	$ 101	$ 799	$ 0	$ 0	$ 77
Capital Lease	$ 0	$ 0	$ 0	$ 5	$ 278
Obligations
Credit Line	$ 0	$ 0	$ 0	$ 2,565	$ 4,814
Payable

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Global Aircraft Solutions, Inc., (“Global”) formerly Renegade Venture (Nev.) Corporation is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol GACF. On May 2, 2002, Global acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation (“HAT”) in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification (“MRO”) services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. During 2004, Global acquired 100 percent of the common stock of World Jet Corporation, a privately owned Nevada Corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MRO facilities.

Global’s plan of operation for the immediate future includes seeking and acquiring, if possible, aviation industry related businesses to complement its HAT and World Jet subsidiaries. Additionally, the Company will seek to expand HAT and World Jet by organic growth. Global will not limit its search for business combination candidates to any particular geographical area. Management of Global will seek combination candidates in the United States and other countries, as available time and resources permit, through existing associations and by word of mouth. This plan of operation has been adopted in order to attempt to increase value for Global’s shareholders.

Company management has rejected a policy of growth for growth’s sake in favor of focusing on profitability and building a good reputation for the Company and its subsidiaries by limiting contracts to those perceived to have a high probability of success. This strategy is also beneficial to the Company’s marketing efforts in that a good track record of maintenance and modification contracts, delivered successfully on-time and on-budget, is by far the most potent tool for securing new work contracts; and expedited delivery of parts at a competitive price leads to greater volume of parts sales. In managing its operations, the Company is committed to continuously evaluating the adequacy of its management structure and its existing systems and procedures.

Management is cautiously optimistic that efforts to strengthen the quality of our customer base, our adeptness at garnering jobs with the likelihood of good gross profit potential and our continued vigilance at holding down costs will enhance future results and our profitability will be increase in 2007. HAT’s option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well.

Global’s aircraft trading represents a significant niche in our business. Successful efforts in this area will go a long way to building our company. During 2005, aircraft trading accounted for 19% of the Company’s revenue. This trading decreased in 2006 and was 9% of total revenue for the Company. The considerable impact that can be made through growth of aircraft trading is evident when you consider that fewer than 10 transactions took place in our aircraft trading segment, (which excludes any Jetglobal activity), during the year ended December 31, 2005 and fewer than 5 during the year ended December 31, 2006.. Obviously, there is opportunity for a positive synergistic increase in MRO revenue and part sales revenue related to those aircraft traded with both new and continuing customers.

Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed, cash availability and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory.

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

HAT competes principally on the high quality of its services and its price competitiveness due to its location in the Southwest. Location related benefits include low labor rates; a dry, mild climate enabling HAT to do many MRO projects outdoors; and low overhead. World Jet competes on price competitiveness and expedited delivery of parts. World Jet has spent years acquiring inventories at deep discounts and this inventory is the type HAT uses on a daily basis. World Jet’s customer base includes airlines, aircraft leasing companies and MRO facilities. The large aircraft repair business and the aircraft parts sales business are highly competitive. Revenues are sensitive to adverse changes in the air carrier business, with factors such as airline profit levels, changes in fuel costs, average fare levels, and passenger demand. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT’s and World Jet’s services.

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

RESULTS OF OPERATIONS

We are a holding company, and the bulk of our day to day operations are currently and were as of December 31, 2006, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations April 15, 2002 and World Jet, which was acquired with a transaction date of January 1, 2004. Our aircraft trading transactions are conducted by Global.

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

2004 - 2005

Significant events that occurred during 2005 include:

In early July of 2005, The Company’s subsidiary HAT, on behalf of subsidiary World Jet, agreed to purchase the inventory held on consignment belonging to Jetran International, Ltd. plus one DC9-82, serial number 48092 for a price of $2,900,000.

On July 27, 2005, 7,200,000 shares of restricted common stock were issued to Barron Partners, L.P. upon their exercise of warrants to purchase same at $.68 per share. The total purchase price of the stock was $4,896,000. These proceeds were used in part to cover some of the cost of the above inventory purchase.

On August 12, 2005, HAT entered into a five-year maintenance contract with the new Mexican airline, Avolar. Potential value of this agreement is linked to the planned growth of Avolar. The business plan of Avolar calls for a thirty aircraft fleet by mid 2008.

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

During 2005, we saw revenues increase to $41,228,648, which is a 33.6% increase over 2004‘s $30,851,118. (See following paragraph regarding Jetglobal revenue). The Company had $2.3 million in net income, before taxes in 2004 compared with $3.5 million is 2005; and EBITDA increased from $3,108,651 for 2004 to $4,528,655 in 2005. It should be noted that 2004 net income and EBITDA was aided by the inclusion of $1,144,502 in extraordinary items while there were no extraordinary items in 2005. A comparison of the Company’s gain from operations illustrates 80.9% growth from 2004‘s $1,320,770 to 2005‘s $2,389,294.

It should be noted that the required accounting treatment for Jetglobal’s results is an entry on the Company’s Income Statement for the Company’s percentage of the net income of the Jetglobal partnership. This is an important consideration to keep in mind for 2005 results. Those who look to revenue growth as the fundamental indication of a company’s success and growth need to be aware that no matter how much revenue is generated by Jetglobals’s aircraft trading activities no increase in revenue will be shown on the Company’s results. Net income, however, will reflect the Company’s percentage of the net income of Jetglobal operations.

Efforts to take advantage of opportunities, as they arose, to grow our aircraft trading business met with success. Aircraft trading denotes the purchase and resale or lease, for profit, of aircraft, aircraft engines, and /or other aircraft major components. Aircraft trading specifically encompasses the transactions representing approximately 19% of the Company’s 2005 annual revenue. This aircraft trading was done directly by the Company without Jetglobal participation. Our 2004 revenue included $7.9 million attributable to aircraft sales compared with $13.6 million in 2005. Gross profit for the fourth quarter of 2005 was $2,307,561 while gross profit for the fourth quarter of 2004 was $1,554,744, also a substantial increase.

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

In order to compare results from one period to the next it should be remembered that 2005 had no extraordinary gains. There was a reduction in tax expense of $189,816 resulting from the over-expensing of taxes in our World Jet subsidiary during a prior period. There was $1,144,502 in gains reported during 2004 that were the result of several contract renegotiation items. In 2004, our HAT subsidiary experienced a gain of $88,000 on the waiving of rental fees to Hamilton Aviation during contract negotiations. HAT also experienced a gain of $607,194 in 2004 as the result of the acceptance of a payment of $750,000 cash to satisfy all obligations under then existing agreement generated upon the purchase of the Hamilton Aviation assets. For details of the Hamilton Aviation transaction see Note 12, Related Party Transactions, in the footnotes of the Audited Financial Statements included as part of this report. World Jet reported gains of $449,308 in 2004 related to renegotiations of amounts due under various agreements, the predominate items being: $209,708 in commissions was waived, $173,000 of debt was forgiven and $33,700 was the result of the renegotiation of management services fees.

Company SG&A expenses were $4,826,519 for 2004 and as a percentage of revenues were 16%. In 2005 SG&A expenses were $7,780,332, which was 19% as a percentage of revenues. During 2004, SG&A expenses included approximately $680,000 due to commissions related to aircraft sales transactions compared with $1,260,000 in 2005. Other notable increases in SG&A expenses included:

o

  An increase in rent expense and facility use fees from 2004 to 2005 of $253,824, mainly attributed to additional warehouse space for inventory storage and annual increases imposed by our landlord, TAA. Hangar space in Tijuana, Mexico to facilitate servicing our Avolar contract was $139,093 and was fully recovered from Avolar.

o

  An increase in insurance from 2004 to 2005 of $192,215 mainly attributed to Global’s new D&O policy and new coverage related to aircraft trading, and property coverage on additional space required by inventory additions.

o	An increase in travel from 2004 to 2005 of $156,418 relating to the Avolar project and also to aircraft trading.

Interest expense for 2004 was $329,023 and for 2005 was $386,927.

The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2005:

Period		Global Stand Alone $	HAT Stand Alone $	World Jet Stand Alone $	* Eliminate Intercompany $	Consolidated $

2005	Revenues	11,396,538	23,505,112	10,622,681	(4,295,683)	41,228,648
Year End	Cost of Sales	(7,930,337)	(19,594,059)	(7,829,248)	4,295,683	(31,057,961)
Results	Expenses	(2,489,347)	(3,692,489)	(1,599,557)		(7,781,393)
	Operating Profit	976,854	218,564	1,193,876		2,389,294
	(Loss)

The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2004:

Period		Global Stand Alone $	HAT Stand Alone $	World Jet Stand Alone $	* Eliminate Intercompany $	Consolidated $

2004	Revenues	1,047,680	25,288,888	7,058,464	(2,543,914)	30,851,118
Year End	Cost of Sales	(456,643)	(20,871,009)	(5,411,688)	2,543,914	(24,195,426)
Results	Expenses	(1,524,055)	(2,873,658)	(937,209)		(5,334,922)
	Operating Profit	933,018	1,544,221	709,567		1,320,770
	(Loss)

2005 - 2006

During 2006, revenues were $34,542,195 which represents a decrease of 16.2% from 2005‘s figure of $41,228,648. (see following paragraph regarding Jetglobal revenue). The Company had $3.123 million in net income in 2005 and $.826 million in 2006; and EBITDA decreased from $4,528,655 in 2005 to 2,468,664 in 2006. A decline from 2005‘s $2,389,294 in 2006 resulted in a loss from operations of $2,109.

It should be noted that the required accounting treatment for Jetglobal’s results is an entry on the Company’s Income Statement for the Company’s percentage of the net income of the Jetglobal partnership. During 2005, Jetglobal had a sale rescinded due to a customer canceling a sales agreement. This sale was guaranteed by Jetglobal’s other partner. This other partner and Global entered into an agreement in 2005 wherein Global sold its interest in the four aircraft that were part of the 2005 rescinded transaction to its Jetglobal partner, BCI, at a price of $1,957,692 and a profit of $1,096,154.. The cost for the aircraft was the original Jetglobal acquisition cost. Global transferred all of its rights in the four aircraft from Jetglobal to BCI. Because the aircraft were sold to the controlling owner, BCI, the sale was effectively accounted for by Jetglobal as a distribution of the aircraft to the controlling owner. During early 2007, the Company has embarked on a new partnership that will be involved with aircraft leasing, (see Subsequent Events section of the Financial Statements included with this filing). Those who look to revenue growth as the fundamental indication of a company’s success and growth need to be aware that no matter how much revenue is generated by trading partners in which we have minority interest and no control over management, no increase in revenue will be shown on the Company’s results. Net income, however, will reflect the Company’s percentage of the net income of trading partners.

Efforts to take advantage of opportunities, as they arose, to grow our aircraft trading business met with some success. Aircraft trading denotes the purchase and resale or lease, for profit, of aircraft, aircraft engines, and /or other aircraft major components. Aircraft trading specifically encompasses the transactions representing approximately 9% of the Company’s 2006 annual revenue. This aircraft trading was done directly by the Company without Jetglobal participation. Aircraft sales in 2006 were $3.175 compared with $13.6 million in 2005. Gross profit during the fourth quarter of 2006 was $49,338. Gross profit for the fourth quarter of 2005 was $2,307,561.

While the Company aggressively seizes revenue-producing opportunities such as aircraft trading, management gauges results by looking at what has been the core revenue producing activity to date, the sale of labor hours. In 2006, revenue produced from labor was $14.3 million and was virtually the same in 2005 at $14.3 million. Billable hours for each period are essentially the same. The comparative costs for all direct labor, including work performed by outside contractors, was $8,945,712 in 2006 compared with $9,190,898 in 2005, representing a 3% decrease in cost. The relationship between direct labor costs to direct labor revenues decreased approximately 2% to about 62% in 2006 as compared with 64% in 2005. Direct labor percentages will always vary to some degree due to the nature of flat rate bidding as opposed to billing for all time and materials. Included in the operating expenses for the Company in the years ended December 31,2006 and December 31, 2005 are $617,459 and $326,594, respectively, associated with the award of stock and stock options.

Company SG&A expenses in 2006 were $8,591,738 and as a percentage of revenue were 25%. In 2005, SG&A expenses were $7,780,332, which was 19% as a percentage of revenues. During 2006, SG&A expenses included approximately $669,500 due to commissions related to aircraft sales transactions compared with $1,260,000 in 2005. Other notable increases in SG&A expenses included:

Our World Jet subsidiary had an increase in SG&A of $267,421 the largest part of which was associated with the movement of inventory to its new location at 7001 South Park coupled with the counting and classification, prior to the 2007 audit of the balance of the inventory purchased from Jetglobal.

Global had a significant increase in professional fees in the amount of $618,000 over the 2005. Approximately $96,900 was related to auditing and accounting fees.

Interest expense for 2006 was $587,183 and for 2005 was it was $386,927.

The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2006:

Period		Global Stand Alone $	HAT Stand Alone $	World Jet Stand Alone $	* Eliminate Intercompany $	Consolidated $

2006	Revenues	4,475,000	26,058,040	10,591,165	(6,582,010)	34,542,195
Year End	Cost of Sales	(3,489,909)	(20,929,517)	(8,103,408)	6,582,010	(25,940,824)
Results	Expenses	(3,394,122)	(3,342,380)	(1,866,978)		(8,603,480)
	Operating Profit	(2,409,031)	1,786,143	620,779		(2,109)
	(Loss)

o	The “Eliminate” column reflects the $ amounts of Inter-Company Sales by World Jet to HAT in 2006.
o

On a consolidated basis Revenues and Cost of Sales are reduced to reflect the Revenues and Cost of Sales for external sales only, with a zero $ impact on stand alone or consolidated profit (loss) figures.

The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2005:

Period		Global Stand Alone $	HAT Stand Alone $	World Jet Stand Alone $	* Eliminate Intercompany $	Consolidated $

2005	Revenues	11,396,538	23,505,112	10,622,681	(4,295,683)	41,228,648
Year End	Cost of Sales	(7,930,337)	(19,594,059)	(7,829,248)	4,295,683	(31,057,961)
Results	Expenses	(2,489,347)	(3,692,489)	(1,599,557)		(7,781,393)
	Operating Profit	976,854	218,564	1,193,876		2,389,294
	(Loss)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Changes in the Company’s Balance Sheet for the year ended December 31, 2006 reflected the several events. Total assets increased from $25,054,621at December 31, 2005 to $28,474,276. Significant changes for the period were:

Cash on hand decreased $263,573.

Total inventory decreased $914,774. In 2005, the inventory still on hand from the Company’s purchases of World Jet and the Hamilton Aviation inventory aged over one year and made up most of the amount carried in inventory non-current at December 31,2005. During 2006, the Company adopted standard aviation firm practice of showing all inventory as a one line item. See note on Inventory, in the Financial Statements that are part of this filing.

Notes receivable decreased $1,542,009.

Equity in net assets of and advances to affiliates, a new account in 2005, ended 2005 with a balance of $3,687,276. The December 31, 2006 balance is $6,063,067. The 2005 balance changed from $6,751,789 to $3,687,276. Part of the difference, in the amount of $2,888,006, is stated as a separate line item, “Due from equity investee partner”, with the remainder of the adjustment being made to accounts receivable. This change was a balance sheet reclassification.

During the year ended December 31, 2006 total liabilities increased from $11,026,222 at December 31, 2005 to $12,720,070 primarily due to:

At December 31, 2005 the balance due on notes payable was $2,564,739 and at December 31, 2006 it was $5,101,568, an increase of $2,536,829.

Accounts Payable decreased $2,179,830.

Billings in excess of costs and estimated earnings on contracts in progress increased $200,588.

Avolar’s increasing fleet size resulted in increasing receivables due HAT. At the same time, Avolar’s past due receivables increased significantly. In order to protect the Company’s financial status, late in February Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar’s pay-down of monies due HAT. By the end of March 2007, Avolar had made progress reducing the amount owed HAT, but Avolar is not in full compliance with the terms of its payment schedule agreed to with HAT. Avolar has stated its intention to bring its accounts current with HAT and World Jet and renew its maintenance and support agreements with both companies. However, in view of these recent developments, it is unlikely that the income and profit contributions from Avolar to HAT and World Jet in 2007 will reach the amounts previously indicated by Management.

By the end of the fourth quarter 2006 and into the first quarter 2007 the past due amounts due Hamilton Aerospace by BCI Aircraft Leasing, Inc. had also reached unacceptable levels. Additionally, BCI had failed to provide information legally demanded by the Company regarding the financial results of its joint venture with BCI, JetGlobal. The parties are now drafting language wherein BCI will pay the Company cash plus transfer, free and clear, ownership to the Company of enough aircraft out of the JetGlobal assets to settle in full all amounts due the Company for services provided to BCI and from the Company’s ownership in JetGlobal. Although BCI is presently cooperating with the Company to resolve these issues equitably, a final agreement and settlement has not at this time been reached between the companies.

Combination of slow payment by Avolar and BCI/JetGlobal has caused Global Aircraft Solutions to extend its trade vendors. Subsequent to December 31, 2006, the Company began to receive more substantial payments from Avolar. The Company believes that it will be able to liquidate it’s investment in Jetglobal and the BCI receivable upon reaching a settlement agreement on JetGlobal.

As BCI is one of our largest customers, we will likely experience lower revenue volumes from BCI in 2007. However, we believe that we will maintain BCI as a customer and that we have opportunities to acquire new customers.

Cash

As of December 31, 2006, we had $104,440 in cash on hand and approximately $7,870,799 in collectible receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements should they be needed.

Short-Term Financing

On July 6, 2006, Comvest Capital, LLC, as “Lender”, and Global Aircraft Solutions, as “Borrower”, entered into a subordinated loan agreement. Under the loan agreement, the Company was originally indebted to the Lender in the principal amount of $2,800,000. The principal amount of the agreement was originally all due and payable October 6, 2006, with interest payments due monthly on the last day of each month in the amount of 15% of the outstanding balance. These funds were borrowed for potential investment purposes, but as the investment did not materialize, the company has repaid $2,700,000 of the loan amount and has made an agreement to repay the balance of $76,750. The interest rate during the extended period will be 20%. Interest payable at December 31, 2006 was $1,666.

To facilitate this loan agreement, on July 6, 2006, the Company and its wholly owned subsidiaries Hamilton and World Jet entered into a Subordination and Intercreditor Agreement with M&I Marshall & Ilsley Bank (Lender) and Comvest Capital, LLC, (Creditor).

On December 9, 2005, Global, HAT, a wholly owned subsidiary of Global and World Jet, a wholly owned subsidiary of Global (collectively the “Borrowers”) closed on a First Modification to the May 5, 2005 Initial Loan Agreement with Global’s existing bank. The modification increased the $2.5 million operating line of credit to $5 million, added a Guidance Line of Credit in the amount of $7 million solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000. The Guidance Line of Credit is no longer in effect. The interest rate on the Line of Credit was reduced from 3.5% per annum to 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remain secured by a first priory lien on Global’s, HAT’s and World Jets personal property. The Line of Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit and Letter of Credit Facility shall be due on the expiration date. The interest rate applicable to the Line of Credit on December 31, 2006 was 8.3% per annum.

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

At December 31, 2006, the Company was in compliance with the quick ratio (defined as cash, liquid cash equivalents and accounts receivable, divided by current liabilities) covenant of the loan agreement. The ratio is to be at least .60 to 1. At December 31, 2006 the ratio for the Company was .76 to 1.

Long-Term Financing

The long-term liabilities of Global primarily consist $225K due on capitalized lease obligations and a deferred tax liability of $344K.

Possible Cancellations, Reductions or Delays

A large portion of our operating expenses is relatively fixed; therefore cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect our business, financial condition or results of operations.

CRITICAL ACCOUNTING ESTIMATES

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

Use of Estimates: Management’s Discussion and Analysis of Financial Condition or Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates these estimates on an on-going basis, including those related to estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful accounts and notes receivable, future cash flows in support of long lived assets, medical benefit accruals, and the estimated fair values of facilities under capital leases. Management bases its estimates on historical experience and on various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Trade Accounts Receivable: Trade accounts receivable represent amounts billed but uncollected on both completed and in-progress aircraft repair and maintenance contracts as well as amounts billed but uncollected on parts shipped to customers.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company’s prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

Inventory: Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new, used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. Inventory items held for over one year are no longer classified as “inventory, non-current”. All aircraft parts inventory are grouped as “Inventory, net of allowance for slow moving and obsolete inventory” and accounted under ‘Current Assets’ category. This is based on standard aviation industry practice of showing all aircraft parts under single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. This is a reclassification to conform with what we now believe is more appropriate. This change will not impact the current quarter results or past results of the company. However in the future when the allowance for slow moving and obsolete inventory is provided for, the allowance will be a considered as an expense for the company.

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

Property and Equipment: Property and equipment are recorded at cost. Depreciation is provided for on the straight-line on the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is three years at both our HAT and World Jet subsidiaries; the estimated useful life of all other categories of assets at our HAT subsidiary is five years. World Jet uses estimated useful lives of 3, 5, and 7 years for its other assets. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets. Maintenance and repairs that neither materially adds to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

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

Revenue and Cost Recognition: Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed. Revenue from aircraft sales is recognized when the customer accepts delivery of the aircraft and/or when title is transferred.

Value of Share-Based Payments: The value of stock issued as payment is determined by the closing price of the Company’s stock at measurement date. In connection with the adoption of SFAS 123R, the company values options by application of the Black Scholes Model.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk refers to the potential losses arising from changes in interest rates, foreign currency fluctuations and exchange rates, equity prices and commodity prices including the correlation among these factors and their volatility. The Company is primarily exposed to interest rate risk. Though the Company sells to foreign customers, primarily all transactions are conducted and enumerated in U.S. dollars. During 2006, the Company formed a Mexican corporation, Hamilton Aerospace Mexico SA de CV. Minimal supplies are secured from local dealers using foreign currency but all major revenue and expense transactions are transacted in U.S. dollars. The Company believes their exposure due to foreign currency exchange rate fluctuations is minimal.

Interest Rate Risk

Changes in interest rates may result in changes in the fair market value of the Company’s financial instruments, interest income and interest expense. The Company does not have a cash equivalent investment portfolio therefore, the Company’s financial instruments that are exposed to interest rate risk would be in the nature of long–term borrowings. Our current borrowings are in the nature of a Line of Credit that is due and payable on or before October 31, 2007. This Line of Credit is discussed in detail above under the heading “Liquidity”. Management believes that a hypothetical 10% movement in interest rates would not have a material impact on the Company’s future earnings or cash flows.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial information required by Item 8 is included following Part IV of this report.

Contractual obligations at December 31, 2006 are present in the following table:

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	$	$	$	$	$
Short-term debt
obligations	5,109,848	5,109,848	0	0	0

Capital lease
obligations
(present value)	302,078	60,553	138,512	103,013	0

Operating lease
obligations	330,018	170,564	80,634	78,820	0

Purchase
obligations	395,345	395,345	0	0	0

Totals	6,125,013	5,732,657	210,523	181,833	0

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 1, 2007, Epstein, Weber & Conover, PLC (“Epstein Weber”) combined its practice with Moss Adams LLP (“Moss Adams”) and therefore resigned as the independent registered public accounting firm for Global Aircraft Solutions, Inc. (the “Company”). According to information provided to the Company, all of the partners of Epstein Weber have become partners of Moss Adams.

The reports of Epstein Weber on the Company’s financial statements for the fiscal year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company’s financial statements for the fiscal year ended December 31, 2005, and in the subsequent interim periods through January 1, 2007, (1) there were no disagreements with Epstein Weber on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of Epstein Weber, would have caused Epstein Weber to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

b) Effective January 19, 2007, the Company engaged Moss Adams to act as the Company’s principal independent accountant. The Audit Committee of the Board of Directors of the Company approved the decision to engage Moss Adams.

During the fiscal year ended December 31, 2005, and during all subsequent periods through January 19, 2007, the Company did not consult Moss Adams regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was the subject of a disagreement with its former accountants or a reportable event as those terms are defined in Item 304.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of its management, including the Chief Executive Officer/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures”(as defined in rule 13a-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that valuation, the Chief Executive/Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective in timely making known material information relating the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act. There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management and Company’s independent registered public accountants have determined a material weakness associated with its accounting for Jetglobal, LLC. The material weakness is related to lack of sufficient control over the accounting and financial reporting relative to the equity accounting for it 30% owned investee, Jetglobal, LLC. Management of the Company has informed the Audit Committee that it is in the process of changing procedures to correct this weakness. The Company is implementing a new procedure, which gives the Company’s management full access to Jetglobal’s accounting records and transaction processing. The Company had previously had no access to financial data of this entity and did not receive data from the joint venture partner, which resulted in a lack of control to detect errors should they occur and untimely preparation of the financial statements.

In accordance with the new procedure, the management has prepared financial reporting and accounting for Jetglobal. Our auditors Moss Adams, LP, have reviewed these financial reports.

Additionally, in connection with the remediation of this material weakness Management has decided to transfer the ownership interest in the LLC to BCI in consideration for cash and assets towards settlement. The parties are now drafting language wherein BCI will pay the Company cash plus transfer, free and clear, ownership to the Company of enough aircraft out of the Jetglobal assets to settle in full all amounts due the Company for services provided to BCI and from the Company’s ownership in Jetglobal. A final agreement and settlement has not been reached between the companies at this time.

ITEM 9B.    OTHER INFORMATION.

On March 13, 2007, the Company announced that they have acquired a 20% ownership interest in, and entered into an exclusive service agreement with, Global Aircraft Leasing Partners ("GALP"). Concurrently, the Company entered into a financial advisory services agreement with B. Riley & Co., Inc. ("B. Riley").

GALP is a start-up aircraft-leasing venture formed to acquire aircraft through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. GACF and GALP have entered into a strategic alliance wherein Global will acquire a 20% interest in GALP in exchange for a capital contribution of $20,000, together with infrastructure, industry expertise, management assistance, and other non-monetary contributions. Global Aircraft will specifically not be required to invest capital in aircraft acquired by GALP. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global Aircraft and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements GALP may have as a result of its aircraft acquisition and leasing activities. Global expects that its strategic partnership with GALP will have a positive effect upon the volume of its MRO and parts sales businesses.

Additionally, GALP has entered into an agreement with B. Riley wherein GALP will provide the equity portion for GALP aircraft acquisitions, while B. Riley will assist in securing the debt portion of the financing for those acquisitions. B. Riley has also agreed to assist Global in obtaining an expanded operating credit facility as well as a $25,000,000 credit facility for Global to pursue its own aircraft trading opportunities.

On March 13, 2007 the Company also announced that Ian Herman would continue his duties as Chairman of the Company, while John Sawyer, President of Global, will be assuming the title of CEO. Mr. Herman advised the Company that he would be devoting the majority of his time to the development of the start-up aircraft leasing company, Global Aircraft Leasing Partners, LLC (GALP). The Company’s Board of Directors has ratified Mr. Sawyer’s appointment as CEO, the strategic alliance with GALP, and the engagement of B. Riley.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Article IV of the By-Laws of the Company provides that the Company’s Board of Directors shall consist of not less than one (1) and not more than seven (7) Directors and that at least one-fourth in the number of Directors shall be elected annually. In accordance with this allowance for staggered terms for Directors, the term of service as a Board Member, as voted on at the 2006 Annual Meeting, is staggered as follows:

1)	Gordon D. Hamilton was elected to serve a one (1) year term beginning May 2006, and is nominated for re-election.
2)	Alfredo Mason was elected to serve a one (1) year term beginning May 2006, and is nominated for re-election.
3)	John B. Sawyer was elected to serve a two (2) year term beginning May 2006;
4)	Lawrence Mulcahy was elected to serve a two (2) year term beginning May 2006;
5)	Ian Herman was elected to serve a three (3) year term beginning May 2006;
6)	Seymour Siegel was elected to serve a three (3) year term beginning May 2006;

NAME	AGE	POSITION	DATE FIRST ELECTED/APPOINTED	TERM EXPIRES
Ian Herman	60	Chairman/CEO/Director	05/02	5/09
John Sawyer	41	President/director	05/02	5/08
Govindarajan Sankar	47	CFO	06/01	N/A
Gordon Hamilton	53	Director	05/02	5/07
Alfredo Mason	45	Director	05/04	5/07
Lawrence Mulcahy	57	Director	05/04	5/08
Seymour Siegel	64	Director	01/06	5/09

Each of the foregoing persons may be deemed a “promoter” of the company, as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Directors are elected to serve until the expiration of their term and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

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

INDEPENDENCE OF DIRECTORS

The Board of Directors has adopted categorical Director Independence Standards to assist the Board of Directors in determining the independence of each director. To be considered independent, the Board of Directors must affirmatively determine that the director has no material relationship with Global Aircraft Solutions, Inc. (“Global”) or any of it’s wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc, (“HAT”), World Jet Corporation (“WJ”) and Hamilton Aerospace S.A. de C.V (“HATSACV”). In each case, the Board of Directors broadly considers all relevant facts and circumstances, including the director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, and such other criteria as the Board of Directors may determine from time to time. While the company is listed on the OTCBB, the Board believes that the definition of “independence” adopted by the NASDAQ Stock Market (NASDAQ Stock Market Rule 4200) is the appropriate standard by which to measure the independence of board members. The Director Independence Standards is set forth below.

Definition of Independence

The Board of Directors of Global Aircraft Solutions, Inc. has adopted the following Director Independence Standards to assist the Board in determining the independence of a director. To be considered “independent,” the Board must affirmatively determine that the director has no material relationship with the Company. In each case, the Board shall broadly consider all relevant facts and circumstances, including the director’s commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. The Board shall also consider such other criteria as the Board may determine from time to time.

1) In no event will a director be considered “independent” if such director fails to qualify as an “independent director” under Rule 4200 of NASDAQ. In addition, a director will not be independent if, within the preceding three years: (i) the director was employed by the Company; (ii) an immediate family member of the director was employed by the Company; (iii) the director receives, or an immediate family member receives, more than $60,000 per year in direct compensation from the Company, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service); (iv) the director was employed by or affiliated with the Company’s independent auditor; (v) an immediate family member of the director was employed as a partner, principal or manager, or employed in any other professional capacity, by the Company’s independent auditor; or (vi) a Company executive officer served on the compensation committee of a company which employed the director, or which employed an immediate family member of the director, as an executive officer.

2) In addition to the relationships described in paragraph 1, audit committee members may not (i) directly or indirectly accept any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries or (ii) be an affiliated person of the Company or any of its subsidiaries. Audit committee members may receive directors’ fees, in the form of cash, stock, stock units, stock options or other consideration ordinarily available to directors, as well as regular benefits that other directors receive.

3) The following commercial and charitable relationships will not be considered to be material relationships that would impair a director’s independence: (i) if a Company director is an executive officer or employee of another company that, during any of the past three years, made payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, is less than $1 million or two percent, whichever is greater, of such other company’s annual consolidated gross revenues; (ii) if an immediate family member of a Company director is an executive officer of another company that, during any of the past three years, made payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, is less than $1 million or two percent, whichever is greater, of such other company’s annual consolidated gross revenues; (iii) if a Company director, or an immediate family member of such director, is an executive officer of another company which is indebted to the Company in an amount which is less than five percent of such other company’s total consolidated assets; and (iv) if a Company director, or an immediate family member of such director, serves as an officer, director or trustee of a foundation, university, charitable or other not for profit organization, and the Company’s, or the Company’s Foundation’s discretionary charitable contributions (the Company’s Foundation matching of employee charitable contributions will not be included in the amount of the Foundation’s contributions for this purpose) to the organization, in the aggregate, are less than $200,000 or five percent, whichever is greater, of that organization’s latest publicly available annual consolidated gross revenues.

4) For relationships not covered by the categorical standards in paragraphs 1 and 3, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, shall be made by the directors who satisfy the standards set forth in paragraphs 1 and 3. The Company will explain in the next proxy statement the basis for any board determination that a relationship is immaterial despite the fact that it does not meet the categorical standards set forth in paragraphs 1 and/or 3 above.

The Board shall undertake an annual review of the independence of all directors. In advance of the meeting at which this review occurs, each director shall be asked to provide the Board with full information regarding the director’s (including immediate family members’) business, charitable and other relationships with the Company to enable the Board to evaluate the director’s independence.

Directors have an affirmative obligation to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as “independent”. This obligation includes all business, charitable and other relationships between directors (including immediate family members) and the Company and its affiliates.

For purposes of these Director Independence Standards, “immediate family member” includes a person’s spouse, parents, children, siblings, mothers and fathers-in-law, sons and daughters-in-law, brothers and sisters-in-law, and anyone (other than domestic employees) who shares such person’s home.

Application of Independence Standards

During the Board of Directors’ annual review of director independence, the Board of Directors considers transactions, relationships and arrangements between each director or an immediate family member of the director and Global, HAT, WJ and HATSACV. The Board of Directors also considers transactions, relationships and arrangements between each director or an immediate family member of the director and either Global, HAT, WJ and HATSACV senior management.

Early this year, the Board of Directors performed its annual director independence review for 2007. As part of this review, the Board of Directors considered transactions, relationships, and arrangements between each director or immediate family member of each director of either Global, HAT, World Jet or HAT S.A. de C.V. senior management.

As a result of this review, the Board of Directors determined that 4 of our 6 current directors and director nominees are independent, and all members of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are independent. The Board of Directors determined that Mr. Siegel, Mr. Mulcahy, Mr. Mason and Mr. Hamilton meet these standards and are independent. Mr. Herman and Mr. Sawyer are not considered to be independent because of their positions as Chairman and Chief Executive Officer of Global and President of Global respectively. Mr. Mason is not considered independent because Mr. Mason is a principal in a company providing insurance for Global.

CORPORATE GOVERNANCE

We have a long history of good corporate governance practices that has greatly aided our long-term success. The Board of Directors and management have recognized for many years the need for sound corporate governance practices in fulfilling their respective duties and responsibilities to shareholders.

Corporate Governance Guidelines. The Board of Directors has adopted Corporate Governance Guidelines, which provide the framework for the governance of our company. The Board of Directors reviews our Corporate Governance Guidelines at least annually. From time to time, the Board of Directors may revise our Corporate Governance Guidelines to reflect new regulatory requirements and evolving corporate governance practices.

Business Ethics Policy. We have operated under a Business Ethics Policy for many years and are committed to conducting business in an ethical and legal manner throughout the world. Our Business Ethics Policy applies to all of our directors, officers and employees and outlines the broad principles of ethical and legal conduct embraced by Global and it’s subsidiaries to guide our business related conduct. Under our Business Ethics Policy, any director, officer or employee who reasonably believes or suspects that Global or any of it’s subsidiaries or any director, officer or employee has or is engaging in improper or illegal activities, fraud or activities that appear to be inconsistent with or in violation of the Business Ethics Policy is responsible for reporting such activities. We do not permit retaliation of any kind against any person who, in good faith, reports any known or suspected improper activities pursuant to the Business Ethics Policy.

Our Business Ethics Policy and Code of Ethics include additional ethical obligations for our senior financial management (which includes our chief executive officer, our chief financial officer, and the principal financial and accounting personnel in our operating groups and corporate departments). Our senior financial management is responsible for creating and maintaining a culture of high ethical standards throughout our company to ensure the fair and timely reporting of our financial results and financial condition.

Communications with Directors. The Board of Directors has adopted a process by which shareholders and other interested parties may communicate with the non-management directors or the chairperson of any of the committees of the Board of Directors by e-mail or regular mail. You may send communications by e-mail to dhamilton@hamaerotech.com. You may also send communications by regular mail to the attention of the Chairperson, Audit Committee; Chairperson, Compensation Committee; or Chairperson, Nominating and Corporate Governance Committee; or to the non-management directors as a group to the Non-Management Directors, each c/o Corporate Secretary, Global Aircraft Solutions, Inc., 6901 S. Park Ave., Tucson, AZ 85706.

Global’s management will review all communications received to determine whether the communication requires immediate action. Management will pass on all communications received, or a summary of such communications, to the appropriate director or directors.

Complaint Procedures for Accounting, Auditing and Financial Related Matters. The Audit Committee has established procedures for receiving, retaining and treating complaints from any source regarding accounting, internal accounting controls and auditing matters. The Audit Committee has also established procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters. Interested parties may communicate such complaints by following the procedures described under the heading “Communications with Directors,” above. Employees may report such complaints by following the procedures outlined in the Business Ethics Policy or the company’s Whistleblower Policy. We do not permit any retaliation of any kind against any person who, in good faith, submits a complaint or concern under these procedures.

Independence of Directors. Under our Director Independence Standards as set forth above, 4 of our current 6 directors are independent and both of our two director nominees are independent. In addition, all members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are independent.

Majority Voting Policy. The Board of Directors has adopted a Majority Voting Policy. Any nominee for director in an uncontested election who receives a greater number of “withheld” votes than “for” votes shall promptly tender his or her resignation. The Nominating and Corporate Governance Committee will promptly consider the tendered resignation and will recommend to the Board of Directors whether to accept the tendered resignation or to take some other action, such as rejecting the tendered resignation and addressing the apparent underlying causes of the “withheld” votes.

In making this recommendation, the Committee will consider all factors deemed relevant by its members. These factors may include the underlying reasons why shareholders “withheld” votes for election from such director (if ascertainable), the length of service and qualifications of the director whose resignation has been tendered, the director’s contributions to Global, whether by accepting such resignation Global will no longer be in compliance with any applicable law, rule, regulation or governing document, and whether or not accepting the resignation is in the best interests of Global and our shareholders.

In considering the Committee’s recommendation, the Board of Directors will consider the factors considered by the Committee and such additional information and factors that the Board of Directors believes to be relevant. We will promptly publicly disclose the Board of Directors’ decision and process in a periodic or current report filed with the SEC.

Executive Sessions. The non-management members of the Board of Directors meet at least three times each year in regularly scheduled executive sessions. Additional executive sessions may be scheduled by the non-management directors. The chairpersons of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee rotate presiding over these sessions.

Annual Board Self-Assessments. The Board of Directors has instituted annual self-assessments of the Board of Directors, as well as the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee, to assist in determining whether the Board of Directors and its committees are functioning effectively. In early 2007, the Board and each of its committees completed self-evaluations and reviewed and discussed the results. The Nominating and Corporate Governance Committee oversees this evaluation process.

Board Committee Charters. The Board of Directors has adopted written charters for the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Each committee reviews and evaluates the adequacy of its charter at least annually and recommends any proposed changes to the Board of Directors for approval.

Availability of Corporate Governance Materials. You may access all committee charters, our Articles of Incorporation and By-Laws, our Director Independence Standards, our Business Ethics Policy, our Majority Voting Policy and other corporate governance materials in the “Corporate Governance” section of our website at http://www.globalaircraftsolutions.com/. You also may receive copies without charge by writing to us at: Global Aircraft Solutions, Inc., 6901 S. Park Ave., Tucson, AZ 85706 Attention: Investor Relations.

BOARD MEETINGS AND COMMITTEE MEMBERSHIP

The Board of Directors held four meetings during 2006. Each director attended at least 75% of the meetings of the Board of Directors and committees on which he or she served. Each director is expected to attend, absent unusual circumstances, all annual and special meetings of shareholders. All directors attended the 2006 Annual Meeting of Shareholders.

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board of Directors has adopted a written charter for each of these committees. You can find a complete copy of each committee charter in the “Corporate Governance” of our website at http://www.globalaircraftsolutions.com/. The following table sets forth the current membership of these committees.

Name	Audit	Compensation	Nominating & Corporate Governance
Seymour Siegel	X (Chair)	X	X

Lawrence Mulcahy	X	X	X (Chair)

Gordon Hamilton	X	X (Chair)	X

Audit Committee. The purpose of the Audit Committee is to assist the Board of Directors in fulfilling the Board of Directors’ oversight responsibilities on matters relating to:

o	the integrity of our financial statements;
o	the independent registered public accounting firm’s qualifications and independence;
o	the performance of our internal audit function and independent registered public accounting firm;
o	our compliance with legal and regulatory requirements;
o	preparing the report required by the rules of the SEC to be included in our annual proxy statement; and
o	engaging in such other matters as may from time to time be specifically delegated to the Committee by the Board of Directors.

The Audit Committee met four times during 2006. Each member of the Committee is independent as defined in the corporate governance listing standards of NASDAQ and our Director Independence Standards. The Board of Directors has determined that Mr. Siegel is an “audit committee financial expert,” as that term is defined by SEC regulations.

Compensation and Management Development Committee. The purpose of the Compensation and Committee is to assist the Board of Directors in fulfilling the Board of Directors’ oversight responsibilities on matters relating to:

o	compensating our management, which includes our executive officers;
o	overseeing our management succession planning;
o	producing a compensation committee report required by the rules of the SEC to be included in our annual proxy statement; and
o	engaging in such other matters as may from time to time be specifically delegated to the Committee by the Board of Directors.

The Compensation Committee met four times during 2006. Each member of the Committee is independent as defined in the corporate governance listing standards of NASDAQ and our Director Independence Standards.

Process for Determining Director and Executive Compensation. The Committee reports to the Board of Directors on all compensation matters regarding our directors, executive officers and other key salaried employees. The Committee annually reviews and approves the compensation for our directors, executive officers and other key salaried employees. The Committee does not generally delegate any of its authority to other persons, although it has the power to delegate authority to subcommittees. The Committee relies upon our executive officers and other employees in order to assist the Committee in performing its duties.

As explained in more detail under the heading “Compensation Discussion and Analysis,” we generally want to pay our executive officers compensation that is competitive in the marketplace. Likewise, we also want to pay our directors competitive compensation. Our Director of Human Resources and his staff usually work directly with the Compensation Committee to compile the market compensation information. We use that information as a starting point to set compensation levels for our directors and executive officers.

The Committee relies upon our Director of Human Resources and his staff for input in setting director and executive officer compensation levels. Our Director of Human Resources may also make recommendations to the Committee for director compensation. With regard to executive officer compensation, management generally makes recommendations to the Committee and plays a more active role in the compensation setting process, including the evaluation of executive officer performance and making recommendations with regard to salary levels, annual cash incentive compensation, long-term annual compensation awards (restricted stock and stock options) and other employee benefits.

Prior to providing recommendations to the Committee at its formal meetings, our Director of Human Resources generally will meet with our Chief Executive Officer to review the recommendations, except for recommendations concerning our Chief Executive Officer’s compensation. Our Chief Executive Officer and our Director of Human Resources also will meet with the Chair of the Committee prior to Committee meetings to review the agenda for the meeting and the compensation recommendations. Our Chief Executive Officer and our Director of Human Resources generally attend all Committee meetings. Our Director of Human Resources serves as secretary for the Committee at its meetings. Our Chief Executive Officer is excused from that part of the meeting during which the Committee discusses his annual performance evaluation and compensation.

Nominating and Corporate Governance Committee. The purpose of the Nominating and Corporate Governance Committee is to assist the Board of Directors in fulfilling the Board of Directors’ oversight responsibilities on matters relating to:

o	identifying individuals qualified to become members of the Board of Directors;
o	recommending to the Board of Directors the director nominees for election as directors;
o	recommending to the Board of Directors the director nominees for each committee of the Board of Directors;
o	reviewing, developing and recommending to the Board of Directors a set of corporate governance guidelines;
o	guiding the Board of Directors in its annual evaluation of the Board of Directors’ performance; and

o	engaging in such other matters as may from time to time be specifically delegated to the Committee by the Board of Directors.

The Nominating and Corporate Governance Committee met two times in 2006. Each member of the Committee is independent as defined in the corporate governance listing standards of NASDAQ and our Director Independence Standards.

Director Qualifications. The Committee seeks a diverse group of candidates who possess the appropriate characteristics, skills, experience and time to make a significant contribution to the Board of Directors, Global and our shareholders. Each candidate will be evaluated in the context of the Board of Directors as a whole, with the objective that the Board of Directors can best perpetuate Global’s success and represent shareholders’ interests through the exercise of sound business judgment using the directors’ diversity of experiences. Each candidate shall have the highest personal and professional character and integrity, and shall have demonstrated exceptional ability and judgment in their respective endeavors. Candidates must possess sufficient time to effectively carry out their duties and responsibilities.

In considering the composition of the Board of Directors as a whole, the Board of Directors considers the following skills and experiences of each individual candidate

o	Management;

o	Financial Expertise;

o	Marketing, Sales; and

o	Aviation Experience

In addition, the Board of Directors considers such other skills and experiences as it deems appropriate given the then-current needs of the Board of Directors and Global.

The Committee may employ professional search firms (for which it would pay a fee) to assist it in identifying potential members of the Board of Directors with the desired skills and disciplines.

Consideration of Candidates Recommended by Shareholders. The Committee’s policy with respect to the consideration of director candidates recommended by shareholders is that the Committee will consider such candidates on the same basis and in the same manner as it considers all director candidates. Recommendations are required to include information about the background and qualifications of the candidate. You may find a description of these requirements in the “Corporate Governance” section of our website at www.globalaircraftsolutions.com. Shareholders may submit recommendations, along with proof of shareholder status, in writing to Chairperson, Nominating and Corporate Governance Committee, c/o Corporate Secretary, Global Aircraft Solutions, Inc., 6901 S. Park Ave., Tucson, AZ 85706.

BIOGRAPHICAL INFORMATION

The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ian Herman: CEO/CFO/Chairman. From 2002 through the present, Mr. Herman has served as the CEO/CFO and Chairman of Global Aircraft Solutions, Inc. and its subsidiaries. As of June 1, 2006, Mr. Herman resigned from his position as CFO when the Company hired Mr. Sankar to assume this position. From June 1, 2006 through the present Mr. Herman has served as CEO and Chairman of the Company. From 2000 through the present, Mr. Herman has been the President of The Financial Capital, Inc., which is engaged in financial and business consulting. From 1995-2000, Mr. Herman was Chairman and a Board Member for the British government handling major inward investments into the United Kingdom as well as administering and evaluating projects in diverse industries totaling more than $200,000,000.00. During his tenure with the British government, Mr. Herman was awarded the Freedom of the City of London in recognition of his services. During the period of 1990–1999, Mr. Herman was the Chief Executive Officer of his own accounting and business consulting business specializing in publishing, healthcare, telecommunications, airlines, manufacturing and information technology. From 1988-1990 Mr. Herman was Chairman and Chief Executive Officer for British World Airlines Limited.

John B. Sawyer: President, Chief Operating Officer and Director. From May 2002 through the present, Mr. Sawyer has been the President of Global Aircraft Solutions, Inc. From 1998 through May 6, 2002, John Sawyer was Chief Operating Officer of Hamilton Aviation, Inc. From 1996 until 1997, Mr. Sawyer was president of Matrix Aeronautica S.A. de C.V., a Mexican repair station located in Tijuana, Baja California. John received an A.A. in Aerospace Engineering from the University of Texas (Austin). In 1986 John joined Pan American World Airways based in Berlin, Germany. Subsequent to that he worked as a Production Foreman at Raytheon, a Quality Control Supervisor at TIMCO, a Heavy Maintenance Representative for World Airways, and Director of Quality Control at Federal Express Feeder.

Govindarajan Sankar: Chief Financial Officer. Mr. Sankar was hired as CFO for the Company as of June, 2006 and serves in that capacity through the present. Mr. Sankar has fifteen years of aviation related experience, including approximately seven years as an accounting manager and controller at a USAir Group Subsidiary (1989 to 1995), and approximately eight years as Director of Airline Finance at DHL Airways (1995 to 2003). He also served as CFO for First Student, second largest school transportation company.(2003-2005). He has a MBA from Wright State University, Dayton, OH.

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

Seymour Siegel: Director. Mr. Siegel is a principal in the business consulting group of Rothstein, Kass & Company, P.C. Rothstein, Kass & Company is a national firm of accountants and consultants with over 800 members and offices in 8 cities. Mr. Siegel was managing partner and founder of Siegel Rich and Co., P.C., which merged into Weiser & Co., LLP, a large regional firm where he was a senior partner until forming Siegel Rich Inc. in 1994, which in April 2000, became a division of Rothstein Kass. Mr. Siegel is also currently the Chairman of the Audit Committee of Hauppauge Digital, Inc., Emerging Vision, Inc., and Gales Industries, Inc.

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

The following persons are considered significant employees of our World Jet, Inc subsidiary:

Philip S. Watkins, Chief Operating Officer. 22 years in the Aviation industry, Phil joined the Hamilton repair organization in 2000 as the Director of Maintenance and advanced to Vice President of Operations. Joined World Jet in Sept 2006. Prior positions with TIMCO, WVAC, Lockheed, Kaman Aerospace, & US Navy.

Tina Longo,Vice President of Outside Sales & Purchasing. Native Tucsonan, 30 years in the Aviation Parts industry, 15 years with the Hamilton repair station organization as Director of purchasing/materials. Prior positions with Lockheed Aerospace, Intertech Aviation, Dynair Corp, and Gates LearJet.

Exclusion of Director Liability

Pursuant to the General Corporation Law of Nevada, Global’s Certificate of Incorporation excludes personal liability on the part of its directors to Global for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or for improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director’s liability under federal or applicable state securities laws.

Code of Ethics

We have adopted a Code of Ethics and Business Ethics Policy, which apply to all of our directors, officers and employees. Our Business Ethics Policy includes additional ethical obligations for our senior financial management (which includes our chief executive officer, our chief financial officer, and the controller, treasurer and principal financial and accounting personnel in our operating groups and corporate departments). Our Business Ethics Policy is available in the “Corporate Governance” section of our website at www.globalaircraftsolutions.com and our Code of Ethics is available atwww.hamaerotech.com.

Audit Committee and Financial Expert

Our board of directors has determined that Seymour Siegel is an “audit committee financial expert” as that term is defined by SEC Regulations. We have separately designated a standing audit committee. Gordon Hamilton, Lawrence Mulcahy and Seymour Siegel are independent directors as that term is defined by our Director Independence Standards and are members of our audit committee.

ITEM 11.    EXECUTIVE COMPENSATION

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

COMPENSATION DISCUSSION AND ANALYSIS

     Objectives. We design our compensation programs to maintain a performance and achievement-oriented environment throughout our company. We also design our compensation programs to attract, hire, retain and motivate talented and skilled individuals at all levels of our company. We have designed our executive compensation program with these same goals in mind.

     Generally, we want to pay our executives compensation that is competitive in the marketplace. We review the median compensation paid to executives at other comparable aviation companies. We use this information as a starting point to set compensation levels for our executives. When setting compensation levels, we also take into account other factors such as the level of responsibility of the executive, the performance of the executive, the experience and tenure of the executive, the compensation of the executive compared to the compensation of other key salaried employees, and the performance of our company and our business units. In order to build a viable and commercially competitive company, our executive officers have historically agreed to accept less than the market rate for executives at similar companies.

Since our stock is traded on the OTCBB, which does not define director independence nor provide for corporate governance standards, the Company has elected to adopt corporate governance and independence standards in accordance with the standards promulgated by NASDAQ

     The Compensation Committee. The Compensation Committee assists our Board of Directors in fulfilling our Board’s oversight responsibilities to administer our executive compensation program and each member of the Committee is independent as defined in the corporate governance listing standards of the NASDAQ and our director independence standards.

     The Committee reports to the Board of Directors on all compensation matters regarding our executives and other key salaried employees. The Committee annually reviews and approves the compensation (including annual base salary, annual cash incentive compensation, long-term incentive compensation and other employee benefits) for our executives and other key salaried employees. You may learn more about the Committee’s responsibilities by reading the Committee’s Charter, which is available in the “Corporate Governance” section of our website at www.globalaircraftsolutions.com.

     Components of Compensation. The major components of our executive compensation program are the following:

o	Competitive base salaries which reflect, in part, individual performance;

o	Additional annual cash incentive compensation based on the achievement of financial and other performance goals;

o	Stock-based incentive compensation through the granting of stock options and performance-based restricted and S-8 stock; and

o	Other employee benefits, including perquisites.

     The 2006 Summary Compensation Table sets forth amounts for these components that we paid to our Chairman and Chief Executive Officer, our President, our Chief Financial Officer and our three other highest paid executives for 2006. We refer to these executives as our named executives.

We compensate our executives principally by using a combination of short-term compensation (salary and annual cash incentive compensation) and long-term compensation (stock options, restricted stock and S-8 Stock). We determine the mix of short-term and long-term compensation by using market compensation information. Accordingly, we do not have a specific policy for the allocation of compensation between short-term and long-term compensation or cash and equity compensation. We tie our annual cash incentive compensation and long-term incentive compensation to the achievement of performance goals or to the value of our common stock. We believe it is important that a portion of our executives’ incentive compensation is dependent upon the price of our common stock in order to align the interests of our executives with the interests of our shareholders. However, since the price of our common stock is subject to some factors outside of the control of our company and our executives, we believe it is also important that a portion of an executive’s incentive compensation be tied to performance goals relating to the operations of our company. We select performance goals that we believe help to drive our business and create value for our shareholders.

Our Starting Point. We offer our executives annual base salaries, annual cash incentive compensation, long-term incentive compensation and other employee benefits that are intended to be competitive with those offered at similar aviation repair, maintenance, modification and sales companies. We review compensation paid at these companies because their business activities make them most comparable to us. Most of our direct competitors are larger companies, so we use their executive compensation figures as a starting point and then adjust downward for size. We also believe these companies likely compete with us for executive talent. These companies change from time to time. We may also use general compensation surveys sponsored by nationally recognized compensation consulting firms to assist us in making compensation decisions.

These peer companies included:

AAR

TIMCO

Tramco

In January 2007, we increased Mr. Sawyer’s base salary to $340,000.00. Prior to setting Mr. Sawyer’s new compensation, we compiled additional market compensation information for presidents of similarly situated companies. We discovered that the median amount of salary, annual cash incentive compensation, long-term incentive compensation and total direct compensation paid to presidents at: (a) the peer companies was in excess of $1,000,000. Using this information, we established an appropriate compensation package for Mr. Sawyer

     Use of Total Compensation Evaluations. When approving changes in compensation for our named executives, we also prepare Total Compensation Evaluations for each executive. These Evaluations set forth the dollar amounts of all components of each named executive’s current compensation, including salary, annual cash incentive compensation, long-term incentive compensation, retirement and savings programs, health and welfare programs and other executive benefits, including perquisites. These Evaluations allow the Committee and management to review how a change in the amount of each compensation component affects each named executive’s total compensation and to review each named executive’s total compensation in the aggregate. Based upon the review of the Evaluations, the Committee determined the total compensation, in the aggregate, for our named executives to be reasonable and not excessive.

     Base Salary. We pay salaries to our employees to provide them with a base compensation for the day-to-day performance of their job responsibilities. We assign pay grades to salaried positions at our company. Each pay grade has a salary range. When assigning a pay grade for an executive position, we review the salary range against size-adjusted median base salaries at the peer companies based upon the position and level of responsibility. The Committee reviews salary grades for our executives annually and makes adjustments to these grades as deemed necessary or appropriate to maintain competitiveness. Once we determine a range, we set salary levels within the range based upon other factors, including the executive’s performance, experience and tenure in his particular position.

     Annual salary increases are based on the overall annual salary budget guidelines for our company and an evaluation of the executive’s performance. As part of our annual budget process, we review our overall salary structure to ensure that it remains competitive. Each executive undergoes a performance review. The executive’s performance for the prior year is reviewed by his direct supervisor or, with respect to the performance of the Chairman and Chief Executive Officer, the President and Chief Financial Officer by the Committee. The Committee reviews and approves the base salary of each executive annually and at other times in connection with any promotion or other change in responsibility.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity Incentive Plan Compensation $	Change in Pension Value and Non-qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Ian Herman,	2006	150,967	40,000					5,000	195,967
Chairman & CEO

Govindarajan	2006	84,523	20,000	59,375				27,485	191,383
Sankar, CFO*

John B Sawyer,	2006	237,500	80,000					25,000	342,500
President & COO

Phil Watkins	2006	117,731	10,000	24,000					151,731
COO @ World Jet

Alan Abate, Sr. VP	2006	124,077	12,500						136,577
Administration
@ HAT

David Querio,	2006	117,653	12,500					5,000	134,153
COO Maintenance
@ HAT

*Assumed position June 1, 2006, annual salary $150,000. (Prior to Mr. Sankar, Ian Herman served jointly as CEO and CFO).

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SAR's Granted	% of Total Options/SAR’s Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Seymour Siegel	10,000	33.3	$ 1.03	5/27/2011

Alfredo Mason	10,000	33.3	$ 1.03	5/27/2011

Lawrence Mulcahy	10,000	33.3	$ 1.03	5/27/2011

AGGREGATED OPTION’SAR EXERCISES IN LAST FISCAL YEAR and
FISCAL YEAR-END OPTION/SAR VALUES

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise	Value Realized ($)	Exercisable	Unexercisable
Ian Herman	None	N/A	133,334	N/A
John B. Sawyer	None	N/A	766,666	N/A
Seymour Siegel	None	N/A	10,000	N/A
Alfredo Mason	None	N/A	10,000	N/A
Lawrence Mulcahy	None	N/A	10,000	N/A

2002 Compensatory Stock Option Plan

Global has adopted the 2002 Compensatory Stock Option Plan for officers, employees, directors and advisors (the “2002 CSO Plan”). The shareholders have not yet approved this plan however, under our by-laws the directors are empowered to issue options and shares under the plan. Global has reserved a maximum of 3,000,000 Common Shares to be issued upon the exercise of options granted under the 2002 CSO Plan. The 2002 CSO Plan will not qualify as an “incentive stock option” plan under Section 422A of the Internal Revenue Code of 1986, as amended. The Board of Directors or other plan administrator will grant options under the 2002 CSO Plan at exercise prices to be determined. With respect to options granted pursuant to the 2002 CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Global will be entitled to a compensating deduction (which it must expense) in an amount equal to any taxable income realized by an optionee as a result of exercising the option. The Board of Directors administers the 2002 CSO Plan. Options to purchase an aggregate of 1,035,000 shares of Global common stock have been granted under the 2002 CSO Plan Options to purchase 930,000 shares were outstanding at December 31, 2006.

2003 Employee Stock Compensation Plan

Global has adopted the 2003 Employee Stock Compensation Plan for officers, employees, directors and advisors (the “2002 ESC Plan”). The shareholders have not yet approved this plan however, under our by-laws the directors are empowered to issue options and shares under the plan. Global has reserved a maximum of 5,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and Global will recognize a compensating deduction at such time. The Board of Directors administers the ESC Plan. 4,657,000 shares of Common Stock available under the ESC Plan have been awarded and 4,657,500 shares had been issued at December 31, 2006.

Compensation of Directors

On March 27, 2006, the Compensation Committee agreed that as of the next ratification of the Board of Directors of the shareholders all outside directors shall receive uniform compensation. All outside directors shall receive a one-time award of 10,000 shares plus options for 10,000 shares upon their election. Thereafter, each shall receive an additional award of 10,000 shares plus options for 10,000 shares upon successful completion of each year of service. In addition to the award shares each member shall receive an annual retainer of $20,000. Each Audit Committee member shall receive an additional annual retainer of $6,000, while each Compensation Committee member shall receive an additional annual retainer of $4,000. All Board members shall be paid a fee of $1,000 for each scheduled meeting attended. Audit committee members will be paid a fee of $1,000 for each scheduled Audit Committee meeting attended. Compensation Committee members shall be paid a fee of $500 for each scheduled Compensation Committee meeting attended.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 23, 2007 , the stock ownership of each officer and director of Global, of all officers and directors of Global as a group, and of each person known by Global to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of Global, except as noted.

NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF COMMON STOCK OWNED BENEFICIALLY		PERCENT OF COMMON STOCK OUTSTANDING (1)
Ian M. Herman	2,446,834	(2)	6.15%
John B. Sawyer	2,366,666	(3)	5.86%
Lawrence Mulcahy	130,000	(4)	*
Alfredo Mason	120,000	(5)	*
Govindarajan Sankar	62,500	(6)	*
Seymour Siegel	30,000	(7)	*
All Directors and Executive Officers			12.73%
as a Group

* Represents an individual as the beneficial
owner of less than 1% of the outstanding
common stock

Barron Partners	7,200,000	(8)	15.37%
730 Fifth Ave
9th Floor
New York, NY 10019

Ewing & Partners	5,675,000	(9)	14.32%
4514 Cole Ave
Suite 808
Dallas, Tx75205

Contrarian Capital Management, LLC	4,000,000	(10)	10.09%
411 West Putnam Ave
Suit 225
Greenwich, CT 06830

Delta Offshore	3,000,000	(11)	7.57%
900 Third Ave
5th Floor
New York, NY 10022

Silverpoint	2,000,000	(12)	5.05%
Two Greenwich Plaza
1st Floor
Greenwich, CT 06830

1

Percent of common stock is based on 39,636,301 shares of common stock issued and outstanding on March 23, 2007 with beneficial ownership being determined in accordance with the rules of the SEC and including voting or investment power with respect to securities. Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children or certain other relatives residing with such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of March 23, 2007. Percent of class Owned is based on the 39,636,301 shares of common stock issued and outstanding on March 23, 2007 plus any shares that may be acquired by that individual stockholder as a result of the exercise of existing options or warrants within 60 days after March 23, 2007.

2

Consists of 133,334 shares of common stock issuable to Mr. Herman upon the exercise of options granted. Based on the December 31, 2006 Schedule 13G filed by Rochdale Investment Management, LLC, all shares of common stock, exclusive of the 133,334 shares underlying an option, are held in trust by Rochdale Investment Management, LLC as the trustee for the Herman Family Trust. Of the total shares, Rochdale Investment Management Group has sole voting and dispositive power over 2,313,500 shares.

3	Consists of 766,666 shares of common stock issuable to Mr. Sawyer upon the exercise of options granted

4

100,000 shares issued, as per agreement, in return for two year’s service on the Board. Additional 10,000 shares issued, plus 10,000 shares of common stock issuable to Mr. Mulcahy upon exercise of options granted

5

  100,000 shares issued, as per agreement, in return for two year’s service on the Board. Additional 10,000 shares issued, plus 10,000 shares of shares of common stock issuable to Mr. Mason upon exercise of options granted

6	10,000 shares issued and 20,000 shares of common stock issuable upon exercise of options granted

7	62,500 shares of common stock issued per employment agreement revised December 5, 2006.

8	All shares of common stock that may be acquired by the exercise of a $1.36 warrant

9

In setting forth this information, the Company relied upon the February 9, 2007 Schedule 13G filing of Ewing & Partners, Timothy Ewing, Ewing Asset Management, LLC, Endurance General Partners, LP and Endurance Partners (Q.P.), L.P. Of the total shares, Ewing & Partners, Timothy Ewing, Ewing Asset Management, LLC, Endurance General Partners, LP had sole voting and dispositive power over all the shares and Endurance Partners (Q.P.), L.P. had sole voting and dispositive power over 4,447,871 shares and there is no shared voting or dispositive power.

10

In setting forth this information, the Company relied upon the August 8, 2005 Schedule 13G filing of Contrarian Capital Management. Of the total shares, Contrarian Capital management, LLC had shared voting and dispositive power over all the shares and Contrarian Equity Fund, LP had shared voting and dispositive power over 3,355,669 shares. No amendments have been filed to this Schedule 13G.

11

In setting forth this information, the Company relied upon the August 10, 2005, joint filing of Schedule 13G of Delta Offshore, Ltd. and Trafelet & Company, LLC. Of the total shares, Trafelet & Company had shared voting and dispositive power over all the shares and reporting entity Delta Offshore, Ltd. had shared voting and dispositive power over 1,599,900 shares. No amendments have been filed to this Schedule 13G.

12

In setting forth this information, the Company relied upon the July 27, 2005 joint filing of Schedule 13G of Silverpoint Capital, LP, Edward Mule and Robert O’Shea. Of the total shares, Silverpoint Capital, LP had sole voting and dispositive power over all the shares and reporting persons Edward Mule and Robert O’Shea had shared voting and dispositive power over all of the shares. No amendments have been filed to this Schedule 13G.

ITEM 13.    Certain Relationships and Related Transactions.

There were no transactions, or series of transactions, for the years ended December 31,2006, 2005, 2004 or 2003 to which Global was a party, in which the amount exceeds $60,000, and in which to the knowledge of Global, any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

Item 14.    Principal Accountant Fees and Services.

The following table represent aggregate fees billed to the Company for the years ended December 31, 2005 and 2006 by Larry O’Donnell, CPA, P.C., the company’s former principal accounting firm, and for the year ended December 31, 2006 by Epstein, Weber & Conover, PLC, the Company’s current principal accounting firm.

	Year Ended December 31,
	2006	2005

Audit Fees	$63,020	$15,850

Audit-related Fees (a)	25,305	4,600

Tax Fees (b)	7,830	1,000

All Other Fees (c)	685	5,250

Total Fees (d)	$96,840	$26,700

(a)	Primarily audit services for acquisitions and review services
(b)	Primarily tax returns, advice and planning
(c)	Primarily advisory services relating to compliance with reporting requirements
(d)	All fees have been approved by the Audit Committee. All work was performed by the principal accounting firm’s full-time permanent employees.

The Audit Committee has considered whether performance of services other than audit services is compatible with maintaining the independence of Epstein, Weber & Conover, PLC

In 2004, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services Moss Adams, L.L.P., formerly Epstein, Weber & Conover, LLP, the Company’s independent auditor, may provide to the Company, including audit services and permitted audit-related and non-audit services, be pre-approved by the Committee.

PART 1V

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)

Exhibits. The following exhibits are filed with this report, except those indicated as having previously been filed with the Securities and Exchange Commission and incorporated by reference to another report, registration statement or form

(b)

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

3.2	Bylaws of Renegade Venture Corporation, incorporated by reference to Exhibit 3.2 to registration statement on form S-18, file No.33-30476 dated August 11, 1989 ................................ 1

3.5	Amendment to Articles of Incorporation of RenegadeVenture Corporation, incorporated by reference from Exhibit 3.5 to Form 8-K dated August 16, 1996 ........... 1

3.6

Articles and Certificate of Merger dated September 18, 1997, between Renegade Venture Corporation and Renegade Venture (Nev.) Corporation, a Nevada corporation, with Merger Agreement attached thereto as Exhibit A, incorporated by reference to Exhibit 2.1 to Form 8-K dated October 2, 1997. ............... 1

3.7	Certificate of Incorporation of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K old-fashioned October 2, 1997................. 1

3.8	Bylaws of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.2 to Form 8-K dated October 2, 1997..................................... 1

3.9	Articles of Incorporation of Johnstone SoftMachine Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K dated May 1, 2003 ............................ 1

3.9	SoftMachine Corporation, incorporated by reference to Exhibit 3.2 to Form 8-K dated May 1, 2003......................................... 1

3.11	Articles of Incorporation of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K dated May 3, 2003................... 1

3.12	Bylaws of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K dated May 3, 2003......................................... 1

3.13	Amendment to Articles of Incorporation/By-Laws incorporated by reference to Form 8-K dated 12/16/04..................................1

3.14	Amended and Restated Articles of Incorporation of Global dated December 10, 2004 incorporated by reference to the SB-2 registration effective February 8, 2006

14.1	Code of Ethics, incorporated by reference to 10-KSB dated December 31, 2004.......................................1

23.1	Consent of Independent Registered Public Accounting Firm..........................2

23.2	Consent of Independent Registered Public Accounting Firm..........................2

23.3	Consent of Independent Registered Public Accounting Firm..........................2

31.1	Rule 13a –14/15d –14 (a) Certifications...........................2

32.1	Section 1350 Certifications..............................................2

99.1	1997 Compensatory Stock Option Plan, incorporated by reference to Exhibit 10.1 to Form 8-K dated October 2, 1997............................................... 1

99.2	1997 Employee Stock Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K dated October 2, 1997..................................... 1

99.3	2002 Compensatory Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K dated May 1, 2002....................................................... 1

1 — Incorporated by reference to another registration statement, report or document.

2 — Included as part of this Report.

Filed during 2005:

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was a Press release of global aircraft solutions, Inc. issued January 20, 2005...........................1

Item 1.01 and Item 2.03, Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation of a Registrant, respectively and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Form of Loan Agreement among Global Aircraft Solutions, Inc., Hamilton Aerospace Technolgies, Inc. and World Jet Corporation as borrowers and Bank as lender; 99.2, Form of Promissory Note by Global Solutions, Inc., Hamilton Aeropsace Technologies, Inc. and World Jet Corporation in favor of Bank as Lender; 99.3, Form of Acknowledgement of Closing date of Line of Credit, issued July 14, 2005............................1.

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was Press Release of Global Aircraft Soluions, Inc. issued August 15, 2005.........1.

Item 1.01, Entry into a Material DefinitiveAgreement and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Operating agreement of Jetglobal, LLC and 99.2, Press Release of Global Aorcraft Solutions, Inc. issued September 1, 2005……………1.

Item 1.01, Entry into a Material DefinitiveAgreement and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Operating Agreement of Jetglogbal, LLC; 99.2, Press Release of Global Aircraft Solutions, Inc. issued September 1, 2005; 99.3, Aircraft Sale & Purchase Agreement between Jetglobal,LLC and Jetran, LLC, issued September 9, 2005……………1

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial statements and Exhibits. The exhibit was 99.1 Aircraft Sale and Purchase Agreement dated November 14, 2005...............................1

Item 1.01, Entry into a Material Definitive Agreement, issued November 16, 2005.............................1

Item  1.01 and Item 2.03, Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation of a Registrant, respectively and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Press Release of Global Aircraft Solutions, Inc. dated December 13, 2005 and 99.2, Form of Modificatin to Loan Agreement among Global Aircraft Solutions, Inc., Hamilton Aerospace Technologies, Inc. and World Jet Corporation as borrowers and Bank as lender issued December 14, 2005....................1

Item 2.02, Results of Operations and Financial Condition and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Transcript of November 16, 2005 Conference Call discussing financial performance and results of operations for fiscal quarter ended September 30, 2005, issued December 2, 2005………..1 Item 2.03 Creation of a direct FinancialObligation of a Registrant. And Item 9.01 Financial Statements and Exhibits. The exhibilts were 99.1, form of Loan Agreement between Hamilton Aerospace Technoloties, Inc. as Borrower and M&I Bank as Lender; 99.2, form of Promissory Note by Hamilton Aerospace Technologies, Inc. in favor M&I Bank as Lender; 99.3, Form of Security Agreement between Hamilton Aerospace Technologies, Inc., as grantors, in favor of M&I Bank as secured creditors; 99.4, form of Guaranty between Global Aircraft Solutions, Inc. (“Registrant”) and M&I Bank as Lender, issued February 8, 2005..........................1

Item 3.02, Unregistered Sales of Equity Securities, issued August 2, 2005 ................................1.

Item 3.02, Unregistered Sales of Equity Securities, issued September 13, 2005..............................1

Item  7.01. Regulation FD Disclosure Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Press Release of Global Aircraft Solutions, Inc. issued November 17, 2005............1

Item 7.01, Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Global Aircraft Solutions, Inc. December 6, 2005 investor Presentation issued December 7, 2005.............1

1 — Incorporated by reference to another registration statement, report or document.

2 — Included as part of this Report.

(b)   Reports on Form 8-K.

Filed during 4th Quarter of 2006:

Issued November 24, 2006, Item 2.02, Results of Operations and Financial Condition, Item 7.01 Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits. The exhibit is the transcript of the November 17, 2006 Conference Call discussing financial performance and results of operation for fiscal quarter ended September 30, 2006.

Issued November 15, 2006, Item 2.02, Results of Operations and Financial Condition, Item 7.01, regulation and Disclosure, and Item 99.1, Financial Statements and Exhibits. The exhibit was 99.1, Copy of November 15, 2006 Press Release.

Filed during 1st, 2nd and 3rd quarters of 2006:

Issued August 28, 2006, Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation and Disclosure, and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Transcript of Conference Call of August 15, 2006 discussing financial performance and results of operations for fiscal quarter ended June 30, 2006.

Issued May 22, 2006, Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure, and Item 9.01 Financial Statements and Exhibits. The exhibit was the transcript of the May 18, 2006 Conference Call discussing financial performance for fiscal quarter ended March 31, 2006.

Issued May 19, 2006, Item 7.01 Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was the Investor Presentation on May 18, 2006.

Issued May 16, 2006, Item 2.02, Results of Operations and Financial Condition and Item 9.01, Financial Statements and Exhibits. The exhibit was a copy of the May 16, 2006 Press Release.

Issued May 16, 2006, Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits. The exhibits were copy of April 25, 2006 Press Release and copy of May 16, 2006 Press Release.

Issued May 4, 2006, Item 1.01, Entry into a Material Definitive Agreement, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, Item 9.01, Financial statements and Exhibits. The exhibit was a Press Release issued May 3, 2006.

Issued April 25, 2006, Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits. The exhibit was a copy of the April 25, 2006 Press Release.

Issued April 13, 2006, Item 2.02 Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was the transcript of April 10, 2006 Conference Call discussing financial performance and results of operations for fiscal year ended December 31, 2005.

Issued April 11, 2006, Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits. The exhibit was copy of April 10, 2006 Press Release.

Issued January 30, 2006, Item 1.01, Entry into a Material Definitive Agreement, Item 2.03, Creation of a Direct Financial Obligation of a Registrant and Item 9.01, Financial Statements and Exhibits. The Exhibits were Press Release dated December 13, 2005 and a Form of Modification to Loan Agreement with M&I Bank as lender.

Issued January 25, 2006, Item 1.01, Entry into a Material Definitive Agreement and Item 9.01, Financial Statements and Exhibits. The exhibits were Operating Agreement for Jetglobal, LLC, Press Release issued September 1, 2005 and Aircraft Sale & Purchase Agreement between Jetglobal, LLC and Jetran, which is the subject of a request for confidential treatment.

Issued January 11, 2006, Item 4.01, Changes in Registrant’s Certifying Accountant, Item, 5.02, Departure of Directors or Principal Officers; Election of Directors; appointment of Principal Officers, Item 9.01, Financial Statements and Exhibits. The exhibits are Letter from Larry O’Donnell CPA, PC to the SEC and January 9, 2006 Press Release announcing the Change in Registrant’s Certifying Accountant and the addition of a member to the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2007

GLOBAL AIRCRAFT SOLUTIONS, INC.

By: /s/ Ian Herman Ian Herman, Chaiman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ian Herman	Chairman of the Board of Directors,	April 15, 2007
Ian Herman	Chief Executive Officer and Director

/s/ John B. Sawyer	President, Chief Operating Officer and Director	April 15, 2007
John B. Sawyer

/s/ Lawrence Mulcahy	Director	April 15, 2007
Lawrence Mulcahy

/s/ Govindrajan Sankar	Chief Financial Officer	April 15, 2007
Govindarajan Sankar

/s/ Patricia Graham	Principal Accounting Officer	April 15, 2007
Patricia Graham

Larry O'Donnell, CPA, P.C.
Telephone (303)745-4545		2228 South Fraser Street
Unit 1
Aurora, Colorado 80014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
          of Global Aircraft Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Global Aircraft Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Aircraft Solutions, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements the Company intends to divest its 30% ownership interest in Jetglobal,LLC.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006 the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/    Moss Adams LLP

Scottsdale, Arizona
April 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
          of Global Aircraft Solutions, Inc.:

We have audited the accompanying consolidated balance sheet of Global Aircraft Solutions, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

/s/   EPSTEIN, WEBER & CONOVER, PLC
        Scottsdale, Arizona
        April 3, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Global Aircraft Solutions, Inc.
Tucson, Arizona

I have audited the accompanying balance sheet of Global Aircraft Solutions, Inc. (formerly Renegade Venture (Nev.) Corporation ,as of December 31, 2004, and the related statements of loss, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Aircraft Solutions, Inc. (formerly Renegade Venture (Nev.) Corporation as of December 31, 2004, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Larry O’Donnell, CPA, P.C.
March 25, 2005

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Balance Sheets
December 31, 2006 and 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$ 104,440	$ 368,013
Accounts receivable	7,870,799	4,751,546
Note receivable	455,859	1,997,868
Due from equity invester partner	3,946,414	2,888,006
Inventory	7,852,691	8,767,435
Restricted funds	65,500	98,500
Deferred income taxes	299,508	130,000
Other current assets	191,114	304,987

TOTAL CURRENT ASSETS	20,786,325	19,306,355

Property, plant and equipment	1,521,037	1,642,141
Investments		25,000
Equity in net assets of and advances to affiliates	6,063,067	3,687,276
Customer list, net		133,886
Agreement with vendor, net		28,490
Goodwill	38,992	38,992
Other assets	64,855	192,481

TOTAL ASSETS	$ 28,474,276	$ 25,054,621

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Balance Sheets
December 31, 2006 and 2005

LIABILITIES AND STOCKHOLDERS' EQUITY

	2006	2005
CURRENT LIABILITIES
Note payable	$ 5,101,568	$ 2,564,739
Accounts payable – trade	5,001,567	7,181,397
Customer deposits	541,878
Billings in excess of costs and estimated
earnings on contracts in progress	224,046	23,458
Accrued liabilities	493,404	570,724
Income taxes payable	735,466	685,904
Current maturities - capital leases	53,247

TOTAL CURRENT LIABILITIES	12,151,176	11,026,222

LONG-TERM LIABILITIES
Capitalized lease obligations	224,867
Deferred tax liability	344,027

TOTAL LONG-TERM LIABILITIES	568,894

TOTAL LIABILITIES	12,720,070	11,026,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000
Shares authorized in 2006 and 2005; 39,967,807and
38,998,215 issued in 2006 and 2005; 39,587,807 and
38,618,215 outstanding in 2006 and 2005	39,967	38,998
Additional paid-in capital	12,723,213	11,904,683
Deferred compensation		(80,000)
Contributed capital	620,289	620,289
Retained earnings	2,370,737	1,544,429

TOTAL STOCKHOLDERS' EQUITY	15,754,206	14,028,399

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 28,474,276	$ 25,054,621

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Statement of Operations
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net sales
	$ 34,542,195	$ 41,228,648	$ 30,851,118
Cost of sales	(25,748,049)	(30,842,461)	(24,195,426)
Inventory write down	(192,775)	(215,500)	(212,500)

Gross profit	8,601,371	10,170,687	6,443,192
Selling, general and administrative expenses	(8,591,738)	(7,780,332)	(4,826,519)
Penalties	(11,742)	(1,061)	(295,903)

Income (loss) from operations	(2,109)	2,389,294	1,320,770

Other income (expense):
Interest income	76,414	245,610	87,521
Interest expense	(587,183)	(386,927)	(329,023)
Gain on renegotiation of contract			1,144,502
Miscellaneous expense	(197,932)	(110)	(9,084)
Miscellaneous income	114,874	130,571	76,600
Gain on settlement with equity investee partner		1,268,970
Equity in income of unconsolidated affiliate	1,808,744	(157,874)

Income, before provision for income taxes
	1,212,808	3,489,534	2,291,286
Provision for income taxes	(386,500)	(366,178)

Net income
	$ 826,308	$ 3,123,356	$ 2,291,286

Net income per share, Basic
(2006 39,118,400 shares; 2005
33,848,722 shares; 2004 24,443,256 shares)	$ 0.02	$ 0.09	$ 0.09

Net income per share, Fully diluted
(2006 40,375,173 shares;
2005 35,260,671 shares; 2004 24,986,985 shares)	$ 0.02	$ 0.09	$ 0.09

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

	Shares	Common Stock $	Additional Paid in capital $	Contributed capital $	Accumulated earnings $	Total $
Balance on December 31, 2003	17,480,000	17,860	2,080,373	620,289	(3,870,213)	(1,151,691)

Shares sold	11,715,386	11,715	3,956,432			3,968,147

Shares issued for purchase
of World Jet	1,000,000	1,000	499,000			500,000

Shares issued on Options
exercised	55,000	55	17,545			17,600

Options issued			57,000			57,000

Shares issued	400,000	400	91,600			92,000

Compensation expensed			12,000			12,000

Shares vested on
employment agreements			320,000			320,000

Net income					2,291,286	2,291,286

Balance December 31, 2004	30,650,386	31,030	7,033,950	620,289	(1,578,927)	6,106,342

Shares sold	7,200,000	7,200	4,644,000			4,651,200

Shares issued under
non-cash warrant provisions	442,829	443	(443)			0

Options exercised	50,000	50	14,950			15,000

Shares issued,directors	200,000	200	76,800			77,000

Shares vested on
employment agreements	75,000	75	55,425			55,500

Net income					3,123,356	3,123,356

Balance December 31,2005	38,618,215	38,998	11,824,683	620,289	1,544,429	14,028,399

Exercise of warrants	387,092	387	95,767			96,154

Share-based payments to
directors	30,000	30	73,470			73,500

Stock issued to employees
for compensation	552,500	552	581,214			581,766

Tax effects of share-based
payments			148,079			148,079

Net income					826,308	826,308

Balance December 31, 2006	39,587,807	39,967	12,723,213	620,289	2,370,737	15,754,206

An additional 412,500 shares will be issued on the vesting dates of employment agreements now in force. (See table under Note 9)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005	2004
Increase (Decrease) in Cash and Cash
Equivalents:

Cash flows from operating activities:
Net income	$ 826,308	$ 3,123,356	$ 2,291,286

Adjustments to reconcile net income to
net cash used by operating
activities:
Equity in income of unconsolidated	(1,808,745)	157,874
affiliate
Gain on settlement with equity investee partner		(1,268,970)
Depreciation	582,710	489,818	325,966
Amortization	162,377	162,376	162,376
Write down of inventory	192,775	212,500	212,500
Deferred income taxes	175,118	6,400
Provision for bad debts	337,508	473,208	14,944
Loss on disposal of fixed	50,874
assets/investments
Gain from Renegotiation of Contract			(1,144,502)
Expenses paid with stock	617,459	326,594	476,613

Changes in Assets and Liabilities:
Accounts receivable	(4,003,930)	(2,775,131)	(3,584,402)
Prepaid expenses	190,625	(115,149)	(75,157)
Inventory	721,969	(5,260,186)	(1,631,494)
Investments			(25,000)
Restricted funds	33,000	(98,500)	(409)
Other current assets		56,384	83,906
Other non-current assets	127,027	(177,788)	(212,500)
Accounts payable - trade	(2,235,466)	4,535,546	2,269,999
Accounts payable - related parties		(6,219)	16,173
Customer deposits	541,878	(280,537)	252,737
Billings in excess of cost and
estimated earnings on
contracts in progress	200,588	(942,780)	642,552
Income taxes payable	49,563	374,722	208,989
Accrued liabilities	(77,320)	(272,908)	(414,735)

Net cash used by operating activities	(3,315,682)	(1,279,390)	(130,158)

Cash flows from investing activities:
Purchase of property, plant and	(187,261)	(499,827)	(1,388,070)
equipment
Purchase of World Jet, net of cash			(959,644)
acquired
Distributions from Jetglobal, LLC	300,000
Payments received on notes receivable	1,547,010	196,390
Investment in Jetglobal, LLC	(867,046)	(5,222,594)

Net cash provided (used) by investing activities	792,703	(5,526,031)	(2,347,714)

Cash flows from financing activities:
Proceeds from issuance of common stock	96,154	4,911,000	4,381,600
Payments related to common stock issued		(244,800)	(395,853)
Proceeds from bank loans	5,746,247	7,511,373	1,723,686
Repayments of bank loans	(3,419,839)	(4,949,634)	(1,851,400)
Due to factor		(604,409)	(394,391)
Excess tax payments from stock options exercised	148,188
Redemption of shares			(400,535)
Payments on notes payable	(280,496)
Payments on capital lease obligations	(25,846)
Other financing activities, net	(5,002)		(44,011)

Net cash provided by financing activities	2,259,406	6,623,530	3,019,096

Net increase (decrease) in cash and cash equivalents	(263,573)	(181,891)	541,224
Cash and cash equivalents at
beginning of year	368,013	549,904	8,680

Cash and cash equivalents at end of year	104,440	368,013	549,904

1.	Interest paid in 2006 was $558,644, in 2005 was $375,745 and in 2004 $329,023.
2.	No taxes were paid in 2004, $121,473 was paid in 2005, and $14,351 was paid in 2006.

     Schedule of non-cash investing and financing activities:

o

During the 4th quarter of 2005 $1,475,000 in accounts receivable was transferred to a Note receivable. The Note stipulated weekly payments of $52,993.76, had an interest rate of 8 % per annum, and was all due and payable on or before June 9, 2006. The Note was paid.

o

During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to Avolar Aero Lineas SA de CV. The due date of the note has been extended and the principal balance at December 31, 2006 was $300,000. The note bears interest at 6.5% per annum.

Property, plant and equipment increased $305,219 as a result of Capital Lease agreements. The actual cash payouts for capital lease obligations are reflected in cash flow statement.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2006, 2005 and 2004

1.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of Global Aircraft Solutions, Inc., formerly Renegade Venture (NEV.) Corporation and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. (“HAT”) and Johnstone Softmachine Corporation (“Johnstone”), and World Jet Corporation (“World Jet”), collectively, the “Company”. For accounting purposes, the transaction has been treated as an acquisition of Global, formerly Renegade Venture (NEV.) Corporation by HAT and as a recapitalization of Global, formerly Renegade Venture (NEV.) Corporation. The acquisition of 100% of World Jet, Inc. was finalized on July 15, 2003, with an effective date of January 1, 2003. As such, the financial statements reflect the accounting activity of HAT since its inception date of April 5, 2002 and of World Jet since January 1, 2004. Johnstone is currently inactive.

All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements.

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

On May 2, 2002, the Company acquired 100% of the common stock of Hamilton Aerospace Technologies Inc. (“HAT”) pursuant to a Stock Exchange Agreement whereby the former shareholders of HAT received 12,500,000 common shares of Renegade Venture (NEV.) Corporation, now Global Aircraft Solutions, Inc. Subsequent to this reverse merger there were 16,200,000 total common shares outstanding. HAT was formed on April 5, 2002 and commenced operations on April 15, 2002. HAT provides large aircraft maintenance, repair and modification services to owners and operators of large transport-category commercial jet aircraft. Services of this nature are required and needed by passenger and cargo air carriers, aircraft lessors, and governmental entities. HAT provides services to both domestic and foreign customers.

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

On July 15, 2004, the Company finalized an agreement to buy 100% of the common stock of World Jet Corporation, a privately held aircraft parts and brokerage company for $2.05 million payable as follows: $1,250,000 in cash at closing, $300,000 in the form of a note maturing January 27, 2005, and 1,000,000 shares of restricted common stock valued at $0.50 per share for the purposes of this transaction ($500,000). The effective date of this agreement is January 1, 2004. The shares were issued in July 2004. As a result of the acquisition, the Company expects to increase its sales to existing customers as well as those serviced by World Jet by combining the products and services of the two companies. It also expects to lower its parts costs through World Jet’s purchasing abilities.

During 2006, the Company formed Mexican corporation, Hamilton Aerospace Mexico, S.A. de C.V.. The purpose of the new corporation was to satisfy Mexican governmental requirements related to the flight line servicing of Mexican airline, Avolar Aerolineas, S.A. de C.V.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

We consider cash and investments in securities with maturities at the date of purchase of three months of less to be cash and cash equivalents.

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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company’s prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance were material to the financial statements in 2005. During 2005, the Company had bad debt expense of $473,000. The Company believes its allowance at December 31, 2006 is adequate based upon review of our outstanding accounts receivable at December 31, 3006.

At December 31, 2006, the Company had a receivable of $570,000, for which the Company has reserved $238,000, from a customer that has filed for reorganization under Chapter 11 of the Bankruptcy Code. Management believes that it has a substantial position in the bankruptcy proceeding and that the Company has adequate collateral, which it will take as payment for this receivable.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new, used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. Inventory items held for over one year are no longer classified as “inventory, non-current”. All aircraft parts inventory are grouped as “Inventory, net of allowance for slow moving and obsolete inventory” and accounted under ‘Current Assets’ category. This is based on standard aviation industry practice of showing all aircraft parts under single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. This is a reclassification to conform with what we now believe is more appropriate. This change will not impact the current quarter results or past results of the company. However in the future when the allowance for slow moving and obsolete inventory is provided for, the allowance will be a considered as an expense for the company.

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

Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2006 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed. Revenue from aircraft sales is recognized when the customer accepts delivery of the aircraft and/or when title is transferred.

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. Reconciliation of EPS for 2006 and 2005 are as follows:

	For the Year Ended 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income	$ 826,308
Basic EPS
Income available to common stockholders	$ 826,308	39,118,400	$ 0.02

Warrants		414,022
Options		780,491
Diluted EPS
Unvested employment agreement shares		62,260
Income available to common stockholders + assumed	$ 826,308	40,375,173	$ 0.02
conversions

	For the Year Ended 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income	$ 3,123,356
Basic EPS
Income available to common stockholders	$ 3,123,356	33,848,722	$ 0.09

Warrants		639,449
Options		772,500
Diluted EPS
Income available to common stockholders + assumed	$ 3,123,356	35,260,671	$ 0.09
conversions

	For the Year Ended 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income	$ 2,291,286
Basic EPS
Income available to common stockholders	$ 2,291,286	24,443,256	$ 0.09

Warrants		125,656
Options		418,073
Diluted EPS
Income available to common stockholders + assumed	$ 2,291,286	24,986,985	$ 0.09
conversions

The total weighted average shares outstanding for the diluted earning per share calculation for the year ended December 31, 2006 was 40,375,173. Total weighted average shares outstanding for the diluted earning per share calculation for the year ended December 31, 2005 was 35,260,671. . Total weighted average shares outstanding for the diluted earning per share calculation for the year ended December 31, 2004 was 24,986,985.

Equity in Net Assets and Advances to Affiliates

The investment in a 30% interest in JetGobal, LLC is accounted for using the equity method since the Company does not control JetGlobal, LLC, but over which it does exert significant influence. Under the equity method, the investment is recorded at cost plus advances and the Company’s share of earning less distributions and the Company’s share of losses. The Company considers whether future fair value of it investments has declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, a write-down would be recorded to estimated fair value.

All significant intercompany profits and balances have been eliminated.

Intangible Assets

The amounts assigned to Customer List and Agreement with Vendor are recorded at the value assigned when they were acquired in a business purchase. The amounts were being amortized over three years using the straight-line method. The Company assesses the ongoing recoverability of intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected a undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustment is made to reduce the net intangible asset to an amount consistent with projected future cash flows discounted at the Company’s incremental borrowing rate.

The Company’s amortizable intangibles consisted of customer lists and vendor agreements. Amortization expense on these totaled $162,376 and $162,376 for the year ended December 31, 2006 and 2005, respectively. Amortizable intangibles had been fully expensed at December 31, 2006.

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
3.	an adverse action or assessment by a regulator

When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to that unit’s carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The total of the implied fair value of all of the other assets and liabilities of the unit, based on their fair value, less the total amount assigned to those assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value.

Income Taxes

Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 33 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on the Company’s consolidated financial statements.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. Any effect of adopting FIN 48 will be recognized as an adjustment to retained earnings on the date of adoption. The Company is in the process of evaluating its uncertain tax positions. The impact, if any, cannot currently be estimated.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practice in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this Statement will have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132 (R).” This pronouncement requires an employer to make certain recognitions, measurements, and disclosures regarding defined benefit postretirement plans. The Company does not have any defined benefit postretirement plans, and SFAS No. 158 will not have any impact on its financial condition and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the Company’s financial position, cash flows, and results of operations.

Stock-Based Compensation

During 2006, there were options for 30,000 shares, at an option price of $1.03, granted. The options are good for a term of five years and were immediately vested. Using the Black Scholes Model with the monthly stock-prices as variable from April 2002, the call option value of these options were calculated to be $1.09. $32,600 was expensed during 2006 relative to these options. In connection with the adoption of SFAS123R we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123R, Staff Accounting Bulletin #107 (SAB 107), we estimated the fair value of stock option on the date of grant using the Black Scholes Options Valuation Model and the following assumptions: Risk free interest rate of 4.76%, Expected life of 2.5 years, Dividend rate of 0% and Expected volatility of 91.98%.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award. At December 31, 2005, all outstanding stock options were fully vested.

Prior to January 1, 2006, the Company accounted for stock based compensation under the recognition and measurement provisions of APB 25 and related interpretations, as allowed by SFAS 123. The Company had adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. There were no options granted in the year ended December 31, 2005 nor was there vesting of prior year option grants. Therefore, there is no pro-forma effect for the year ended December 31, 2005.

4.   SEGMENT INFORMATION

The company has divided its operations into the following reportable segments: Aircraft maintenance, repair, and overhaul; Aircraft Brokerage; and Part sales. Each segment represents distinct product lines, marketing, and management of its business. Limited other services for each company, which represent a small percentage of income, have been shown in the aggregate.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the summary of significant accounting policies.

Selected information by business segment is presented in the following tables for the years ended December 31, 2006 and December 31, 2005.

	2006 ($millions)	2005 ($millions)	2004 ($millions)
Segment sales:
Aircraft maintenance	24.331	19.135	17.220
Aircraft trading	3.223	13.551	7.941
Part sales	11.216	10.684	6.546
Other	2.354	2.153	1.002

Sub Total	41.124	45.223	32.709

Elimination of intersegment sales	-6.582	-4.294	-1.858

Total consolidated sales	34.542	41.229	30.851

Operating income:
Aircraft maintenance	4.554	2.232	3.270
Aircraft trading	.033	3.531	.936
Part sales	2.429	2.783	1.703
Other	1.585	1.625	.534

Sub total	8.601	10.171	6.443

Selling, general, administrative expense	-8.547	-7.834	-4.827
Penalties	-.012	-.001	-.296
Other, net	-.465	-.004	.971
2005 share of Jetglobal net income (aircraft trading)	1.809	1.111

Consolidated earnings before taxes	1.213	3.489	2.291

Interest income by segment
Aircraft maintenance	.029
Aircraft trading	.011
Part sales
Corporate	.036	.246	.085
Total interest income	.076	.246	.085

Interest expense by segment
Aircraft maintenance	.059
Aircraft trading	.083
Part sales	.005
Corporate	.440	.387	.329
Total interest expense	.587	.387	.329

	2006 ($)	2005 ($)	2004 ($)
Depreciation and amortization by segment
Aircraft maintenance	409,779	330,334	411,286
Aircraft brokerage
Part sales

Corporate	335,308	321,900	77,056
Total	745,087	652,194	488,342

Net asset values:
Aircraft maintenance	9,658,216	7,154,108	6,633,504
Aircraft trading	2,129,816	1,224,600
Part sales	6,541,517	8,649,250	2,099,485

Corporate	10,908,506	7,918,367	3,025,023
Total	29,238,055	24,946,325	11,758,012

Capital expenditures:
Aircraft maintenance	320,495	344,824	1,080,173
Aircraft brokerage
Part sales

Corporate	160,236	155,003	307,897
Total	480,731	499,827	1,388,070

The Company’s facilities and assets are primarily located in the United States. During 2006, the Company formed a Mexican corporation, Hamilton SA de C.V. Minimal supplies are secured from local dealers using the foreign currency but all major revenue and expense transactions are transacted in U.S. dollars. The Company sells and ships to several foreign countries. All foreign revenues are collected and recorded in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:

	Year Ended December 31, 2006 Dollars	Year Ended December 31, 2005 Dollars	Year Ended December 31, 2004 Dollars
Angola	54,232	62,028
Australia		1,700	97,741
Brazil		5,100
Canada	75	688	577
Cambodia	73,041
Columbia		24,904	3,946
Ecuador			2,207,564
Germany	1,220	28,025	51,520
Guam			2,170,778
Hong Kong			890
Indonesia		835
Ireland		224,141
Israel	25
Italy	955	62,357	72,883
Jordan	2,032,460	2,468,915	4,063,944
Korea	154,010
Lebanon	290,088	264,681
Malawi	111,000	868,943
Mexico	6,942,499	2,810,753	1,443,626
Nigeria		308,755
Pakistan	68,000	382,795	6,510,001
Peru			19,600
Philippines	230,916
Romania		27,000
Scotland		30,969
South Africa		17,345
Spain	32,600	2,200
Tunisia			4,130
UAE	111,848	9,191,462	18,600
United Kingdom	98,383	61,654	55,888
Venezuela		39,704	31,532

TOTALS	10,201,352	16,845,250	16,753,220

5.   EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, the Company together with BCI Aircraft Leasing, (“BCI”), formed a joint venture, Jetglobal, LLC, a Delaware limited liability company. This is a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI will be primarily responsible for the marketing aspects of Jetglobal while the Company will be responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. The Company invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. Pursuant to the terms of JetGlobal’s Operating Agreement, although the Company has a 30% membership and profit interest, it is only responsible for 25% of the costs and expenses associated with Jetglobal including any business transactions.

As of December 31, 2006, Equity in net assets and advances to affiliates consisted of the following:

Initial investment in Jetglobal	$1,125,000
Payment of 25% share of purchase of aircraft	4,627,404
Reimbursement payments for 25% share of aircraft	(688,722)
Expenses paid on behalf of Jetglobal	510,053
Share of 2005 net loss	-157,874
Payment of earnings share to Global	-300,000
Distribution of Aircraft	-861,539
Share of 2006 income	1,808,745

Balance at December 31, 2006	$6,063,067

Consolidated retained earnings at December 31, 2006, include $1,350,871 of undistributed earnings of Jetglobal.

The December 31, 2006 balance sheet of Jetglobal has assets of $17,319,000 and liabilities of $3,118,939.
The December 31, 2005 balance sheet of Jetglobal had assets of $15,067,310 and $76,055 liabilities.

During 2005, Jetglobal had a sale rescinded due to a customer canceling a sales agreement. This sale was guaranteed by Jetglobal’s other partner, BCI. This other partner and the Company entered into an agreement in 2005 wherein Global sold its interest in the four aircraft that were part of the 2005 rescinded transaction to its Jetglobal partner, BCI, at a price of $1,957,692 and a profit of $1,268,970. The cost for the aircraft was the original JetGlobal acquisition cost. Global transferred all of its rights in the four aircraft from JetGlobal to BCI. Because the aircraft were sold to the controlling owner, BCI, the sale was effectively accounted for by Jetglobal as a distribution of the aircraft to the controlling owner. In 2005, this transaction was classified as a component of the Company’s equity in the net income of Jetglobal. However, it was a transaction between the two joint venture partners and is now classified as such in the 2005 financial statements.

Management has decided to transfer the Company’s ownership interest in Jetglobal to BCI in consideration for cash and assets towards settlement. The parties are now drafting an agreement wherein it is anticipated that BCI will pay the Company cash plus transfer, free and clear, ownership to the Company of enough aircraft out of the Jetglobal assets to settle in full all amounts due the Company for services provided to BCI and from the Company’s ownership in Jetglobal. A final agreement and settlement has not been reached between the companies at this time.

6.   INVENTORY

Inventories consisted of the following:

	2006	2005
Maintenance Hardware	$1,030,465	$ 604,983
Parts for Resale	$6,554,455	5,525,109
Aircraft & Engine	267,771	450,000

	$7,852,691	$6,580,092

Management reviews listed inventory items to determine whether there are slow moving or obsolete items. At December 31, 2006, it was management’s determination that the carrying value of the inventory items is appropriate and that there were no items requiring an allowance because the carrying value exceeds net realizable value.

7.   PROPERTY, PLANT AND EQUIPMENT

	2006	2005
Gross Asset Values
Values

Land and improvements	$ 25,094	$ 25,094

Buildings and improvements	201,080	190,479

Vehicles	78,161	79,028

Machinery and equipment	2,058,291	2,018,995

Computers and software	332,755	306,164

Other office equipment	112,638	59,568

Equipment under capital lease	305,219	4,999

Subtotal	3,113,238	2,684,327

Less accumulated depreciation	1,592,201	1,042,186

Property, plant and equipment, Net	$ 1,521,037	$ 1,642,141

During 2006 and 2005, depreciation expense was $582,710 and $489,818 respectively.

Property, plant and equipment include gross assets acquired under capital leases of $4,999 and $305,219 at December 31, 2005 and September 30, 2006, respectively. Related amortization, which is included in accumulated depreciation, was $500 and $24,385 at December 31, 2005 and December 31, 2006, respectively. Capital leases to acquire machinery and equipment totaled ($235,670) and to acquire other office equipment totaled ($69,549) at December 31, 2006. Amortization of assets under capital leases is included in depreciation expense.

8.    LEASES AND CAPITAL LEASES

Global’s wholly owned subsidiary, Hamilton Aerospace Technologies, Inc. (“HAT”), currently conducts operations on leased property at the Tucson International Airport, (“TIA”). Currently, World Jet is occupying space under this same lease. The lease is a one-year lease commencing March 1, 2005 and permits HAT to apply for two additional one-year options. TIA is implementing a Master Plan for airport development, which precludes issuing a long-term lease to HAT, but will not effect HAT’s facilities for at least five years. There is also executive office space leased at 6451 South Country Club under a five-year lease. Mexican operations require the use of operational and office facilities. These properties are covered by a use agreement and that agreement can be terminated at any time with 60 days notice. Below is a table showing the total of lease commitments at December 31, 2006.

Operating Leases

	Min Lease Payments 2006 $	Min Lease Payments 2007 $	Min Lease Payments 2008 $	Min Lease Payments 2009 $	Min Lease Payments 2010 $	Min Lease Payments 2011 $	TOTALS $
Premises 6901
S. Park	315,621.27	79,557.10					392,178.37

A/C storage
area adjacent
to 6901 S Park	43,030.000						43,030.00

Office space
6451 S. Country
Club	9,071.61	38,279.10	39,627.94	41,006.42	42,435.56	36,384.85	206,805.48

Premises 6900
S. Park	87,903.70						87,903.70

Inventory
storage 7001 S
Park	209,184.00	52,728.00					261,912.00

Premises
Tijuana Mexico	172,245.98						172,245.98

Offices Tijuana
Mexico	27,250.01						27,250.01

Total Operating
Lease
Commitments	864,306	170,564	39,627	41,006	42,435	36,384	1,191,325

The Company has entered into capital lease agreements to facilitate the purchase of various types of equipment. Below is a table showing the total lease commitments under those agreements and the present value of those lease commitments.

Capital Leases

	Min Lease Payments 2006 $	Min Lease Payments 2007 $	Min Lease Payments 2008 $	Min Lease Payments 2009 $	Min Lease Payments 2010 $	Min Lease Payments 2001 $	TOTALS $
Telephone	6,331.64	15,699.48	15,699.48	15,699.48	15,699.48	9,367.84	78,497.40
systems

Office equipment	1,845.24	2,817.24	2,817.24	1,732.62			9,212.34

A/C maintenance
equipment	24,362.30	58,469.52	58,469.52	58,469.52	58,469.52	34,107.22	292,347.60

Total Capital
Lease
Commitments	32,539.18	76,986.24	76,986.24	75,901.62	74,169.00	43,475.06	380,057.34

Present Value
of Capital
Lease
Commitments	27,698	53,247	58,337	62,922	66,970	36,042	305,218

9.    SHAREHOLDERS' EQUITY

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

In the year ended December 31, 2005 the Company granted 200,000 shares under restricted stock awards to two directors. The price at measurement date was $.80 per share 100,000 shares were vested in 2005, $80,000 was expensed in 2005 and 100,000 shares will vest in 2006 and $80,000 will be expensed at a rate of 1/12 per month during 2006.

On November 23, 2005 15,000 share of common stock were issued to an employee as a bonus. The price per share at measurement date was $1.30 and the Company has recorded a $19,500 expense in connection with the transaction.

On December 27, 2005, outstanding warrants were converted to 21,017 shares of common stock under the non-cash conversion terms of the original agreement of issue.

During the first quarter of 2006, 10,000 shares of common stock were issued to a new director as a signing bonus. The price of the stock at measurement date was $1.39.

On March 9th of 2006, 100,000 shares of common stock were issued pursuant to the completion of services contracted for under two separate agreements. The expense under the agreement was $70,000.00.

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

On August 28, 2006, 270,000 shares of common stock were issued pursuant to the vesting of shares granted under employment contracts entered into in 2004. The price of the shares at measurement date was $0.60 pre share. The appropriate expense has been entered into the Company’s financial statements, on a monthly basis, during the two-year vesting period.

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

On September 1, 2006, 20,000 shares of common stock were issued to two directors, 10,000 shares each, under the terms of the director compensation plan approved by the shareholders in the annual meeting held May of 2006. The price of these shares at measurement date was $1.35 per share. Appropriate expenses have been recorded in the Company’s financial statements for the third quarter of 2006

On December 29, 2006, 62,500 shares of common stock were issued under an employment agreement. The price at measurement date was $.95. The terms of the employment contract, originally dated June 1, 2006 were amended at this time and 62,500 shares will vest and subsequently be issued each six months during the contract term for a total of $375,000 shares.

	Share value on Measurement Date	Vesting Date

Common Shares			39,587,807
Issued and
Outstanding at
December 31, 2005

Unconverted
Warrants Issued:
@ $0.68	.50		300,000
@ $1.36	.50		7,740,000
@ $0.52	.65		104,111
@ $1.00	.65		1,040,866
@ $1.36	.65		1,137,020
Subtotal			10,321,997

Options Issued:
@ $0.17	.23		900,000
	1.03		30,000
Subtotal			930,000

Awards of stock
pending under
employment
contracts
		1/01/2007	10,000
		6/01/2007	10,000
		6/05/2007	62,500
		7/01/2007	20,000
		12/01/2007	10,000
		12/05/2007	62,500
		6/01/2008	10,000
		6/05/2008	62,500
		7/01/2008	20,000
		12/01/2008	10,000
		12/05/2008	62,500
		6/05/2009	62,500
		12/01/2009	10,000
Subtotal			412,500

Total			51,252,304

SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

PLAN NAME	TOTAL SHARES	ISSUED	AVAILABLE
2002 Compensatory Stock Option Plan	3,000,000	1,035,000	1,965,000
2003 Employee Stock Compensation Plan	5,000,000	4,657,500	342,500

Stock-based Compensation Disclosure

Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. Those options issued to employees that were not immediately exercised remained outstanding at September 30, 2006 and are summarized below:

		Weighted Average Exercise Price
Options outstanding at	900,000	$ 0.17	Exercisable on grant date
beginning of year

Granted during year	30,000	$ 1.03	Exercisable on grant date

Exercised year	None

Forfeited year	None

Outstanding at	930,000	$ 0.1977	Exercisable on grant date
12/31/2006

Options exercisable at	930,000	$ 0.1977
year end

Weighted average fair	$1.09
value of options
granted during the year

The aggregate remaining contractual lives in years for the 900,000 and 30,000 options outstanding and exercisable on December 31, 2006 was 2.47 and 4.85, respectively. Aggregate intrinsic value represents total pretax intrinsic value (the difference between Global’s closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders executed their options on December 31, 2006. This amount changes based on the fair market value of Global’s stock. The total intrinsic value of options outstanding as of December 31, 2006 was $783,300. The total intrinsic value of options exercisable on December 31, 2006 was $783,300. There were no options exercised during the year ended December 31, 2006. The Company issues new shares of common stock upon the exercise of stock options.

At December 31, 2006, 1,965,000 shares were available for future grants under the Company’s 2002 Compensatory Stock Option Plan and 342,500 shares were available for future grants under the Company’s 2003 Employee Stock Option Plan. At December 31, 2006, the Company had approximately $729,000 of total unamortized compensation expense, net of estimated forfeitures, related to stock option plans that will be recognized over the weighted average period of 2.47 years.

The 900,000 options issued in 2004 were issued at $0.06 below the share price on the measurement date. Expense in the amount of $54,000 was included in selling, general and administrative expenses for 2004. Because the options were immediately available the intrinsic value and the fair value of the options is calculated at the same $.23 per share.

	2005 Weighted Average Exercise Price
Options outstanding at	1,050,000	$ 0.179	Exercisable on grant date
beginning of year

Granted during year	None

Exercised during year	50,000	$ 0.30

Cancelled during year	100,000	$ 0.20

Forfeited during year

Outstanding at	900,000	$ 0.17	Exercisable on grant date
12/31/2005

Options exercisable at	900,000	$ 0.17
year-end

Weighted average fair	$ 0
value of options
granted during the year

10.    NOTE PAYABLE

On December 9, 2005, Global Aircraft Solutions, Inc (“Global”), Hamilton Aerospace Technologies, Inc. (“HAT”), a wholly owned subsidiary of Global Aircraft Solutions, Inc. and World Jet Corporation, (“WJ”) a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the “Borrowers”) closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank (“M&I Bank”). The modification increased the $2.5 million operating line of credit to $5 million (“Line of Credit”); added a Guidance Line of Credit in the amount of $7 million (“Guidance Credit”) solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000.00. The Guidance Credit portion of the agreement has expired and no longer exists. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. At December the applicable interest rate was 7.39% per annum. The interest rate for each Letter of Credit Facility, if drawn upon, shall also be 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remains secured by a first priority lien on Global’s, HAT’s and WJ’s personal property. The term of the Line of Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit shall be due on the expiration date.

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

The balance due of the Line of Credit at December 31, 2006 was $4,814,397.30. The Line of Credit also secures a Letter of Credit for $128,000, which was issued to TAA as part of the lease agreement for the HAT facility. The total available credit facility is $5,000,000 at December 31, 2006 subject to the borrowing base.

At December 31, 2006, the Company was in compliance with the quick ratio (defined as cash, liquid cash equivalents and accounts receivable, divided by current liabilities) covenant of the loan agreement. The ratio is to be at least .60 to 1. At December 31, 2006 the ratio for the Company was 65 to 1.

11.    RELATED PARTY TRANSACTIONS

BCI Aircraft Leasing, Inc.

BCI Aircraft Leasing, Inc., Global’s partner in Jetglobal, see Note 6, accounted for 16.6% of Company revenue during 2006 and 4% during 2005. The account receivable from BCI at December 31, 2006 was $1,827,481.90 and at December 31, 2005 was $141,591.86.

Jetglobal, LLC accounted for 7.2% of the Company’s revenue in 2006. The total amount due to the Company from Jetglobal was $1,093,316.19. Jetglobals’s December 31, 2005 balance was $90.00.

BCI Jet, a BCI controlled company, accounted for 3.8% of the Company’s revenue in 2006. BCI Jet owed the Company $1,300,000 at December 31, 2006. BCI Jet had no balance due at December 31, 2005.

During 2005, Jetglobal had a sale rescinded due to a customer canceling a sales agreement. This sale was guaranteed by Jetglobal’s other partner, BCI. In settlement of the guarantee commitment to Jetglobal BCI agreed to take the aircraft in a distribution from Jetglobal and provide Global with a payment equal to its share of lost earnings. As a result, BCI and the Company entered into a settlement agreement for $1,957,692. The Company recorded the settlement as a gain for $1,268,970 and reduced its investment in Jetglobal for $688,722, which represents the Company’s interest in the aircraft at the acquisition cost of Jetglobal.

12.    CONTRACTS IN PROGRESS

At December 31, 2006and December 31, 2005, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	2006	2005
Costs incurred on uncompleted contracts	1,486,387	1,072,582

Profit earned to date	521,378	1,156,235

	$ 2,007,765	$ 2,228,817

Less: Billings to date	(2,314,710)	(2,252,275)

	($ 306,945)	($ 23,458)

Included in the accompanying balance sheet at December 31, 2006 and 2005 under the following caption:

Billings in excess of costs and estimated earnings on uncompleted contracts

	2006	2005
Billings in excess from above	($306,945)	$23,458

Time and material earnings unbilled	82,899	0

Net	($224,046)	$23,458

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

13.    TRADE ACCOUNTS RECEIVABLE

As of December 31, 2006 and December 31, 2005, trade accounts receivable consist of the following:

	2006	2005	2004
Contracts in progress	$ 1,158,998	$ 769,322	$ 1,961,319
Completed contracts	7,185,118	4,274,731	2,858,045

	$ 8,344,116	$ 5,044,053	$ 4,819,364

Less: allowance for doubtful
accounts	(473,317)	(292,507)	(53,149)

	$ 7,870,799	$ 4,751,546	$ 4,766,215

The amounts charged to the allowance for doubtful accounts are as follows for the years ended December 31:

Year	Balance at the Beginning of Year	Charged to Expense	Deductions	Balance at the End of Year
2004	$ 38,655	$ 14,494		$ 53,149
2005	$ 53,149	$437,208	$(197,850)	$292,507
2006	$292,507	$337,508	$(156,689)	$473,326

Deductions represent recovery of previously reserved amounts.

14.    NOTES RECEIVABLE

On September 1, 2003 Global was tendered a $100,000 note receivable. The note bears interest at 5%. The due date of the note was extended to December 20, 2006. At December 31, 2006, the note, plus interest, was outstanding in the amount of $116,671. During January 2007, the note plus accrued interest was paid in full.

During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to the Company by Avolar Aero Lineas S.A. de C.V. The due date of the note was extended to June 30, 2007. The note bears interest at 6.5% per annum. At December 31, 2006, the balance due plus interest was $339,186. This note is not collateralized.

15.    INCOME TAXES

The following table summarizes components of income tax expense for the years ended December 31, 2006, 2005, 2004:

	2006	2005	2004
Current provision/(benefit)	$ 211,382	$ 372,578	$ 0

Deferred provision/(benefit)	$ 175,118	(6,400)

	$ 386,500	$ 366,178	$ 0

Below is a reconciliation of the differences between the effective and statutory rates for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Federal income tax expense (benefit) at	$412,355	$ 1,186,442	$ 855,000
statutory rate (34%)

State income tax expense (benefit) net of federal tax effect	84,654	174,476	81,000

Benefit of net operating loss carryover		(951,200)	(936,000)

Deferred income tax valuation allowance	(57,000)

Permanent differences	(31,145)	(43,540)
Tax credits and other
	(84,654)

Net income tax expense
	$ 386,500	$ 366,178	$ -0-

Deferred tax assets and liabilities are determined based on the difference between currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of net operating losses.

The components of deferred taxes at December 31, 2006 and December 31, 2005 in the accompanying balance sheet is summarized below:

	2006	2005
Deferred tax assets
Allowance for bad debts	$186,802	$117,000
Amortization of intangibles	164,069	102,000

Accrued vacation and
compensation	85,413	46,000

Other	27,293

	$463,577	265,600

Deferred tax liabilities
Depreciation	$139,911	$78,000
Investment in affiliate	368,185
Deferred tax liabilities	$508,096	$78,000
Valuation allowance	0	(57,000)

Deferred tax assets (liabilities), net	$(44,519)	$130,000

16.    CONCENTRATION OF REVENUES

     The Company’s top four customers accounted for 48.5% of sales during the year ended December 31, 2006. The Company’s top four customers accounted for 37.6% of sales during the year ended December 31, 2005 and 56% during the same period in 2004. Three customers accounted for 63.8% of the Company’s accounts receivable at December 31, 2006. Five customers accounted for 45% of the Company’s accounts receivable at December 31, 2005. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers reference above for 2006, 2005 and 2004 are listed in the table below:

2006-Top Four Customers	2006-% Of Revenues	2005-Top Four Customers	2005-% Of Revenues	2004-Top Four Customers	2004-% Of Revenues
Customer H	18.4	Customer E	16.7	Customer A	21.3

Customer I	20.3	Customer C	8.3	Customer B	13.2

Customer J	7.2	Customer F	6.6	Customer C	11.7

Customer K	6.5	Customer G	6.0	Customer D	9.8

Top Four-2006	52.4	Top Four-2005	37.6	Top Four-2004	56
Total %		Total %		Total %

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

Summarized below are the $ amounts recognized on renegotiation of contracts by quarter and by operating unit:

Quarter Ended:	Global Aircraft	Hamilton Aerospace	World Jet	Consolidated

March 31, 2004		$ 88,000	$224,654	$ 312,654
June 30, 2004			$224,654	$ 224,654
September 30, 2004		$607,194		$ 607,194
December 31, 2004				$ -0-

Totals for Year	$ -0-	$695,194	$449,308	$1,144,502

18.    SUBSEQUENT EVENTS

On March 13, 2007, the Company announced that they have acquired a 20% ownership interest in, and entered into an exclusive service agreement with, Global Aircraft Leasing Partners ("GALP"). Concurrently, the Company entered into a financial advisory services agreement with B. Riley & Co., Inc. (“B. Riley”).

GALP is a start-up aircraft-leasing venture formed to acquire aircraft through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. GACF and GALP have entered into a strategic alliance wherein Global will acquire a 20% interest in GALP in exchange for a capital contribution of $20,000, together with infrastructure, industry expertise, management assistance, and other non-monetary contributions. Global Aircraft will specifically not be required to invest capital in aircraft acquired by GALP. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global Aircraft and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements GALP may have as a result of its aircraft acquisition and leasing activities. Global expects that its strategic partnership with GALP will have a positive effect upon the volume of its MRO and parts sales businesses.

Additionally, GALP has entered into an agreement with B. Riley wherein GALP will provide the equity portion for GALP aircraft acquisitions, while B. Riley will assist in securing the debt portion of the financing for those acquisitions. B. Riley has also agreed to assist Global in obtaining an expanded operating credit facility as well as a $25,000,000 credit facility for Global to pursue its own aircraft trading opportunities.

Subsequent to December 31, 2006 the Company entered into an agreement to sell a 49% interest in one of its subsidiaries, World Jet. The Company entered into a letter of intent with the buyer in April 2007 for a sales price of approximately $6,000,000.

On March 13, 2007 the Company also announced that Ian Herman would continue his duties as Chairman of the Company, while John Sawyer, President of Global, will be assuming the title of CEO. Mr. Herman advised the Company that he would be devoting the majority of his time to the development of the start-up aircraft leasing company, Global Aircraft Leasing Partners, LLC (GALP). The Company’s Board of Directors has ratified Mr. Sawyer's appointment as CEO, the strategic alliance with GALP, and the engagement of B. Riley.

Avolar’s increasing fleet size resulted in increasing receivables due Hamilton Aerospace. At the same time, Avolar’s past due receivables increased significantly. In order to protect the Company’s financial status, late in February Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar’s pay-down of monies due Hamilton Aerospace. By the end of March 2007, Avolar had made progress reducing the amount owed Hamilton Aerospace, but Avolar is not in full compliance with the terms of its payment schedule agreed to with Hamilton Aerospace. Avolar has stated its intention to bring its accounts current with Hamilton Aerospace and World Jet and renew its maintenance and support agreements with both companies. However, in view of these recent developments, it is unlikely that the income and profit contributions from Avolar to Hamilton Aerospace and World Jet in 2007 will reach the amounts previously indicated by Management.

By the end of the fourth quarter 2006 and into the first quarter 2007 the past due amounts due Hamilton Aerospace by BCI Aircraft Leasing, Inc. had also reached unacceptable levels. Additionally, BCI had failed to provide information legally demanded by the Company regarding the financial results of its joint venture with BCI, Jetglobal. The parties are now drafting language wherein BCI will pay the Company cash plus transfer, free and clear, ownership to the Company of enough aircraft out of the Jetglobal assets to settle in full all amounts due the Company for services provided to BCI and from the Company’s ownership in Jetglobal. Although BCI is presently cooperating with the Company to resolve these issues equitably, a final agreement and settlement has not at this time been reached between the companies.

Combination of slow payment by Avolar and BCI/JetGlobal has caused Global Aircraft Solutions to have liquidity issues.

19.    SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

Selected Quarterly Financial Data
(in thousands except per share amounts, unaudited)

Quarterly		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue
	2006	$11,509	$10,199	$ 7,904	$ 4,930
	2005	$ 8,652	$ 8,829	$15,462	$ 8,285

Gross Profit
	2006	$ 3,973	$ 2,431	$ 2,148	$ 49
	2005	$ 2,298	$ 2,399	$ 3,241	$ 2,233

Net Income- Before Taxes
	2006	$1,903	$1,444	$ 359	-$ 2,493
	2005	$ 658	$ 682	$ 955	$ 1,195

Net Income-After Taxes
	2006	$1,123	$1,055	$ 233	-$ 1,585
	2005	$ 658	$ 682	$ 661	$ 1,122

Net Income per common share - basic,
continuing operations
	2006	$ 0.03	$ 0.03	$ 0.01	-$ 0.05
	2005	$ 0.02	$ 0.02	$ 0.02	$ 0.03

Net Income per common share - diluted,
continuing operations
	2006	$ 0.03	$ 0.03	$ 0.01	-$ 0.05
	2005	$ 0.02	$ 0.02	$ 0.02	$ 0.03

Report of Independent Accountants

To the Members
Jetglobal, LLC:

We have audited the accompanying balance sheets of Jetglobal, LLC (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations and members’ equity and cash flows for the year ended December 31, 2006 and for the period from inception (August 26, 2005) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with accordance with generally accepted auditing standards of the United States of America.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position Jetglobal, LLC as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and for the period from inception (August 26, 2005) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/     Moss Adams LLP
April 16, 2007
Scottsdale, Arizona

JETGLOBAL, LLC
BALANCE SHEET
December 31, 2006 and December 31, 2005

ASSETS

	2006	2005
CURRENT ASSETS

Accounts receivable	$ 830,445	$
Inventory	16,234,615	9,578,842
Deposits	350,000	5,488,468
Prepaid insurance	103,950

TOTAL CURRENT ASSETS	$17,519,010	$15,067,310

TOTAL ASSETS	$17,519,010	$15,067,310

The accompanying notes are an integral part of these financial statements.

JETGLOBAL, LLC
BALANCE SHEET
December 31, 2006 and December 31, 2005

LIABILITIES AND MEMBERS' EQUITY

	2006	2005
CURRENT LIABILITIES
Notes payable – short term	$ 1,427,189	$
Accounts payable – trade	800,434	76,055
Due to related parties	1,091,316
Commitments and contingencies

TOTAL CURRENT LIABILITIES	$ 3,318,939	$ 76,055

TOTAL LIABILITIES	$ 3,318,939	$ 76,055

MEMBERS’ EQUITY
BCI Aircraft Leasing	3,596,247	11,156,444
Global Aircraft Solutions	5,100,918	4,361,056
BCI Aircraft Leasing Retained earnings (loss)	3,852,034	(368,372)
Global Aircraft Solutions Retained earnings (loss)	1,650,872	(157,873)

TOTAL MEMBERS’ EQUITY	$14,200,071	$ 14,991,255

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$17,519,010	$ 15,067,310

     The accompanying notes are an integral part of these financial statements.

JETGLOBAL, LLC
STATEMENT OF OPERATIONS

For the Years ended December 31, 2006 and the Period from Inception
(August 26, 2005) to December 31, 2005

	2006	From Inception (August 26, 2005) To December 31, 2005
Revenue
Net aircraft sales	$ 12,429,860	$
Net aircraft leases	1,893,232

Total Revenue	$ 14,323,092

Cost of sales	(7,150,356)

Gross profit	7,172,736

Selling, general and administrative expense	(1,012,979)	(526,245)

Gain /(loss) from operations	6,159,757

Other income (expense):
Interest expense	(130,606)

Net income/(loss)	$ 6,029,151	$ (526,245)

The accompanying notes are an integral part of these financial statements.

JETGLOBAL, LLC
STATEMENT OF MEMBERS’ EQUITY

For the year ended December 31, 2006 and the Period from Inception (August 26, 2005)
To December 31, 2005

	BCI	GLOBAL	TOTAL
Members’ Equity, August 26, 2005	$ 0	$ 0	$ 0
Capital contributions	15,423,750	4,576,440	20,000,190
Distributions	(3,621,152)	(861,538)	(4,482,690)
Other payments	(646,154)	646,154
Net loss	(368,372)	(157,873)	(526,245)

Members’ Equity, December 31, 2005	$ 10,788,072	$ 4,203,183	$ 14,991,255

Capital contributions	4,287,451	2,258,612	6,546,063
Distributions	(11,066,398)	(300,000)	(11,366,398)
Net income	4,220,406	1,808,745	6,029,151

Members’ Equity, December 31, 2006	$ 7,448,281	$ 6,751,790	$ 14,200,071

The accompanying notes are an integral part of these financial statements.

JETGLOBAL, LLC
Consolidated Statements of Cash Flows

For the Years ended December 31, 2006 and the Period from Inception (August 26, 2005)
to December 31, 2005

	2006	From Inception (August 26, 2005) to December 31, 2005
Cash flows from operating activities:
Net income (loss)	$ 6,029,151	$ (526,245)

Adjustments to reconcile net profit to net cash	0	0
provided (used) by operating activities:

Changes in Assets and Liabilities:
Accounts receivable	(830,445)
Prepaid expenses	(103,950)
Inventory	(2,028,843)	(9,578,842)
Deposits	(350,000)	(5,488,468)
Accounts payable-trade	1,815,695	76,055

Net cash provided by/(used for) operating activities	4,531,608	(15,517,500)

Cash flows from investing activities:
Net cash used for investing activities	0	0

Cash flows from financing activities:
Cash in by partners	4,546,064	20,000,190
Cash out by partners	(10,504,861)	(175,000)
Funds received on notes payable	4,257,000
Payments made on notes payable	(2,829,811)

Net cash provided by (used for) financing activities	(4,531,608)	19,825,190

Net increase in cash and cash equivalents	0	0

Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$ 0	$ 0

Supplemental schedule of non-cash financing
activities
Aircraft inventory distributed to members	$ 861,538	$ 4,307,690

Interest paid for the year ended December 31, 2006 was $130,606. No interest was paid for the year ended December 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

JETGLOBAL, LLC
NOTES TO FINANCIAL STATEMENTS
December 31, 2006 and 2005

1.   BASIS OF PRESENTATION

Jetglobal, LLC (the “Company”) was formed on August 26, 2005 to operate as an aircraft trading and leasing company. The Company’s members are BCI Aircraft Leasing Company, (”BCI”), which owns 70% and Global Aircraft Solutions, Inc., (“Global”), which owns 30%. The Company’s customers are international second and third tier airlines and leasing companies, who are located and operate worldwide. As a limited liabiity Company, the liability of any individual member for the obligations of the Company is limited to the extend of capital contributions to the Company by the individual member.

The Company operated in a single business segment, aircraft trading. However, as discussed in Note 5, 12 aircraft acquired, remained under lease arrangements with Delta Airlines. As a result, the Company had residual lease income from those lease arrangements. As the leases expired during 2006 the lease income ceased. The Company does not intend to enter into other leasing activity.

Subsequent to December 31, 2006, the two members agreed that Global will sell its 30% interest in the Company back to the Company. The members are negotiating a settlement to distribute certain of the assets of the Company to Global. The distribution of the assets, cash and inventory, is intended to be based upon the carrying value of those assets.

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

Trade Accounts Receivable

Trade accounts receivable represent amounts billed but uncollected on the sale of aircraft.

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

Inventory

Inventories are stated at the lower of cost or market. Inventories include used aircraft purchased for resale that are available for sale as well as aircraft that have been leased under a short-term operating lease contract.

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

Revenue and Cost Recognition

Revenues from aircraft sales are recognized upon the customer’s acceptance of the particular aircraft. Revenue from aircraft leasing is recognized when earned.

Income Taxes

The Company is a limited liability company and has elected to be taxed as a partnership under the Internal Revenue Code of 1986. As such, the Company is not a tax paying entity for U.S. federal and state income tax purposes and accordingly, the accompanying balance sheets do not reflect any assets or liabilities for federal or state income taxes. Member’s allocable share of taxable income or loss is reported on the members’ tax returns.

Fair Value of Financial Instruments

The carrying values of accounts receivable and accounts payable and notes payable approximate fair values due to the short-term maturities of these instruments.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 33 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement is not anticipated to have a material impact on the Partnership’s financial statements.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. This Interpretation is not anticipated to have a material impact on the Partnership’s financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practice in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this Statement will have a material impact on the Partnership’s financial statements.

3.   TRADE ACCOUNTS RECEIVABLE

As of December 31, 2006, trade accounts receivable consisted of the amount owed on a single aircraft sale. The customer is in possession and has the risks and the rewards of aircraft ownership but the Company is holding title to the aircraft until payment in full is received.

4.   NOTES PAYABLE

On May 18, 2006, Jetglobal, LLC signed a Term Note and Agreement with ComVest Capital, LLC. This original agreement was amended May 22, 2006. The final terms of this note included a principal sum of $4,257,000 all due and payable on or before May 10, 2007. The interest rate is 7% per annum during the original term of the loan. The interest rate increases to 7% until July 31, to 9.5% thereafter until October 31, 2006, and to 11.5% for any amounts due after November 1, 2006. Twelve aircraft that were part of the Omnibus Sale Agreement, mentioned in the note below on inventory, were conveyed as collateral security to ComVest. All interest payments were current at December 31, 2006.

5.   INVENTORY

Inventories consisted of the following aircraft with associated costs:

		December 31, 2006	December 31, 2005

N301DL	737-200	861,538
N302DL	737-200	861,538
N303DL	737-200	861,538
N304DL	737-200	861,538
M305DL	737-200	861,538
N306DL	737-200	861,538
N307DL	737-200	861,538	861,538
N308DL	737-200	861,538
N309DL	737-200	861,538
N314DL	737-200	861,539
N316DL	737-200	861,539	861,538
N317DL	737-200	861,539	861,358
N318DL	737-200	861,539	861,538
N320DL	737-200		861,538
N321DL	737-200		861,538
N322DL	737-200		861,538
N323DL	737-200	775,000	775,000
N326DL	737-200	861,539
N327DL	737-200		861,538
N328DL	737-200		861,538
N329DL	737-200	861,539
N330DL	737-200	861,539
N332DL	737-200	525,000	525,000
N334DL	737-200		525,000
N382DL	737-200
N937AS	MD80	1,150,000

		$16,234,615	$9,578,842

The Company acquired 26 aircraft that were all held in separate equipment trusts administered by Wilmington Trust Company through an Omnibus Sale Agreement. The aircraft were divided into two categories: one with 14 aircraft and one with 12. The 14 were conveyed by bill of sale. The 12 were used as collateral security to ComVest Capital, LLC.

The current inventory also has 2 aircraft that were part of the same fleet originally but were purchased by the company on the open market from other parties, as was the one MD80 in the inventory.

Delta Lease

Aircraft N301DL, N302DL, N303DL, N304DL, N305DL, N306DL, N308DL, N309DL, N314DL, N326DL, N329DL & N330DL were continued to be operated and leased by Delta Airlines for during most of year 2006. They were returned to Jetglobal during the 4th quarter of 2006. The total rent paid by Delta Airlines during the tenure of the lease was $1,893,232. These funds were paid directly to ComVest Capital and applied as principal and interest payment on the note discussed under Notes Payable above.

6.   MEMBER EQUITY ACCOUNTS

The operating agreement calls for member BCI Aircraft Leasing to be responsible for 75% of the costs and member Global Aircraft Solutions to be responsible for 25% of the costs for the partnership. However the profits and liquidation are to be split 70% to BCI and 30% to Global. An analysis of the partnership Cash In/Out accounts, at December 31, 2006, is presented below:

		75%/25% of total Cash In/ Cash Out	Due from/(Due to) Member
BCI Aircraft Leasing	$ 3,596,247	$6,522,874	$(2,926,627)
Cash In/Out

Global Aircraft	5,100,918	2,174,291	2,926,627
Solutions Cash In/Out

Total Cash in/Out	$ 8,697,165

The members are negotiating a settlement for the exchange of consideration for the membership interest held by Global (See Note 1).

7.   DEPOSITS

At December 31, 2005, the Company had $5.4 million on deposit in escrow related to the purchase of the 26 aircraft bought under the Omnibus Sales Agreement. At December 31,2006, these deposits had been used and the purchase of the original 26 aircraft was complete. At December 31, 2006, the Company had $350,000 on deposit related to supplying DIP financing for bankrupt Falcon Airlines. Subsequent to December 31, 2006, the presiding judge in the case has ordered the return of the $350.000.

8.   RELATED PARTY TRANSACTIONS

During 2005, Jetglobal had a sale rescinded due to a customer canceling a sales agreement. This sale was guaranteed by BCI. In settlement of the guarantee commitment to Jetglobal BCI agreed to take the aircraft in a distribution from Jetglobal and provide Global with a payment equal to its share of lost earnings. As a result, BCI and Global entered into a settlement agreement for $1,957,692. This transaction was accounted for as a distribution to BCI in 2005 at the aircraft carrying value of $2,100,000. BCI settled its guarantee obligation directly with Global. The payment of $1,957,962 was made by BCI to Global in January 2006.

The Company had accounts payable with Global owned companies in the amount of $1.1 million at December 31, 2006 and $90 at December 31, 2005. For the year ended December 31, 2006, Global billed the Company $2.4 million for modification services performed on the Company’s aircraft. There were no billings from Global owned companies in 2005.

Both BCI and Global provide management and administrative services on behalf of the Company. No value has been ascribed to these services to be included in the accompanying financial statements.

9.   CONCENTRATION OF REVENUES

During 2006, sales to Northern Air Cargo comprised for 38% of Company revenue, Air Philippines comprised 30%, Royal Khmer Airlines comprised 19% and RAVSA comprised 14%.