Form 10-K/A
period 2006-12-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2007-05-11
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
(“OTCBB”)

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

Global Aircraft Solutions, Inc.
Form 10-K/A
Fiscal Year ended December 31, 2006

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (this “Amendment No. 1”) to amend our Form 10-K for the same period initially filed with the Securities and Exchange Commission (the “SEC”) on April 23, 2007 (the “Initially Filed Form 10-K”). This Amendment No. 1 amends and restates the following Items of the Initially Filed Form 10-K: Part II, Item 8 — Financial Statements and Supplementary Data, and (ii) Part IV, Item 15 — Exhibits and Financial Statement Schedules. These items are being amended to reflect:

(i)	the inclusion of an additional paragraph, which further describes the status of the settlement negotiations with Jetglobal, LLC, added to Note 1 of the Company’s financial statements
(ii)	a change in Note 3, under the subheading “Trade Accounts Receivable”, changing the second paragraph to reflect 2006 bad debt information
(iii)	an addition under Note 3 adding the subheading “Fair Value of Financial Instruments” and stating the Company’s significant accounting policies related to fair value
(iv)	additional information furnished under Note 9 including 2004 stock transaction descriptions
(v)

and the inclusion of an additional sentence, clarifying the recognition of revenue from aircraft leasing, added to the notes to the financial statements of Jetglobal, LLC under Note 2, subheading “Revenue and Cost Recognition”.

In addition, we are filing herewith certain currently dated certifications pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”). No other information contained in the Initially Filed Form 10-K is being amended hereby and such information is not reproduced in this Amendment No. 1. All information in the Initially Filed Form 10-K, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Initially Filed Form 10-K and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.1, 31.2, 31.3, 31.4 and 32.1.

All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the filing of the Initially Filed Form 10-K.

PART II

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

3.11    Articles of Incorporation of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K dated May 3,2003…………................... 1

3.12    Bylaws of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K dated May 3, 2003......................................... 1

3.13    Amendment to Articles of Incorporation/By-Laws incorporated by reference to Form 8-K dated 12/16/04.....................1

3.14    Amended and Restated Articles of Incorporation of Global dated December 10, 2004 incorporated by reference to the SB-2 registration effective February 8, 2006

14.1    Code of Ethics, incorporated by reference to10-KSB dated December 31, 2004................................1

23.1    Consent of Independent Registered Public Accounting Firm..............................2

23.2    Consent of Independent Registered Public Accounting Firm..........................................2

23.3      Consent of Independent Registered Public Accounting Firm....................................2

31.1    Rule 13a –14/15d –14 (a) Certifications......................................2

32.1    Section 1350 Certifications.................................2

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

2 - Included as part of this Report.

Filed during 2005:

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was a Press release of global aircraft solutions, Inc. issued January 20, 2005.........................1

Item  1.01 and Item 2.03, Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation of a Registrant, respectively and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Form of Loan Agreement among Global Aircraft Solutions, Inc., Hamilton Aerospace Technolgies, Inc. and World Jet Corporation as borrowers and Bank as lender; 99.2, Form of Promissory Note by Global Solutions, Inc., Hamilton Aeropsace Technologies, Inc. and World Jet Corporation in favor of Bank as Lender; 99.3, Form of Acknowledgement of Closing date of Line of Credit, issued July 14, 2005............1.

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was Press Release of Global Aircraft Soluions, Inc. issued August 15, 2005....................1.

Item 1.01, Entry into a Material DefinitiveAgreement and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Operating agreement of Jetglobal, LLC and 99.2, Press Release of Global Aorcraft Solutions, Inc. issued September 1, 2005...................1.

Item 1.01, Entry into a Material DefinitiveAgreement and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Operating Agreement of Jetglogbal, LLC; 99.2, Press Release of Global Aircraft Solutions, Inc. issued September 1, 2005; 99.3, Aircraft Sale & Purchase Agreement between Jetglobal,LLC and Jetran, LLC, issued September 9, 2005..................................1

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial statements and Exhibits. The exhibit was 99.1 Aircraft Sale and Purchase Agreement dated November 14, 2005..................1

Item 1.01, Entry into a Material Definitive Agreement, issued November 16, 2005...............1

Item 1.01 and Item 2.03, Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation of a Registrant, respectively and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Press Release of Global Aircraft Solutions, Inc. dated December 13, 2005 and 99.2, Form of Modificatin to Loan Agreement among Global Aircraft Solutions, Inc., Hamilton Aerospace Technologies, Inc. and World Jet Corporation as borrowers and Bank as lender issued December 14, 2005...................1

Item 2.02, Results of Operations and Financial Condition and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Transcript of November 16, 2005 Conference Call discussing financial performance and results of operations for fiscal quarter ended September 30, 2005, issued December 2, 2005...................1

Item 2.03 Creation of a direct FinancialObligation of a Registrant. And Item 9.01 Financial Statements and Exhibits. The exhibilts were 99.1, form of Loan Agreement between Hamilton Aerospace Technoloties, Inc. as Borrower and M&I Bank as Lender; 99.2, form of Promissory Note by Hamilton Aerospace Technologies, Inc. in favor M&I Bank as Lender; 99.3, Form of Security Agreement between Hamilton Aerospace Technologies, Inc., as grantors, in favor of M&I Bank as secured creditors; 99.4, form of Guaranty between Global Aircraft Solutions, Inc. (“Registrant”) and M&I Bank as Lender, issued February 8, 2005........................1

Item 3.02, Unregistered Sales of Equity Securities, issued August 2, 2005 ...................1.

Item 3.02, Unregistered Sales of Equity Securities, issued September 13, 2005.........................1

Item  7.01. Regulation FD Disclosure Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Press Release of Global Aircraft Solutions, Inc. issued November 17, 2005........................1

Item 7.01, Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Global Aircraft Solutions, Inc. December 6, 2005 investor Presentation issued December 7, 2005………..1

1 -  Incorporated by reference to another registration statement, report or document.

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

Issued January 30, 2006, Item1.01, Entry into a Material Definitive Agreement, Item 2.03, Creation of a Direct Financial Obligation of a Registrant and Item 9.01, Financial Statements and Exhibits. The Exhibits were Press Release dated December 13, 2005 and a Form of Modification to Loan Agreement with M&I Bank as lender.

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

Date: April 30, 2007

GLOBAL AIRCRAFT SOLUTIONS, INC.

By: /s/ Ian Herman Ian Herman, Chaiman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ian Herman	Chairman of the Board of Directors, Chief Executive	April 30 2007
Ian Herman	Officer and Director

/s/ John B. Sawyer	President, Chief Operating Officer and Director	April 30, 2007
John B. Sawyer

/s/ Lawrence Mulcahy	Director	April 30, 2007
Lawrence Mulcahy

/s/ Govindrajan Sankar	Chief Financial Officer	April 30, 2007
Govindarajan Sankar

/s/ Patricia Graham	Principal Accounting Officer	April 30, 2007
Patricia Graham

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Global Aircraft Solutions, Inc. and subsidiaries at December 31, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note 1 to the consolidated financial statements the Company intends to divest its 30% ownership interest in Jetglobal, LLC.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments in accordance with Financial Accounting Standards Board Statement No. 123R, Share-Based Payment.

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

/s/   EPSTEIN, WEBER & CONOVER, PLC
Scottsdale, Arizona
April 3, 2006

Larry O’Donnell, CPA, P.C.
Telephone (303-745-4545		2828 South Fraser Street
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

Larry O’Donnell, CPA, P.C.
March 25, 2005

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Balance Sheets
December 31, 2006 and 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$ 104,440	$ 368,013
Accounts receivable	7,870,799	4,751,546
Note receivable	455,859	1,997,868
Due from equity investee partner	3,946,414	2,888,006
Inventory	7,852,691	8,767,435
Restricted funds	65,500	98,500
Deferred income taxes	299,508	130,000
Other current assets	191,114	304,987

TOTAL CURRENT ASSETS	20,786,325	19,306,355

Property, plant and equipment	1,521,037	1,642,141
Investments		25,000
Equity in net assets of and advances to affiliates	6,063,067	3,687,276
Customer list, net		133,886
Agreement with vendor, net		28,490
Goodwill	38,992	38,992
Other assets	64,855	192,481

TOTAL ASSETS	$ 28,474,276	$ 25,054,621

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Balances Sheet
December 31, 2006 and 2005

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005
CURRENT LIABILITIES
Notes payable	$ 5,101,568	$ 2,564,739
Accounts payable – trade	5,001,567	7,181,397
Customer deposits	541,878
Billings in excess of costs and estimated
earnings on contracts in progress	224,046	23,458
Accrued liabilities	493,404	570,724
Income taxes payable	735,466	685,904
Current maturities – LT Capital leases	53,247
Commitments & contingencies

TOTAL CURRENT LIABILITIES	12,151,176	11,026,222

LONG-TERM LIABILITIES
Capitalized lease obligations	224,867
Deferred Tax Liability	344,027

TOTAL LONG-TERM LIABILITIES	568,894

TOTAL LIABILITIES	12,720,070	11,026,222

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000
Shares authorized in 2006 and 2005; shares
issued 39,967,807 and 38,998,215 in 2006
and 2005; shares outstanding 39,587,807 and
38,618,215 2006 and 2005	39,967	38,998
Additional paid-in capital	12,723,213	11,904,683
Deferred compensation		(80,000)
Contributed capital	620,289	620,289
Retained earnings	2,370,737	1,544,429

TOTAL STOCKHOLDERS' EQUITY	15,754,206	14,028,399

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 28,474,276	$ 25,054,621

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Statements of Operations
Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net sales
	$ 34,542,195	$ 41,228,648	$ 30,851,118
Cost of sales	(25,748,049)	(30,842,461)	(24,195,426)
Inventory write down	(192,775)	(215,500)	(212,500)

Gross profit	8,601,371	10,170,687	6,443,192
Selling, general and administrative expenses	(8,591,738)	(7,780,332)	(4,826,519)
Penalties	(11,742)	(1,061)	(295,903)

Gain (loss) from operations	(2,109)	2,389,294	1,320,770

Other income (expense):
Interest income	76,414	245,610	87,521
Interest expense	(587,183)	(386,927)	(329,023)
Gain on renegotiation of contract			1,144,502
Miscellaneous expense	(197,932)	(110)	(9,084)
Miscellaneous income	114,874	130,571	76,600
Gain on sale of interest in aircraft		1,268,970
Equity in income and transactions with unconsolidated affiliate	1,808,744	(157,874)

Net profit (loss), before income taxes
	1,212,808	3,489,534	2,291,286
Provision for Income Taxes	(386,500)	(366,178)

Net profit (loss), after taxes	$ 826,308	$ 3,123,356	$ 2,291,286

Net profit (loss) per share, Basic (2006 39,118,400 shares; 2005
33,848,722 shares; 2004 24,443,256 shares)	$ 0.02	$ 0.09	$ 0.09

Net profit (loss) per share, Fully diluted (2006 40,375,173 shares;
2005 35,260,671 shares; 2004 24,986,985 shares)	$ 0.02	$ 0.09	$ 0.09

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

	Shares	Common Stock	Additional Paid in capital	Contributed capital	Accumulated earnings	Total
		$	$	$	$	$
Balance on December 31, 2003	17,480,000	17,860	2,090,373	620,289	(3,870,213)	(1,151,691)

Shares sold	11,715,386	11,715	3,956,432			3,968,147

Shares issued for purchase
of World Jet	1,000,000	1,000	499,000			500,000

Shares issued on Options
exercised	55,000	55	17,545			17,600

Options issued			57,000			57,000

Shares issued	400,000	400	91,600			92,000

Compensation expensed			12,000			12,000

Shares vested on
employment agreements			320,000			320,000

Net income					2,291,286	2,291,286

Balance December 31, 2004	30,650,386	31,030	7,033,950	620,289	(1,578,927)	6,106,342

Shares sold	7,200,000	7,200	4,644,000			4,651,200

Shares issued under
non-cash warrant provisions	442,829	443	(443)			0

Options exercised	50,000	50	14,950			15,000

Shares issued,directors	200,000	200	76,800			77,000

Shares vested on
employment agreements	75,000	75	55,425			55,500

Net income					3,123,356	3,123,356

Balance December 31, 2005	38,618,215	38,998	11,824,683	620,289	1,544,429	14,028,399

Exercise of warrants	387,092	387	95,767			96,154

Share-based payments to
directors	30,000	30	73,470			73,500

Stock issued to employees
for compensation	552,500	552	581,214			581,766

Tax effects of share-based
payments			148,079			148,079

Net income					826,308	826,308

Balance December 31, 2006	39,587,807	39,967	12,723,213	620,289	2,370,737	15,754,206

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Statements of Cash Flows
Years ended December 31, 2006 and 2005

	2006	2005	2004
Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
Net Profit	$ 826,308	$ 3,123,356	$ 2,291,286

Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in income of unconsolidated affiliate	(1,808,745)	157,874
Gain on sale of interest in aircraft		(1,268,970)
Depreciation	582,710	489,818	325,966
Amortization	162,377	162,376	162,376
Write down of inventory	192,775	212,500	212,500
Deferred income taxes	175,118	6,400
Allowance for Doubtful Accounts	337,508	473,208	14,944
Loss on disposal of fixed	50,874
assets/investments
Gain from Renegotiation of Contract			(1,144,502)
Expenses paid with stock	617,459	326,594	476,613

Net adjustments to reconcile net Profit to	310,076	559,800	47,897
net cash

Changes in Assets and Liabilities:
Accounts receivable	(4,003,930)	(2,775,131)	(3,584,402)
Prepaid expenses	190,625	(115,149)	(75,157)
Inventory	721,969	(5,260,186)	(1,631,494)
Investments			(25,000)
Restricted funds	33,000	(98,500)	(409)
Other current assets		56,384	83,906
Other non-current assets	127,027	(177,788)	(212,500)
Accounts payable – trade	(2,235,466)	4,535,546	2,269,999
Accounts payable - related parties		(6,219)	16,173
Customer deposits	541,878	(280,537)	252,737
Billings in excess of cost and estimated
earnings on contracts in progress	200,588	(942,780)	642,552
Income Taxes Payable	49,563	374,722	208,989
Accrued liabilities	(77,320)	(272,908)	(414,735)

Net cash used by operating activities	(3,315,682)	(1,279,390)	(130,158)

Cash flows from investing activities:
Purchase of property, plant and equipment	(187,261)	(499,827)	(1,388,070)
Purchase of World Jet, net of cash acquired			(959,644)
Payments received on notes receivable	1,547,010	196,390
Distributions from Jetglobal, LLC	300,000
Investment in Jetglobal, LLC	(867,046)	(5,222,594)

Net cash provided/(used) by investing activities	792,703	(5,526,031)	(2,347,714)

Cash flows from financing activities:
Proceeds from issuance of common stock	96,154	4,911,000	4,381,600
Payments related to common stock issued		(244,800)	(395,853)
Proceeds from bank loans	5,746,247	7,511,373	1,723,686
Repayments of bank loans	(3,419,839)	(4,949,634)	(1,851,400)
Due to factor		(604,409)	(394,391)
Redemption of shares			(400,535)
Payments on notes payable	(280,496)
Payments on capital lease obligations	(25,846)
Excess tax benefits from stock options exercised	148,188
Other financing activities, net	(5,002)		(44,011)

Net cash provided by financing activities	2,259,406	6,623,530	3,019,096

Net increase (decrease) in cash and cash equivalents	(263,573)	(181,891)	541,224

Cash and cash equivalents at beginning of period	368,013	549,904	8,680

Cash and cash equivalents at end of period	104,440	368,013	549,904

1.	Interest paid in 2006 was $558,644, in 2005 was $375,745 and in 2004 $329,023.
2.	No taxes were paid in 2004, $121,473 was paid in 2005, and $14,351 was paid in 2006.

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

GLOBAL AIRCRAFT SOLUTIONS, INC.
Notes to Financial Statements
December 31, 2006, December 31, 2005 and December 31, 2004

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

Management has decided to transfer its ownership interest in Jetglobal, LLC, an entity in which the Company has a 30% ownership interest, to the other partner in Jetglobal, LLC, BCI Aircraft Leasing, in consideration for cash and aircraft inventory. The parties are now drafting an agreement wherein it is anticipated that BCI will pay the Company cash plus transfer, free and clear, ownership to the Company, aircraft from Jetglobal inventory to settle, in full, all amounts due to the Company for services provided to BCI and return the carrying value of the Company’s ownership in Jetglobal, LLC. A final agreement and settlement has not been reached between the parties at this time.

2.    ORGANIZATIONS AND NATURE OF OPERATIONS

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

During 2006, the Company formed Mexican corporation, Hamilton Aerospace Mexico, S.A. de C.V. The purpose of the new corporation was to satisfy Mexican governmental requirements related to the flight line servicing of Mexican airline, Avolar Aerolineas, S.A. de C.V.

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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance were material to the financial statements in 2006 and 2005. During 2006, the Company had bad debt expense of $338,000. During 2005, the Company had bad debt expense of $473,000. The Company believes its allowance at December 31, 2006 is adequate based upon review of our outstanding accounts receivable at December 31, 2006.

At December 31, 2006, the Company had a receivable of $590,000, for which the Company has reserved $285,000, from a customer that has filed for reorganization under Chapter 11 of the Bankruptcy Code. Management believes that it has a substantial position in the bankruptcy proceeding and that the Company has adequate collateral, which it will take as payment for this receivable.

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

Earnings per share

Basic earnings per share includes no dilution and is computed by dividing net earnings available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. Reconciliation of EPS for 2006, 2005 and 2004 are as follows:

	For the Year Ended 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income	$ 826,308
Basic EPS
Income available to common stockholders	$ 826,308	39,118,400	$ 0.02

Warrants		414,022
Options		780,491
Unvested employment agreement shares		62,260
Diluted EPS
Income available to common stockholders + assumed	$ 826,308	40,375,173	$ 0.02
conversions

	For the Year Ended 2005
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income	$ 3,123,356
Basic EPS
Income available to common stockholders	$ 3,123,356	33,848,722	$ 0.09

Warrants		639,449
Options		772,500
Diluted EPS
Income available to common stockholders + assumed	$ 3,123,356	35,260,671	$ 0.09
conversions

	For the Year Ended 2004
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income	$ 2,291,286
Basic EPS
Income available to common stockholders	$ 2,291,286	24,443,256	$ 0.09

Warrants		125,656
Options		418,073
Diluted EPS
Income available to common stockholders + assumed	$ 2,291,286	24,986,985	$ 0.09
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

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. Any effect of adopting FIN48 will be recognized as an adjustment to retained earnings on the date of adoption. The Company is in the process of evaluating its uncertain tax positions. The impact, if any cannot currently be estimated.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, notes receivable and accounts payable and notes payable approximate fair values due to the short-term maturities of these instruments. The fair value of notes payable approximates the carrying value because of the current market value interest rates applied to those obligations. The fair value of capital leases approximates the carrying value of these instruments because the terms are similar to those in the marketplace under which they could be replaced.

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

As of December 31, 2006, Equity in net assets and advances to affiliates consisted of the following:

Initial investment in Jetglobal	$1,125,000
Payment of 25% share of purchase of	4,627,404
aircraft
Reimbursement payments for 25% share of
aircraft	-688,722
Expenses paid on behalf of Jetglobal	510,053
Share of 2005 net loss	-157,874
Payment of earnings share to Global	-300,000
Distribution of Aircraft	-861,539
Share of 2006 income	1,808,745

Balance at December 31, 2006	6,063,067

Consolidated retained earnings at December 31, 2006, include $1,350,871 of undistributed earnings of Jetglobal.

The December 31, 2006 balance sheet of Jetglobal has assets of $17,319,00 and liabilities of $3,118,939.
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

7.    PROPERTIES AND EQUIPMENT

	2006	2005
Gross Asset Values
Land and improvements	$ 25,094	$ 25,094
Buildings and improvements	201,080	190,479
Vehicles	78,161	79,028
Machinery and equipment	2,058,291	2,018,995
Computers and Software	332,755	306,164
Other Office Equipment	112,638	59,568
Capital Lease	305,219	4,999

Subtotal	3,113,238	2,684,327
Less accumulated depreciation	1,592,201	1,042,186

Property and equipment, Net	$1,521,037	$1,642,141

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

9.    SHAREHOLDERS’ EQUITY

On May 13, 2004, the Company’s Board of Directors granted 900,000 compensatory stock options under the 2002 Compensatory Stock Option Plan at an option price of $0.17 per share. The value at measurement date for theses shares was $.23 and an expense for the $.06 increment, ($54,000), has been included basis in selling, general and administrative expense on the accompanying statement of operation.

On July 29, 2004, the Company’s board of Directors awarded options to purchase 50,000 shares each to 2 new Directors as incentive compensation under the 2003 Employee Stock Compensation Plan. The option price is $0.20 per share, as the Company valued these services at $100,000. The value at measurement date for theses shares was $.23 and an expense for the $.03 increment, ($3,000), has been included basis in selling, general and administrative expense on the accompanying statement of operation.

During the third quarter of 2004, the Company finalized an agreement to award 400,000 shares of common stock under the 2003 Employee Stock Compensation Plan of the Company for professional services to be provided over a two-year period. The effective date of this transaction was May 13, 2004. The Board of Directors determined that the fair value of these shares on the date of grant was $92,000. The resulting prepaid expense is being expensed on a monthly basis during the two-year term of the contract and is included in selling, general and administrative expense on the accompanying statement of operation.

On July 12, 2004 the Company’s Board of Directors approved granting of 330,000 shares of stock to key employees under the 2002 Compensatory Stock Option Plan in conjunction with various employment agreements. The shares will vest after two years according to the terms of the employee agreements. A monthly expense is being charged to selling, general and administrative expense over the two-year period at the rate of 1/24 of $198,000 and is included in selling, general and administrative expense on the accompanying statement of operation.

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
Issued and
Outstanding at
December 31, 2005

Unconverted
Warrants Issued:
@ $0.68	.50		300,000
@ $1.36	.50		7,740,000
@ $0.52	.65		104,111
@ $1.00	.65		1,040,866
@ $1.36	.65		1,137,020
Subtotal			10,321,997

Options Issued:
@ $0.17	.23		900,000
@ $1.03	1.03		30,000
Subtotal			930,000

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

	2005
		Weighted Average Exercise Price
Options outstanding at	1,050,000	$ 0.179	Exercisable on grant date
beginning of year

Granted during year	None

Exercised during year	50,000	$ 0.30

Cancelled during year	100,000	$ 0.20

Forfeited during year	None

Outstanding at	900,000	$ 0.17	Exercisable on grant date
12/31/2005

Options exercisable at	900,000	$ 0.17
year-end

Weighted average fair	$ 0
value of options
granted during the year

10.    COMMITMENTS AND CONTINGENCIES

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

At December 31, 2006, the Company was in compliance with the quick ratio (defined as cash, liquid cash equivalents and accounts receivable, divided by current liabilities) covenant of the loan agreement. The quick ratio is to be at least ..60 to 1. At December 31, 2006 the ratio for the Company was .65 to 1.

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

During 2005, Jetglobal has a sale rescinded due to a customer canceling a sales agreement. This sale was guaranteed by Jetglobal’s other partner BCI. In settlement of the guarantee commitment to Jetglobal, BCI agreed to take the aircraft in a distribution from Jetglobal and provide Global with a payment equal to its share of lost earnings. As a result, BCI and the Company entered into a settlement agreement of $1,957,692. The Company recorded the settlement as a gain for $1,268,970 and reduced its investment in Jetglobal for $688,722, which represents The Company’s interest in the aircraft at the acquisition cost of Jetglobal

12.    CONTRACTS IN PROGRESS

At December 31, 2006and December 31, 2005, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	2006	2005
Costs incurred on uncompleted contracts	$ 1,486,387	$ 1,072,582
Profit earned to date	521,378	1,156,235

	$ 2,007,765	$ 2,228,817
Less: Billings to date	(2,314,710)	(2,252,275)

	($ 306,945)	($ 23,458)

Included in the accompanying balance sheet at December 31, 2006 and 2005 under the following caption:

Billings in excess of costs and estimated earnings on uncompleted contracts

	2006	2005
Billings in excess from above	($306,945)	$23,458
Time and material earnings unbilled	82,899	0

Net	($224,046)	$23,458

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

15.   INCOME TAXES

The following table summarized components of income tax expense for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Current provision/(benefit)	$ 211,382	$ 372,578	$ 0
Deferred provision/(benefit)	$ 175,118	$ (6,400)	$ 0

	$ 386,500	$ 366,178	$ 0

Below is a reconciliation of the differences between the effective and statutory rates as follows for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Federal income tax expense (benefit) at statutory rate (34%)	$ 412,355	$ 1,186,442	$ 855,000
State income tax expense (benefit) net of federal tax effect	84,654	174,476	81,000
Benefit of net operating loss carryover		(951,200)	(936,000)
Deferred income tax valuation allowance	(57,000)
Permanent differences	31,145	(43,540)
Tax credits and other	(84,654)

Net income tax expense	$ 386,500	$ 366,178	$ 0

Deferred tax assets and liabilities are determined based on the difference between currently enacted tax rates. Deferred tax expense or benefit is the result of the changes in deferred tax assets and liabilities.

Deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of net operating losses.

The components of deferred taxes at December 31, 2006, 2005 and 2004 in the accompanying balance sheet is summarized below:

	2006	2005
Deferred tax assets
Allowance for bad debts	$ 186,802	$ 117,000
Amortization of intangibles	164,069	102,000
Accrued vacation and compensation	85,413	46,000
Other	27,293

	$ 463,577	$ 265,000
Deferred tax liabilities

Depreciation	139,911	78,000
Investment in affiliate	368,185
Deferred tax liabilities	508,096	78,000
Valuation allowance	0	(57,000)

Deferred tax assets (liabilities) net	$ (44,519)	$ 130,000

16.    CONCENTRATION OF REVENUES

     The Company’s top four customers accounted for 52.4% of sales during the year ended December 31, 2006. The Company’s top four customers accounted for 37.6% of sales during the year ended December 31, 2005 and 56% during the same period in 2004. Three customers accounted for 63.8% of the Company’s accounts receivable at December 31, 2006. Five customers accounted for 45% of the Company’s accounts receivable at December 31, 2005. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers reference above for 2006, 2005 and 2004 are listed in the table below:

2006-Top Four Customers	2006-% Of Revenues	2005-Top Four Customers	2005-% Of Revenues	2004-Top Four Customers	2004-% Of Revenues
Customer H	18.4	Customer E	16.7	Customer A	21.3
Customer I	20.3	Customer C	8.3	Customer B	13.2
Customer J	7.2	Customer F	6.6	Customer C	11.7
Customer K	6.5	Customer G	6.0	Customer D	9.8
Top Four-2006		Top Four-2005		Top Four-2004
Total %	52.4	Total %	37.6	Total %	56

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

Summarized below are the $ amounts recognized on renegotiation of contracts by quarter and by operating unit:

Quarter Ended:	Global Aircraft	Hamilton Aerospace	World Jet	Consolidated

March 31, 2004		$ 88,000	$ 224,654	$ 312,654
June 30, 2004			$ 224,654	$ 224,654
September 30, 2004		$ 607,194		$ 607,194
December 31, 2004				$ -0-

Totals for Year	$ -0-	$ 695,194	$ 449,308	$ 1,144,502

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

Subsequent to December 31, 2006, the Company entered into an agreement to sell a 49% interest in one of its subsidiaries, World Jet. The Company entered into a letter of intent with the buyer in April 2007 for a sales price of approximately $6,000,000.

On March 13, 2007 the Company also announced that Ian Herman would continue his duties as Chairman of the Company, while John Sawyer, President of Global, will be assuming the title of CEO. Mr. Herman advised the Company that he would be devoting the majority of his time to the development of the start-up aircraft leasing company, Global Aircraft Leasing Partners, LLC (GALP). The Company’s Board of Directors has ratified Mr. Sawyer's appointment as CEO, the strategic alliance with GALP, and the engagement of B. Riley

Avolar’s increasing fleet size resulted in increasing receivables due Hamilton Aerospace. At the same time, Avolar’s past due receivables increased significantly. In order to protect the Company’s financial status, late in February Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar’s pay-down of monies due Hamilton Aerospace. By the end of March 2007, Avolar had made progress reducing the amount owed Hamilton Aerospace, but Avolar is not in full compliance with the terms of its payment schedule agreed to with Hamilton Aerospace. Avolar has stated its intention to bring its accounts current with Hamilton Aerospace and World Jet and renew its maintenance and support agreements with both companies. However, in view of these recent developments, it is unlikely that the income and profit contributions from Avolar to Hamilton Aerospace and World Jet in 2007 will reach the amounts previously indicated by Management.

By the end of the fourth quarter 2006 and into the first quarter 2007 the past due amounts due Hamilton Aerospace by BCI Aircraft Leasing, Inc. had also reached unacceptable levels. Additionally, BCI had failed to provide information legally demanded by the Company regarding the financial results of its joint venture with BCI, Jetglobal. The parties are now drafting language wherein BCI will pay the Company cash plus transfer, free and clear, ownership to the Company of enough aircraft out of the Jetglobal assets to settle in full all amounts due the Company for services provided to BCI and from the Company’s ownership in Jetglobal. Although BCI is presently cooperating with the Company to resolve these issues equitably, a final agreement and settlement has not at his time been reached between the companies.

19.    SELECTED QUARTERLY FINANCIAL DATA

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

JETGLOBAL, LLC
STATEMENT OF MEMBERS’ EQUITY

For the year ended December 31, 2006 and the Period from Inception (August 26, 2005)
To December 31, 2005

	BCI	GLOBAL	TOTAL

Capital contributions	$ 15,423,750	$ 4,576,440	$ 20,000,190
Distributions	(3,621,152)	(861,538)	(4,482,690)
Other payments	(646,154)	646,154
Net loss	(368,372)	(157,873)	(526,245)

Members’ Equity, December 31, 2005	$ 10,788,072	$ 4,203,183	$ 14,991,255

Capital contributions	4,287,451	2,258,612	6,546,063
Distributions	(11,066,398)	(300,000)	(11,366,398)
Net income	4,220,406	1,808,745	6,029,151

Members’ Equity, December 31, 2006	$ 7,448,281	$ 6,751,790	$ 14,200,071

The accompanying notes are an integral part of these financial statements.

JETGLOBAL, LLC
Consolidated Statement of Cash Flows
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

The Company operated in a single business segment aircraft trading. However, as discussed in Note 5, 12 aircraft acquired, remained under lease arrangements with Delta Airlines. As a result, the Company had residual lease income from those lease arrangements. As the leases expired during 2006 the lease income ceased. The Company does not intend to enter into other leasing activity.

Subsequent to December 31, 2006, the two members agreed that Global will sell its 30% interest in the Company back to the Company. The members are negotiating a settlement to distribute certain of the assets of the Company to Global. The distribution of the assets, cash and inventory, is intended to be based upon the carrying value of those net assets.

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

Rental income for aircraft leased on short-term leases is recognized monthly in accordance with those lease agreements.

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

6.    MEMBER EQUITY ACCOUNTS

The operating agreement calls for member BCI Aircraft Leasing to be responsible for 75% of the costs and member Global Aircraft Solutions to be responsible for 25% of the costs for the partnership. However the profits and liquidation are to be split 70% to BCI and 30% to Global. An analysis of the partnership Cash In/Out accounts, at December 31, 2006, is presented below:

		75%/25% of total Cash In/ Cash Out	Due from/(Due to) Member
BCI Aircraft Leasing	3,596,247	6,522,874	(2,926,627)
Cash In/Out

Global Aircraft	5,100,918	2,174,291	2,926,627
Solutions Cash In/Out

Total Cash in/Out	8,697,165

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

RELATED PARTY TRANSACTIONS

During 2005, Jetglobal had a sale rescinded due to a customer canceling a sales agreement. This sale was guaranteed by BCI. In settlement of the guarantee commitment to Jetglobal BCI agreed to take the aircraft in a distribution from Jetglogal and provide Global with a payment equal to its share of lost earnings. As a result, BCI and Global entered into a settlement agreement for $1,957,692. This transaction was accounted for as a distribution to BCI in 2005 at the aircraft carrying value of $2,100,000. BCI settled its guarantee obligation directly with Global. The payment of $1,957,962 was made by BCI to Global in January 2006.

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

Exhibits

23.1	Amended Consent of Independent Registered Public Accounting Firm

Pursuant to SEC Rule 12b-15, this form 10-K/A includes amended Exhibit 23.1 and new certifications by the Chief Executive Officer and Chief Financial Officer.