Form 10-Q
period 2007-03-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2007-05-23
CIK 854171

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For Quarter ended March 31, 2007 Commission File No. 0-28575

GLOBAL AIRCRAFT SOLUTIONS, INC.
(Exact name of issuer as specified in its charter)

NEVADA	84-1108499
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6901 South Park Avenue
Tucson, Arizona 85706
Mail: P.O. Box 23009
Tucson, Arizona 85706	(520) 294-3481-3009
(Address of Principal Executive Offices)	(Issuer's Telephone No.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [ x ] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 126-2 of the Exchange Act).

Yes [   ] No [ x ]

The number of shares outstanding of each of the Registrant’s classes of common equity, as of March 31, 2007 are as follows:

Class of Securities	Shares Outstanding
Common Stock, $.001 par value	39,646,301

INDEX

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Information.

Condensed Consolidated Balance Sheets:

As of March 31, 2007 (unaudited) and December 31, 2006
(audited)	3

Condensed Consolidated Statements of Operations:

For the three months ended March 31, 2007 and
2006 (unaudited)	5

Consolidated Statement of Changes in Stockholders' Equity:

For the year ended December 31, 2006 (audited) and three months
ended March 31, 2007 (unaudited)	6

Consolidated Statements of Cash Flows:

For the three-month periods ended March 31, 2007 and 2006
(unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management's Discussion and Analysis of Financial Condition	21
and Results of Operation

Item 3. Quantitative and Qualitative Disclosure about Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28

Certifications

ITEM 1.    FINANCIAL STATEMENTS.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

ASSETS

	2007 (unaudited)	2006
CURRENT ASSETS
Cash and cash equivalents	$ 14,753	$ 104,440
Accounts receivable	8,589,495	7,870,799
Note receivable	343,995	455,859
Due from equity investee partner	3,952,914	3,946,414
Inventory, net of allowance for slow-moving
and obsolete inventory	7,672,797	7,852,691
Restricted funds	65,500	65,500
Deferred income taxes	299,508	299,508
Other current assets	107,535	191,114

TOTAL CURRENT ASSETS	21,046,497	20,786,325

Property, plant and equipment	1,392,088	1,521,037
Equity in net assets of and advances to affiliates	6,277,867	6,063,067
Goodwill	38,992	38,992
Other assets	126,087	64,855

TOTAL ASSETS	$ 28,881,531	$ 28,474,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
March 31, 2007 and December 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2007 (unaudited)	2006
CURRENT LIABILITIES
Notes payable – short term	$ 4,996,116	$ 5,101,568
Note payable – related party	168,287
Accounts payable – trade	4,011,267	5,001,567
Customer deposits	265,365	541,878
Billings in excess of costs and estimated
earnings on contracts in progress	1,380,505	224,046
Accrued liabilities	380,156	493,404
Income taxes payable	915,800	735,466
Current maturities – capital leases	57,748	53,247

TOTAL CURRENT LIABILITIES	12,175,244	12,151,176

LONG-TERM LIABILITIES

Capitalized lease obligations	214,781	224,867
Deferred tax liability	344,027	344,027

TOTAL LONG-TERM LIABILITIES	558,808	568,894

TOTAL LIABILITIES	12,734,052	12,720,070

STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized
40,026,301 and 39,967,807 shares issued 2007 and 2006
and 39,646,301 and 39,587,807 shares outstanding 2007
and 2006	40,025	39,967
Additional paid-in capital	12,781,563	12,723,213
Contributed capital	620,289	620,289
Retained earnings	2,705,602	2,370,737

TOTAL STOCKHOLDERS' EQUITY	16,147,479	15,754,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 28,881,531	$ 28,474,276

     The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Condensed Consolidated Statements of Operations
For the Three Months ended March 31, 2007 and 2006
(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$ 6,279,000	$ 11,508,723
Cost of sales	(4,125,958)	(7,535,409)
Discounts taken	(50,000)

Gross profit	2,103,042	3,973,314

Selling, general and administrative expense	(1,599,485)	(1,970,463)

Gain from operations	503,557	2,002,851

Other income (expense):
Interest income	6,443	30,357
Interest expense	(131,600)	(86,674)
Legal settlement	(100,000)	(116)
Miscellaneous income	21,999	492
Equity in income (loss) of unconsolidated affiliates	214,800	(45,872)

Net profit, Before taxes	515,199	1,903,038
Estimated taxes, State and Federal	(180,334)	(779,637)

Net profit, After taxes	$ 334,865	$ 1,123,401

Net profit per share, Basic 2007 1stQtr 39,624,241 shares;
2006 1st Qtr 38,646,326 shares	$ 0.01	$ 0.03
Net profit per share, diluted 2007
1st Qtr 40,938,253 shares; 2006
1st Qtr 41,596,366 shares	$ 0.01	$ 0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Consolidated Statement of Changes in Stockholders’ Equity
For the Year Ended December 31, 2006 (unaudited) and the Three Months Ended March 31, 2007
(unaudited)

	Shares	$	Additional Paid-in Capital $	Contributed Capital $	Accumulated Earnings/Deficit $	Stockholder Equity $

Balance December 31, 2005	38,618,215	38,998	11,824,683	620,289	1,544,429	14,028,399

Exercise of
warrants	387,092	387	95,767			96,154

Share-based
payments to
directors	30,000	30	73,470			73,500

Stock issued to
employees for
compensation	552,500	552	581,214			581,766

Tax effects of
share-based
payments			148,079			148,079

Net income					826,308	826,308

Balance December 31, 2006	39,587,807	39,967	12,723,213	620,289	2,370,737	15,754,206

Exercise of
warrants,
(non-cash)	48,494	48	(48)			0

Vesting of stock
based compensation
to employees			50,703			50,703

Share-based
payments to
directors	10,000	10	7,695			7,705

Net income					334,865	334,865

Balance March 31, 2007	39,646,301	40,025	12,781,563	620,289	2,705,602	16,147,479

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2007 and 2006
(unaudited)

	2007	2006
Cash flows from operating activities:	$ 334,865	$ 1,123,401
Net Profit

Adjustments to reconcile net profit to net cash
provided (used) by operating activities:
Depreciation	150,173	135,957
Amortization		40,595
Allowance for Doubtful Accounts
Share of affiliate net Income	(214,800)
Customer deposits forfeited	(50,000)
Stock based compensation expense	58,408	121,106

Changes in Assets and Liabilities:
Accounts receivable	(1,397,086)	(948,012)
Prepaid expenses	83,579	(349,445)
Costs and estimated earnings in excess of
Billings on contracts in progress	(984,067)
Inventory	179,894	524,922
Restricted Funds
Deposits	(43,853)
Other non-current assets		131,055
Accounts payable-trade	(718,410)	(4,394,647)
Accounts payable-related party
Due to factor
Customer deposits	156,108	324,000
Billings in excess of cost and estimated
Earnings on contracts in progress	1,156,459	(23,548)
Income tax payable	180,334	779,637
Accrued liabilities	(113,248)	4,619

Net cash provided by/(used for) operating activities	(237,578)	(3,556,846)

Cash flows from investing activities:
Purchase of property, plant and equipment	(9,869)	(74,127)
Notes receivable	116,672	128,270
Non-consolidated affiliate		1,090,062
(Investment)/receipt

Net cash used for investing activities	106,803	1,144,745

Cash flows from financing activities:
Proceeds from issuance of common stock
Proceeds from bank loans	57,603	3,068,935
Repayment of bank loans		(773,738)
Payments on capital lease obligations	(16,939)
Proceeds for note payable - related party	200,000
Payments on Notes payable	(194,768)
Other financing activities, net	(4,808)	(1,233)

Net cash provided by financing activities	41,088	2,293,964

Net increase in cash and cash equivalents	(89,687)	(72,265)

Cash and cash equivalents at beginning of period	104,440	368,013

Cash and cash equivalents at end of period	$ 14,753	$ 295,748

Interest paid for the three months ended March 31, 2007 was $126,657. Interest paid for the three months ended March 31, 2006 was $64,115.

Taxes paid during the three months ended March 31, 2007 were $0. Taxes paid during the three months March 31, 2006 were $0.

During the three months ended March 31, 2007 assets acquired under capital lease agreements were $11,355. During the three months ended March 31, 2006 $0 assets were acquired under capital leases.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007

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

Management has decided to transfer its ownership interest in JetGlobal, LLC, an entity in which the company has a 30% ownership interest, to the other partner JetGlobal, LLC, BCI Aircraft Leasing, in consideration for aircraft inventory and a trailing interest in certain claims of JetGlobal against third parties. A final agreement and settlement had not been reached between the parties at March 31, 2007. The parties did execute a final agreement and settlement on April 20, 2007 (see Note 16, Subsequent Events). The terms of the final agreement with BCI did not result in any impairment to the Company, but final determination of the effect on operating results will be determined in the second quarter 2007, when it is expected the Company will have the results of JetGlobal’s Delta Airlines bankruptcy claim.

2.    ORGANIZATIONS AND NATURE OF OPERATIONS

On March 13, 2007, the Company announced that they have acquired a 20% ownership interest in, and entered into an exclusive service agreement with, Global Aircraft Leasing Partners ("GALP"). GALP is a start-up aircraft-leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. GACF and GALP have entered into a strategic alliance wherein Global will acquire a 20% interest in GALP in exchange for a capital contribution of $20,000, together with infrastructure, industry expertise, management assistance, and other non-monetary contributions. Global will specifically not be required to invest capital in aircraft acquired by GALP. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities. There were no material operations, assets or liabilities in GALP at 3/31/07.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2007, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and related notes, have been prepared by the Company without audit. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet at December 31, 2006 was derived from audited financial statements. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, the results of operations for the three months ended, March 31, 2007, and 2006 and cash flows for the three months ended March 31, 2007 and 2006.

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

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance were material to the financial statements in 2006. During 2006, the Company had bad debt expense of $338,000. The Company believes its allowance at March 31, 2007 is adequate based upon review of our outstanding accounts receivable at March 31, 2007. The allowance for doubtful accounts was $473,317 at December 31, 2006 and March 31, 2007. The Company recorded $0 in bad debt expense for the quarter ending March 31, 2007.

At March 31, 2007, the Company had a receivable of $590,000, for which the Company has reserved $285,000, from a customer that has filed for reorganization under Chapter 11 of the Bankruptcy Code. Management believes that it has a substantial position in the bankruptcy proceeding and that the Company has adequate collateral, which it will take as payment for this receivable.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new, used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. Inventory items held for over one year are no longer classified as “inventory, non-current”. All aircraft parts inventory are grouped as “Inventory, net of allowance for slow moving and obsolete inventory” and accounted under ‘Current Assets’ category. This is based on standard aviation industry practice of showing all aircraft parts under a single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. This is a reclassification to conform with what we now believe is more appropriate. This change will not impact the current quarter results or past results of the company. However in the future when the allowance for slow moving and obsolete inventory is provided for, the allowance will be a considered as an expense for the company.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is three years at both our HAT and World Jet subsidiaries; the estimated useful life of all other categories of assets at our HAT subsidiary is five years. World Jet uses estimated useful lives of 3, 5, and 7 years for its other assets. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

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

Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2006 and March 31, 2007 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

Revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed. Revenue from aircraft sales is recognized when the customer accepts delivery of the aircraft and/or when title is transferred.

Earnings per share

Basic earnings per share includes no dilution and is computed by dividing net earnings (loss) available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. Reconciliation of EPS for the first quarter, ended March 31 of 2007 and 2006 are as follows:

	For the Quarter ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income (Loss)	$334,865
Basic EPS
Income available to common stockholders	$334,865	39,624,241	$ 0.01

Warrants		148,339
Options		753,173
Unvested employment agreement shares		412,500
Diluted EPS
Income available to common stockholders	$334,865	40,938,253	$ 0.01
+ assumed conversions

	For the Quarter ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Net Income	$1,123,401
Basic EPS
Income available to common stockholders	$1,123,401	38,646,326	$ 0.03

Warrants		2,147,492
Options		802,548
Diluted EPS
Income available to common stockholders	$1,123,401	41,596,366	$ 0.03
+ assumed conversions

Equity in Net Assets and Advances to Affiliates

The investment in a 30% interest in JetGobal, LLC is accounted for using the equity method since the Company does not control JetGlobal, LLC, but over which it does exert significant influence. The investment in a 20% interest in GALP is also accounted for using the equity method for similar reasons. Under the equity method, the investment is recorded at cost plus advances and the Company’s share of earning less distributions and the Company’s share of losses. The Company considers whether future fair value of it investments has declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, a write-down would be recorded to estimated fair value.

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

Amortizable intangibles were fully expensed at December 31, 2006.

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

Income Taxes

Deferred taxes are provided on temporary differences between the tax basis of assets and liabilities for financial reporting purposes and income tax purposes. The valuation allowance reduces deferred tax assets to an amount that represents the Company’s best estimate of the amount of such deferred tax assets that, more likely than not, will be realized. Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. Accrued penalties and interest were $40,311 at January 1, 2007 and March 31, 2007. There was no change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the adoption of FIN 48, the Company has not recognized any change to the January 1, 2007 balance in retained earnings. At January 1, 2007 and March 31, 2007 the Company had no unrecognized tax benefits that, if recognized would affect the Company’s effective income tax rate in future periods.

The Company is subject to taxation in the U.S. and various state jurisdiction. The Company’s tax years 2002 and forward are subject to examination by the U.S. and state tax authorities.

Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of SFAS No. 133 and 140.” This Statement simplifies accounting for certain hybrid financial instruments, eliminates the interim guidance in Statement 33 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interest in Securitized Financial Assets,” and eliminates a restriction of the passive derivative instruments that a qualifying special-purpose entity may hold. The Statement is effective for fiscal years beginning after September 15, 2006. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has completed evaluation of its tax filings and believes that no liability need be established for uncertain tax positions. The adoption of FIN 48 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Stock-Based Compensation

During the first quarter of 2007, there were options for 10,000 shares, at an option price of $1.05, granted. The options are good for a term of five years and were immediately vested. Using the Black Scholes Model with the monthly stock-prices as variable from May 2002, the call option value of these options were calculated to be $.77. $7,706 was expensed during the first quarter of 2007 relative to these options. In connection with the adoption of SFAS123R we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123R, Staff Accounting Bulletin #107 (SAB 107), we estimated the fair value of stock option on the date of grant using the Black Scholes Options Valuation Model and the following assumptions: Risk free interest rate of 4.76%, Expected life of 2.5 years, Dividend rate of 0% and expected volatility of 128.79%.

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

Selected information by business segment is presented in the following tables for the years ended March 31, 2007 and March 31, 2006.

	Three months ended March 31, 2007	Three months ended March 31, 2006
	($millions)	($millions)
Segment sales:
Aircraft maintenance	4.790	6.321
Aircraft trading	.050	2.573
Part sales	2.896	2.986
Other	.041	.825

Sub Total	7.777	12.705

Elimination of intersegment sales	-1.498	-1.196

Total consolidated sales	6.279	11.509

Operating income:
Aircraft maintenance	1.027	1.615
Aircraft trading	.050	.892
Part sales	1.060	.779
Other	.016	687

Sub total	2.153	3.973

Selling, general, administrative expense	-1.599	-1.970
Penalties
Other, net	-.153	-.054
Share of Jetglobal net income (aircraft trading)	.215	.046

Consolidated earnings (loss) before taxes	.615	1.903

Interest income by segment
Aircraft maintenance	.001	.019
Aircraft trading
Part sales
Corporate	.005	.011
Total interest income	.006	.030

Interest expense by segment
Aircraft maintenance	.025
Aircraft trading
Part sales	.001
Corporate	.106	.085

Total interest expense	.132	.085

	2007 ($)	2006 ($)
Depreciation and amortization by segment
Aircraft maintenance	.92	.92
Aircraft brokerage
Part sales

Corporate	.58	.85
Total	1.50	1.77

Net asset values:
Aircraft maintenance	99.47	72.21
Aircraft trading	17.83	10.96
Part sales	67.29	88.15

Corporate	102.09	79.00

Total	286.68	250.32

Capital expenditures:
Aircraft maintenance		.67
Aircraft brokerage
Part sales

Corporate	.21	.07
Total	.21	.74

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

	Quarter ended March 31, 2007	Quarter Ended March 31, 2006

Angola	$ 60,653	$ 13,500
Belgium	20,300
Canada	12,039
Israel	22,857
Italy		791
Jordan		1,914,975
Kenya	1,500
Korea		134,619
Lebanon	19,844	6,403
Malawi		111,000
Mexico	2,703,851	873,794
Pakistan	216,033
Ukraine	6,560
United Kingdom	4,000	370

TOTALS	$ 3,067,637	$ 3,055,452

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

As of March 31, 2007, Equity in net assets and advances to affiliates consisted of the following:

Initial investment in Jetglobal	$1,125,000
Payment of 25% share of purchase of aircraft	4,627,404
Expenses paid on behalf of Jetglobal	510,053
Reimbursement payments for 25% share of aircraft	-688,722
Share of 2005 net loss	-157,874
Payment of earnings share to Global	-300,000
Distribution of Aircraft	-861,539
Share of 2006 income	1,808,745
Share of 2007 income	214,800
Balance at March 31, 2007	$6,277,867

Consolidated retained earnings at December 31, 2006, include $1,350,871 of undistributed earnings of Jetglobal. Consolidated retained earnings at March 31, 2007, included $1,565,671 of undistributed earnings of Jetglobal.

The December 31, 2006 balance sheet of JetGlobal has assets of $17,319,00 and liabilities of $3,118,939.

Management has decided to transfer its ownership interest in JetGlobal, LLC, an entity in which the company has a 30% ownership interest, to the other partner JetGlobal, LLC, BCI Aircraft Leasing, in consideration for aircraft inventory and a trailing interest in certain claims of JetGlobal against third parties. A final agreement and settlement had not been reached between the parties at March 31, 2007. The parties did execute a final agreement and settlement on April 20, 2007 (see Note 16, Subsequent Events). The terms of the final agreement with BCI did not result in any impairment to the Company, but final determination of the effect on operating results will be determined in the second quarter 2007, when it is expected the Company will have the results of JetGlobal’s Delta Airlines bankruptcy claim.

6.   INVENTORY

Inventories consisted of the following:

	March 31, 2007	December 31, 2006

Maintenance hardware	$1,251,753	$1,030,465
Parts for resale	6,153,273	6,554,455
Aircraft & engines	267,771	267,771

	$7,672,797	$7,852,691

Management reviews listed inventory items to determine whether there are slow moving or obsolete items on an annual basis. At March 31, 2007, it was management’s determination that the carrying value of the inventory items is appropriate and that there were no items requiring an allowance because the carrying value exceeds net realizable value.

7.   PLANT, PROPERTY AND EQUIPMENT

	March 31, 2007	December 31, 2006
Gross Asset Values
Land and improvements	$ 25,094	$ 25,094
Buildings and improvements	206,174	201,080
Vehicles	78,161	78,161
Machinery and equipment	2,058,291	2,058,291
Computers and software	332,755	332,755
Other office equipment	120,713	112,638
Equipment under capital lease	313,274	305,219

Subtotal	3,134,462	3,113,238

Less accumulated depreciation	1,742,374	1,592,201

Property and equipment, Net	$1,392,088	$1,521,037

During the first quarter of 2007, depreciation expense was $150,173. For the year ended December 31, 2006, depreciation expense was $582,710.

Property, plant and equipment include gross assets acquired under capital leases of $316,574 and $4,999 at March 31, 2007 and March 31, 2006, respectively. Related amortization, which is included in accumulated depreciation, was $40,203 and $750 at March 31, 2007 and March 31, 2006, respectively. Capital leases to acquire machinery and equipment totaled ($235,670) and to acquire other office equipment totaled ($69,549) at March 31, 2007. Amortization of assets under capital leases is included in depreciation expense.

8.   LEASES AND CAPITAL LEASES

Global’s wholly owned subsidiary, Hamilton Aerospace Technologies, Inc. (“HAT”), currently conducts operations on leased property at the Tucson International Airport, (“TIA”). Currently, World Jet is occupying space under this same lease. The lease is a one-year lease commencing March 1, 2005 and permits HAT to apply for two additional one-year options. TIA is implementing a Master Plan for airport development, which precludes issuing a long-term lease to HAT, but will not affect HAT’s facilities for at least five years. There is also executive office space leased at 6451 South Country Club under a five-year lease. Below is a table showing the total of lease commitments at March 31, 2007.

Operating Leases

	Min Lease Payments 2007 $	Min Lease Payments 2008 $	Min Lease Payments 2009 $	Min Lease Payments 2010 $	Min Lease Payments 2011 $	TOTALS $
Premises 6901	79,557					79,557
S. Park

A/C storage
area adjacent
to 6901 S Park

Office space
6451 S. Country
Club	38,279	39,628	41,006	42,436	36,385	197,734

Premises 6900
S. Park

Inventory
storage 7001 S
Park	52,728					52,728

Total Operating	170,564	39,628	41,006	42,436	36,385	330,019
Lease
Commitments

The Company has entered into capital lease agreements to facilitate the purchase of various types of equipment. Below is a table showing the total lease commitments under those agreements and the present value of those lease commitments.

Capital Leases

	Min Lease Payments 2007 $	Min Lease Payments 2008 $	Min Lease Payments 2009 $	Min Lease Payments 2010 $	Min Lease Payments 2011 $	TOTALS $
Telephone	15,700	15,700	15,699	15,699	9,368	72,166
systems

Office equipment	7,239	7,641	6,557	402		21,839

A/C maintenance
equipment	58,469	58,469	58,470	58,470	34,107	267,985

Total Capital
Lease
Commitments	81,408	81,810	80,726	74,571	43,475	361,990

Present Value
of Capital
Lease
Commitments	56,146	62,038	67,282	67,366	36,043	288,875

Interest	24,967	19,592	13,499	7,205	1,337	66,600
related to
Capital Lease
Commitments	24,967	19,592	13,499	7,205	1,337	66,600

9.    SHAREHOLDERS’ EQUITY

Options

On March 9, 2007, options to purchase 10,000 shares at $1.05 were issued to a Director under an existing agreement. The options are good for a term of five years and were immediately vested. Using the Black Scholes Model with the monthly stock-prices as variable from May 2002, the call option value of these options were calculated to be $.77. $7,706 was expensed during the first quarter of 2007 relative to these options.

Stock

On January 24, 2007, warrants were converted under the non-cash conversion terms of the original agreement of issue. A warrant for 95,192 shares was reduced to 48,494 shares under the cashless exercise formula and 48,494 shares were issued.

On March 29, 2007, 10,000 shares of common stock were issued under the terms of a Director’s agreement.

	Share value on Measurement Date	Vesting Date

Unconverted
Warrants Issued:
@ $0.68	.50		300,000
@ $1.36	.50		7,740,000
@ $0.52	.65		8,919
@ $1.00	.65		1,040,866
@ $1.36	.65		1,137,020
Subtotal	.65		10,226,805

Options Issued:
@ $0.17	.23		900,000
@ $1.03	1.03		30,000
@ $1.05	1.05		10,000
Subtotal			940,000

Awards of stock
pending under
employment
contracts

		1/01/2007	10,000
		6/01/2007	10,000
		6/05/2007	62,500
		7/01/2007	20,000
		12/01/2007	10,000
		12/05/2007	62,500
		6/01/2008	10,000
		6/05/2008	62,500
		7/01/2008	20,000
		12/01/2008	10,000
		12/05/2008	62,500
		6/05/2009	62,500
		12/01/2009	10,000
Subtotal			412,500

Total			11,579,305

SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

	TOTAL SHARES	ISSUED	AVAILABLE
PLAN NAME

2002 Compensatory Stock Option Plan	3,000,000	1,045,000	1,955,000
2003 Employee Stock Compensation Plan	5,000,000	4,667,500	332,500

Stock-based Compensation Disclosure

Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. Those options issued to employees that were not immediately exercised remained outstanding at March 31, 2007 and are summarized below:

		March 31, 2007
		Weighted Average Exercise Price
Options outstanding at	930,000	$ 0.198	Exercisable on grant date
beginning of year

Granted during quarter	10,000	$ 1.05	Exercisable on grant date

Exercised during quarter	None

Forfeited during quarter	None

Outstanding at 3/31/2007	940,000	$ .207	Exercisable on grant date

Options exercisable at	940,000	$ .207
3/31/2007

Weighted average fair	$1.05
value of options
granted during the
quarter

The aggregate remaining contractual lives in years for the 900,000, 30,000 and 10,000 options outstanding and exercisable on March 31, 2007 was 2.022, 4.011 and 4.940, respectively. Aggregate intrinsic value represents total pretax intrinsic value (the difference between Global’s closing stock price on March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders executed their options on March 31, 2007. This amount changes based on the fair market value of Global’s stock. The total intrinsic value of options outstanding as of March 31, 2007 was $333,300. There were no options exercised during the quarter ended March 31, 2007. The Company issues new shares of common stock upon the exercise of stock options.

At March 31, 2007, 1,955,000 shares were available for future grants under the Company’s 2002 Compensatory Stock Option Plan and 332,500 shares were available for future grants under the Company’s 2003 Employee Stock Option Plan.

The 900,000 options issued in 2004 were issued at $0.06 below the share price on the measurement date. Expense in the amount of $54,000 was included in selling, general and administrative expenses for 2004. Because the options were immediately available, the intrinsic value and the fair value of the options is calculated at the same $.23 per share.

		March 31, 2006
		Weighted Average Exercise Price
Options outstanding at	900,000	$ 0.17	Exercisable on grant date
beginning of year

Granted during year	None

Exercised during year	None

Cancelled during year	None

Forfeited during year	None

Outstanding at 3/31/2006	900,000	$ 0.17	Exercisable on grant date

Options exercisable at	900,000	$ 0.17
3/31/2006

Weighted average fair	$0
value of options
granted during the
quarter

10.   NOTES PAYABLE

On December 9, 2005, Global Aircraft Solutions, Inc (“Global”), Hamilton Aerospace Technologies, Inc. (“HAT”), a wholly owned subsidiary of Global Aircraft Solutions, Inc. and World Jet Corporation, (“WJ”) a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the “Borrowers”) closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank (“M&I Bank”). The modification increased the $2.5 million operating line of credit to $5 million (“Line of Credit”); added a Guidance Line of Credit in the amount of $7 million (“Guidance Credit”) solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000.00. The Guidance Credit portion of the agreement has expired and no longer exists. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. At March 31, 2007 the applicable interest rate was 7.77% per annum. The interest rate for each Letter of Credit Facility, if drawn upon, shall also be 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remains secured by a first priority lien on Global’s, HAT’s and WJ’s personal property. The term of the Line of Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit shall be due on the expiration date.

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

The balance due of the Line of Credit at March 31, 2007 was $4,872,000. The Line of Credit also secures a Letter of Credit for $128,000, which was issued to TAA as part of the lease agreement for the HAT facility. The total available credit facility is $5,000,000 at March 31, 2007 subject to the borrowing base.

At quarter ending 3/31/07 Comany was not in compliance with certain covenants of loan agreement, as amended 10/15/05 with M&I Bank. We do not anticipate any actions by M&I Bank that would affect the Company liquidity.

On July 6, 2006, ComVest Capital, LLC, as “Lender”, and Global Aircraft Solutions, as “Borrower”, entered into a subordinated loan agreement. Under the loan agreement, the Company was originally indebted to the Lender in the principal amount of $2,800,000. The principal amount of the agreement was originally all due and payable October 6, 2006, with interest payments due monthly on the last day of each month in the amount of 15% of the outstanding balance. These funds were borrowed for potential investment purposes, but as the investment did not yet materialize, the company has repaid $2,700,000 of the loan amount and has made an agreement to repay the balance of $44,750 during November of 2006. The interest rate during the extended period will be 20%. Accrued interest due at March 31, 2007 was $3,474.

To facilitate this loan agreement, on July 6, 2006, the Company and its wholly owned subsidiaries Hamilton and World Jet entered into a Subordination and Intercreditor Agreement with M&I Marshall & Ilsley Bank (Lender) and ComVest Capital, LLC, (Creditor).

Also, see related party note described in Note 11 below.

11.   RELATED PARTY TRANSACTIONS

BCI Aircraft Leasing, Inc.

BCI Aircraft Leasing, Inc., Global’s partner in Jetglobal, see Note 5, accounted for 31.7% of Company revenue during the 1st quarter of 2007 and accounted for 16.6% of Company revenue during the year ended December 31, 2006. The account receivable from BCI at March 31, 2007 was $2,164,041 and at December 31, 2006 was $1,827,481.

Jetglobal, LLC accounted for less than 1% of the Company’s revenue during the 1st quarter of 2007. Jetglobal, LLC accounted for 7.2% of the Company’s revenue in 2006. The total amount due to the Company from Jetglobal at March 31, 2007 was $346,142. BCI Jet, a BCI controlled company, accounted for 0% of the Company’s revenue in the first quarter of 2007 and 03.8% of the Company’s revenue in 2006. BCI Jet owed the Company $1,300,000 at March 31, 2007 and at December 31, 2006.

GALP

On March 15, 2007, the Company entered into a secured promissory note agreement with Ardennes Value Fund, a related party due to the Company’s GALP participation. The principal amount of the note is $200,000 with simple interest at a rate of 15% per annum. Required payments are interest only for the first two months beginning April 15, 2007 and all remaining interest and principal is due on June 15, 2007. The note is secured by two (2) JAR OPS Avionics Kits.

12.    CONTRACTS IN PROGRESS

At March 31, 2007 and December 31, 2006, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	2007	2006
Costs incurred on uncompleted contracts	$ 1,612,235	$ 1,486,387
Profit earned to date	523,514	521,378

	$ 2,135,749	$ 2,007,765
Less: Billings to date	(3,655,800)	(2,314,710)

	$(1,520,051)	$ (306,945)

Included in the accompanying balance sheet at March 31, 2007 and December 31, 2006 under the following caption:

Billings in excess of costs and estimated earnings on uncompleted contracts

	2007	2006
Billings in excess from above	$(1,520,051)	$(306,945)
Time and material earnings unbilled	139,546	82,899

Net	$(1,380,505)	$(224,046)

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

13.   TRADE ACCOUNTS RECEIVABLE

As of March 31, 2007 and December 31, 2006, trade accounts receivable consist of the following:

	2007	2006

Contracts in progress	$ 737,391	$ 1,158,998
Completed contracts	8,325,421	7,185,118

	$ 9,062,812	$ 8,344,116

Less: allowance for doubtful accounts	(473,317)	(473,317)

	$ 8,589,495	$ 7,870,799

There was no bad debt expense charged to the allowance for doubtful accounts during the first quarter of 2007. Bad debt expense charged to the allowance for doubtful accounts for the year ended December 31, 2006 was $337,508.

14.   NOTES RECEIVABLE

During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to the Company by Avolar Aero Lineas S.A. de C.V. The due date of the note was extended to June 30, 2007. The note bears interest at 6.5% per annum. At March 31, 2007, the balance due including interest was $343,995. This note is not collateralized.

15.    CONCENTRATION OF REVENUES

The Company’s top four customers accounted for 85.1% of sales during the quarter ended March 31, 2007. The Company’s top four customers accounted for 52.4% of sales during the year ended December 31, 2006. Three customers accounted for 62.6% of the Company’s accounts receivable at March 31, 2007. Three customers accounted for 63.8% of the Company’s accounts receivable at December 31, 2006. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base. It should be noted that in any single quarter, due to the length of the typical repair job, percentages will normally be significantly higher than on an annual basis. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers, referenced above, for the 1st quarter of 2007 and the year 2006 are listed in the table below:

1st Qtr of 2007-Top Four Customers	1st Qtr of 2007 -% of Revenues	2006-Top Four Customers	2006- % of Revenues
Customer A	37.5	Customer A	20.3
Customer B	31.7	Customer B	18.4
Customer E	8.5	Customer C	7.2
Customer F	7.4	Customer D	6.5
Top Four- 1st Qtr 2007 Total %	85.1	Top Four-2006 Total %	52.4

16.    SUBSEQUENT EVENTS

Since the formation of the JetGlobal LLC, Management has been unable to obtain timely and accurate financial information legally demanded by the Company from JetGlobal. As a consequence, during the first quarter 2007, Management decided to transfer its ownership interest in JetGlobal, LLC, an entity in which the Company has a 30% ownership interest, to the other partner in JetGlobal, LLC, BCI Aircraft Leasing. The parties executed a final agreement and settlement on April 20, 2007. Under the terms of the final agreement and settlement, in consideration for the Company’s 30% ownership interest in JetGlobal, the Company will receive title, free and clear, to five aircraft valued at $1,500,000 each. A sixth aircraft purchased from Global by JetGlobal, and which had MRO work performed by HAT, will be returned to the Company in satisfaction of money due to the Company, $1,150,000, for that particular aircraft. The Company will also retain a trailing interest of 18% of any amount paid JetGlobal under (i) satisfaction of the claim against Delta and (ii) the JetGlobal claim against AFG for breach of contract. The terms of the final agreement with BCI did not result in any impairment to the Company, but final determination of the effect on operating results will be determined in the 2nd quarter 2007, when it is expected the Company will have the results of JetGlobal’s Delta Airlines bankruptcy claim.

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Aircraft Solutions, Inc. (“Global”) and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc., “HAT”, and World Jet Corporation, “World Jet”, that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan” and similar expressions, as they relate to Global, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management’s current view of Global, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others relating to our results of operations: competitive factors, shifts in market demand, and other risks and uncertainties, that may affect our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could differ materially from those anticipated. We are not obligated, nor do we undertake the obligation, to revise these forward-looking statements to reflect future events or circumstances.

PART 1

The following discussion and analysis should be read in conjunction with the information set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report on form 10-K for 2006. Global Aircraft Solutions, Inc. (“Global”), formerly Renegade Venture (Nev.) Corporation, is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol GACF. On May 2, 2002, Global acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation (“HAT”) in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification (“MRO”) services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. On July 25, 2004, Global acquired 100 percent of the common stock of World Jet Corporation (“World Jet”), a privately owned Nevada corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MRO facilities. The acquisition of World Jet had an effective transaction date of January 1, 2004 and the World Jet results of operations are included in all quarters of calendar year 2004.

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

World Jet is a seller/broker of aircraft parts, which is not an operation or activity which is regulated by the FAA or any other governing body or governmental agency; however, any aircraft parts sold by World Jet must be accompanied by documentation verifying that such part is traceable to either an FAA approved manufacturer, overhaul or repair facility, or an FAA certificated operator. In furtherance of satisfying customers that World Jet does sell and broker parts that are traceable to FAA certification, World Jet voluntarily participates in the Airline Suppliers Association which requires an annual audit of suppliers of aircraft parts to verify that such supplier maintains the proper traceability documents, properly tags aircraft parts in support of such traceability and maintains proper packaging and storage of aircraft parts. In addition to the foregoing, World Jet also certifies to each customer that any part or material sold was not involved in any incident and is not government surplus.

Global’s aircraft trading represents a significant niche in our business. Successful efforts in this area will go a long way to building our company. During of 2006, aircraft trading accounted for 9% of Company revenues. Our settlement agreement with BCI, related to the Company’s withdrawal from Jetglobal, calls for the transfer, free and clear, of 6 aircraft to the Company. Efforts are already underway to sell these aircraft. Obviously, there is opportunity for a positive synergistic increase in MRO revenue and part sales revenue related to those aircraft traded with both new and continuing customers.

HAT competes principally on the high quality of its services and its price competitiveness due to its location in the Southwest. Location related benefits include low labor rates; a dry, mild climate enabling HAT to do many MRO projects outdoors; and low overhead. World Jet competes on price competitiveness and expedited delivery of parts. World Jet has spent years acquiring inventories at deep discounts and this inventory is the type HAT uses on a daily basis. World Jet’s customer base includes airlines, aircraft leasing companies and MRO facilities. The large aircraft repair business and the aircraft parts sales business are highly competitive. Revenues are sensitive to adverse changes in the air carrier business, that can be influenced by factors such as airline profit levels, changes in fuel costs, average fare levels, and passenger demand. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT’s and World Jet’s services.

RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

The continued alerts by the U.S. Department of Homeland Security and fears of new terrorist attacks, the U.S.-led invasion of Iraq, high fuel costs and the general state of the economy could quite possibly produce negative impact on the aviation industry.

On March 13, 2007, the Company announced that they have acquired a 20% ownership interest in, and entered into an exclusive service agreement with, Global Aircraft Leasing Partners (“GALP”). GALP is a start-up aircraft-leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. GACF and GALP have entered into a strategic alliance wherein Global will acquire a 20% interest in GALP in exchange for a capital contribution of $20,000, together with infrastructure, industry expertise, management assistance, and other non-monetary contributions. Global will specifically not be required to invest capital in aircraft acquired by GALP. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities. Global expects that its strategic partnership with GALP will have a positive effect upon the volume of its MRO and parts sales businesses.

Since the formation of the JetGlobal LLC, Management has been unable to obtain timely and accurate financial information legally demanded by the Company from JetGlobal. As a consequence, during the first quarter 2007, Management decided to transfer its ownership interest in JetGlobal, LLC, an entity in which the Company has a 30% ownership interest, to the other partner in JetGlobal, LLC, BCI Aircraft Leasing. The parties executed a final agreement and settlement on April 20, 2007. Under the terms of the final agreement and settlement, in consideration for the Company’s 30% ownership interest in JetGlobal, the Company will receive title, free and clear, to five aircraft valued at $1,500,000 each. A sixth aircraft purchased from Global by JetGlobal, and which had MRO work performed by HAT, will be returned to the Company in satisfaction of money due to the Company, $1,500,000, for that particular aircraft. The Company will also retain a trailing interest of 18% of any amount paid JetGlobal under (i) satisfaction of the claim against Delta and (ii) the JetGlobal claim against AFG for breach of contract. The terms of the final agreement with BCI did not result in any impairment to the Company, but final determination of the effect on operating results will be determined in the 2nd quarter 2007, when it is expected the Company will have the results of JetGlobal’s Delta Airlines bankruptcy claim.

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

RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of March 31, 2007, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 25, 2004, with an effective date of January 1, 2004. Our in-house aircraft trading transactions are conducted by the parent company Global Aircraft Solutions, Inc.

OPERATING SEGMENTS

See Note 3 to the Condensed Consolidated Financial Statements for certain segment and geographic financial data relating to our business. The Company has divided its operations into the following reportable segments: Aircraft maintenance, repair, and overhaul; aircraft trading (i.e. aircraft brokerage and /or the purchase for resale or lease of aircraft and/or aircraft engines; and part sales. All aircraft maintenance, repair and overhaul is performed at HAT. Beginning January 1, 2005, most aircraft trading has been done through Global. Prior to that date all aircraft trading transactions were handled through HAT. Subsequent to its acquisition in January 2004, substantially all part sales were done by the Company’s wholly owned subsidiary, World Jet.

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

Net sales for the three months ended March 31, 2007 decreased $5.2 million, or 45%, to $6.3 million from $11.5 million for the three months ended March 31, 2006. The decreases were due to the absence of aircraft sales by Global coupled with a decrease in maintenance revenues. Aircraft sales were $2.57 million in the 1st quarter of 2006 which tend to vary significantly. The 1st quarter of 2007 had only $50,000, which represented a forfeited deposit. Maintenance revenue was negatively impacted by the cash crunch experienced as a result of the high unpaid balances of Avolar and BCI discussed under the Liquidity section of this document.

Cost of sales consists of costs of inventory sold for World Jet, time and materials for HAT and aircraft purchase price for Global aircraft trading. Cost of sales for the three months ended March 31, 2007 decreased $3.4 million, or 45%, to $4.1 million from $7.5 million for the three months ended March 31, 2006. Cost of sales decreased on a quarter-to-quarter basis due to the decrease in sales.

Gross profit for the three months ended March 31, 2007 of $2.2 million was less than the same period in the prior year by $1.8 million Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory.

While the Company aggressively seizes revenue-producing opportunities such as aircraft sales, management gauges results by looking at what historically has been the core revenue producing activity, the sale of labor hours. In the first three months of 2007, revenue produced from labor was $2,448,750 as compared with $4,234,072 the first three months of 2006. This represents an decrease of 40%. The comparative costs for all direct labor, including work performed by outside contractors, was $1,623,299 in the first three months of 2007 compared with $2,179,901 for the same period in 2006. All direct labor costs were 25.8% of total sales in first three months of 2007 compared with 33% in the first three months of 2006. The relationship between direct labor costs and direct labor revenues went up 14% from 2006 to 2007. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. Also, a substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. A sudden decrease in volume will have a negative impact due to the retention of core labor during slower periods. Management is confident that adjustments to volume changes will be made and profitability will benefit over time.

Selling, general and administrative expenses for the three months ended March 31, 2007 increased as percentage of sales to 25.5% from 17.1% in three months ended March 31, 2006 due to net decrease in sales.

Interest expense for the Company, during the first three months of 2007, was $131,600.

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of a high gross profit potential and our continued vigilance at holding down costs will improve for the remainder of 2007. HAT’s option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well. Global has experienced some success in branching out into the aircraft trading arena and Management believes this segment will experience increasing growth and profits during the remainder of 2007 and into the future.

The following tables depict our pre-tax operating profit for the first quarter of 2007 and for the first quarter of 2006 on a stand-alone basis and a consolidated basis for Global, HAT and World Jet:

1st Quarter 2007

	Global Stand-Alone	HAT Stand-Alone	World Jet Stand-Alone	Intercompany Eliminations	Consolidated
Revenues	50,000	5,609,431	2,117,156	(1,497,587)	6,279,000
Less: Cost of sales	234	4,010,966	1,612,345	(1,497,587)	4,125,958
Less: Expenses	588,580	692,888	318,634	617	1,599,485
Pre-tax Operating Profit (Loss)	(538,814)	905,575	186,177	617	553,557

1st Quarter 2006

	Global Stand-Alone	HAT Stand-Alone	World Jet Stand-Alone	Intercompany Eliminations	Consolidated
Revenues	3,175,000	6,554,442	2,975,789	(1,195,684)	11,508,723
Less: Cost of sales	1,949,139	4,586,370	2,195,743	(1,195,843)	7,535,409
Less: Expenses	676,674	777,610	516,179		1,970,463
Pre-tax Operating Profit (Loss)	549,187	1,190,462	263,202		2,002,851

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

On December 9, 2005, Global Aircraft Solutions, Inc (“Global”), Hamilton Aerospace Technologies, Inc. (“HAT”), a wholly owned subsidiary of Global Aircraft Solutions, Inc. and World Jet Corporation, (“WJ”) a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the “Borrowers”) closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank (“M&I Bank”). The modification increased the $2.5 million operating line of credit to $5 million (“Line of Credit”); added a Guidance Line of Credit in the amount of $7 million (“Guidance Credit”) solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000.00. The Guidance Credit portion of the agreement has expired and no longer exists. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. At March 31, 2007 the applicable interest rate was 7.77% per annum. The interest rate for each Letter of Credit Facility, if drawn upon, shall also be 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remains secured by a first priority lien on Global’s, HAT’s and WJ’s personal property. The term of the Line of Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit shall be due on the expiration date.

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

At quarter ending 3/31/07 Company was not in compliance with certain covenants of loan agreement as amended 10/15/07, with M&I Bank. We do not anticipate any actions by M&I Bank that would affect Company liquidity.

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

The balance due of the Line of Credit at March 31, 2007 was $4,872,000. The Line of Credit also secures a Letter of Credit for $128,000 which was issued to TAA as part of the lease agreement for the HAT facility.

On July 6, 2006, Comvest Capital, LLC, as “Lender”, and Global Aircraft Solutions, as “Borrower”, entered into a subordinated loan agreement. Under the loan agreement, the Company was originally indebted to the Lender in the principal amount of $2,800,000. The principal amount of the agreement was originally all due and payable October 6, 2006, with interest payments due monthly on the last day of each month in the amount of 15% of the outstanding balance. These funds were borrowed for potential investment purposes, but as the investment did not yet materialize, the company has repaid $2,700,000 of the loan amount and has made an agreement to repay the balance of $44,750 during November of 2006. The interest rate during the extended period will be 20%. Accrued interest due at March 31, 2007 was $3,474.

To facilitate this loan agreement, on July 6, 2006, the Company and its wholly owned subsidiaries Hamilton and World Jet entered into a Subordination and Intercreditor Agreement with M&I Marshall & Ilsley Bank (Lender) and Comvest Capital, LLC, (Creditor).

On March 15, 2007, the Company entered into a secured promissory note agreement with Ardennes Value Fund, a related party due to the Company’s GALP participation. The principal amount of the note is $200,000 with simple interest at a rate of 15% per annum. Required payments are interest only for the first two months beginning April 15, 2007 and all remaining interest and principal is due on June 15, 2007. The note is secured by two (2) JAR OPS Avionics Kits.

During 2006, Avolar’s increasing fleet size resulted in increasing receivables due HAT. At the same time, Avolar’s past due receivables increased significantly. In order to protect the Company’s financial status, late in February Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar’s pay-down of monies due HAT. By the end of March 2007, Avolar has made progress reducing the amount owed Hamilton Aerospace, but Avolar was not in full compliance with the terms of its payment schedule agreed to with HAT. Avolar has stated its intention to bring its accounts current with HAT and World Jet and renew its maintenance and support agreements with both companies. (See Note l6. Subsequent Events, in the Notes to the Condensed Consolidated Financial Statements that are part of this filing.)

By the end of the fourth quarter 2006 and into the first quarter 2007 the past due amounts due Hamilton Aerospace by BCI Aircraft Leasing, Inc. had also reached unacceptable levels. The parties have negotiated a settlement, which was discussed earlier, related to the transfer of certain aircraft to eliminate the Company’s ownership in Jetglobal. Although BCI is presently cooperating with the Company to resolve these issues equitably, a final agreement relative to a cash payment to settle the amounts due by BCI has not at this time been reached between the companies.

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

Significant changes in the Company’s Balance Sheet for the quarter ended March 31, 2007 were as follows:

Total assets increased from $28,474,276 at December 31, 2006 to $28,881,531 at March 31, 2007. Significant changes for the period were:

Cash on hand decreased $89,687.

Accounts receivable increased $718,696.

Notes receivable decreased $111,864 during the first quarter of 2007

During the first quarter of 2007, total liabilities decreased from $12,151,176 at December 31, 2006 to $12,131,046 at March 31, 2007, primarily due to:

Accounts payable decreased over the December 31, 2006 balance by $990,300.

Billings in excess of costs and expenses on uncompleted contracts increased $1,156,459.

Accrued liabilities decreased $113,248 reflecting the increased outstanding accrued payroll due to the scheduled timing of check issuance.

Cash

As of March 31, 2007 we had $14,753 in cash on hand and approximately $8,589,495 in collectible trade receivables. Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.

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

Inventory: Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new, used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. Inventory items held for over one year are no longer classified as “inventory, non-current”. All aircraft parts inventory are grouped as “Inventory, net of allowance for slow moving and obsolete inventory” and accounted under ‘Current Assets’ category. This is based on standard aviation industry practice of showing all aircraft parts under a single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. This is a reclassification to conform with what we now believe is more appropriate. This change will not impact the current quarter results or past results of the company. However in the future when the allowance for slow moving and obsolete inventory is provided for, the allowance will be a considered as an expense for the company.

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

      Property and Equipment: Property and equipment are recorded at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. The estimated useful life of computer equipment and software is three years at both our HAT and World Jet subsidiaries; the estimated useful life of all other categories of assets at our HAT subsidiary is five years. World Jet uses estimated useful lives of 3, 5, and 7 years for its other assets. Amortization of leasehold improvements is computed using the shorter of the lease term or the expected useful life of the assets. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized when incurred.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in reported market risks faced by the Company since the end of the Company’s preceding fiscal year ending December 31, 2006.

ITEM 4.    CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report on Form 10-Q (the “Evaluation Date”), our Chief Financial Officer and Chief Executive Officer, together with HAT’s President and Principal Financial and Accounting Officer, evaluated our disclosure controls and procedures, as defined in Rules 13a-14 and 15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, these officers have concluded that, with the exception of the material weakness related to the financial reporting deficiencies of the Company’s joint venture partner, JetGlobal, LLC, as reported in our 2006 Form 10-K, and which still existed as of March 31, 2007, as of the Evaluation Date, our disclosure controls and procedures allow for timely decisions regarding disclosure of material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act. (b) Except for a settlement agreement entered into on April 20, 2007 with JetGlobal for the purpose of rectifying the material weakness identified in item (a) immediately above, there has not been any change in our internal controls or in other factors that are reasonably likely to affect internal controls subsequent to the date of our most recent evaluation.

PART II.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS

(a)   Exhibits

31.1	Certification of Principal Executive Officer, Mr. Ian Herman
31.2	Certification of Principal Operating Officer, Mr. John B. Sawyer
31.3	Certification of Principal Accounting Officer, Ms. Patricia Graham
32.1	Certification of Mr. Ian M. Herman, Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Ian Herman	Chairman of the Board of Directors,	May 21, 2007
Ian Herman	Chief Executive Officer and Director

/s/ Patricia Graham	Principal Accounting Officer	May 21, 2007
Patricia Graham