Form 10-Q
period 2007-06-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2007-08-14
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For quarterly period ended June 30, 2007
[   ] Transition report Pursuant to Section 13 of 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from _______ to _______

                           Commission File No. 0-28575

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                -----------------------------------------------
               (Exact name of issuer as specified in its charter)

            NEVADA                                               84-1108499
 ------------------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


 6901 South Park Avenue
 Tucson, Arizona 85706
 Mail:  P.O. Box 23009
 Tucson AZ                                                       85734-3009
--------------------------------------                       ----------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code: (520) 294-2481

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [ x ] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer [ ]  Accelerated filer [ ]   Non-accelerated filer [ x ]


Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The registrant had 40,061,301 shares of its Common Stock outstanding as of August 10, 2007.

                                      INDEX


                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Information.

         Condensed Consolidated Balance Sheets (unaudited):

         As of June 30, 2007 and December 31, 2006...........................  3

         Condensed Consolidated Statements of Operations (unaudited):

         For the three and six months ended June 30, 2007 and 2006...........  5

         Condensed Consolidated Statement of Changes in Stockholders'
           Equity (unaudited):

         For the year ended December 31, 2006 and six months ended
           June 30, 2007.....................................................  6

         Condensed Consolidated Statements of Cash Flows (unaudited):

         For the six-month periods ended June 30, 2007 and 2006..............  7

         Notes to Condensed Consolidated Financial Statements
           (unaudited).......................................................  8


Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation.......................................... 19

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........... 26

Item 4.  Controls and Procedures............................................. 26


                           PART II. OTHER INFORMATION


Item 5.  Other Information................................................... 26

Item 6.  Exhibits............................................................ 27

         Signatures.......................................................... 27

         Certifications

ITEM 1.  FINANCIAL STATEMENTS.


                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                       June 30, 2007 and December 31, 2006
                                   (unaudited)


                                     ASSETS
                                                          2007           2006
                                                       -----------   -----------
CURRENT ASSETS
Cash and cash equivalents                              $     1,574   $   104,440
Accounts receivable, net                                 7,982,236     7,870,799
Notes receivable                                           348,857       455,859
Due from equity investee partner                         3,618,461     3,946,414
Inventory                                               14,871,236     7,852,691
Restricted funds                                            65,500        65,500
Deferred income taxes                                      299,508       299,508
Other current assets                                       137,006       191,114
                                                       -----------   -----------

  TOTAL CURRENT ASSETS                                 $27,324,378   $20,786,325

Property, plant and equipment, net                       1,271,842     1,521,037
Equity in net assets of and advances to affiliates            --       6,063,067
Goodwill                                                    38,992        38,992
Other assets                                                95,691        64,855
                                                       -----------   -----------

  TOTAL ASSETS                                         $28,730,903   $28,474,276
                                                       ===========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                              GLOBAL AIRCRAFT SOLUTIONS, INC.
                           Condensed Consolidated Balance Sheets
                            June 30, 2007 and December 31, 2006
                                        (unaudited)


                           LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   2007            2006
                                                               ------------    ------------
CURRENT LIABILITIES
Notes payable                                                  $  5,682,145    $  5,101,568
Note payable - related party                                        800,000            --
Accounts payable - trade                                          2,919,915       5,001,567
Customer deposits                                                   616,742         541,878
Billings in excess of costs and estimated
  earnings on contracts in progress, net                             28,765         224,046
Accrued liabilities                                                 526,501         493,404
Income taxes payable                                                991,471         735,466
Current maturities - capital lease obligations                       59,144          53,247
                                                               ------------    ------------

  TOTAL CURRENT LIABILITIES                                    $ 11,624,683    $ 12,151,176

LONG-TERM LIABILITIES


 Capitalized lease obligations                                      202,778         224,867
 Deferred tax liability                                             344,027         344,027
                                                               ------------    ------------

   TOTAL LONG-TERM LIABILITIES                                      546,805         568,894
                                                               ------------    ------------

  TOTAL LIABILITIES                                            $ 12,171,488    $ 12,720,070
                                                               ============    ============


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized
  40,441,301 and 39,967,807 shares issued 2007 and 2006 and
  40,061,301 and 39,587,807 shares outstanding 2007 and 2006         40,440          39,967
Additional paid-in capital                                       13,114,587      12,723,213
Deferred compensation                                               (62,033)           --
Contributed capital                                                 620,289         620,289
Retained earnings                                                 2,846,132       2,370,737
                                                               ------------    ------------

  TOTAL STOCKHOLDERS' EQUITY                                   $ 16,559,415    $ 15,754,206
                                                               ============    ============

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 28,730,903    $ 28,474,276
                                                               ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             GLOBAL AIRCRAFT SOLUTIONS, INC.
                                     Condensed Consolidated Statements of Operations
                                For the Three and Six Months ended June 30, 2007 and 2006
                                                      (unaudited)

                                                            Three Months    Three Months     Six Months      Six Months
                                                             ended June      ended June      ended June      ended June
                                                              30, 2007        30, 2006        30, 2007        30, 2006
                                                            ------------    ------------    ------------    ------------
Sales
  Sales, maintenance, repair, overhaul                      $  2,742,659    $  7,201,734    $  8,276,990    $ 13,522,520
  Sales, aircraft trading                                      7,850,000         650,000       7,900,000       3,223,000
  Sales, parts                                                   594,800       1,164,575       1,226,468       2,954,940
  Sales, other                                                   (13,569)      1,182,342             432       2,006,914
                                                            ------------    ------------    ------------    ------------
Total sales                                                 $ 11,173,890    $ 10,198,651    $ 17,402,890    $ 21,707,374
Cost of sales
  Cost of sales, maintenance, repair, overhaul                (2,207,074)     (5,042,828)     (5,958,354)     (9,549,252)
  Cost of sales, aircraft trading                             (6,846,000)     (1,574,485)     (6,846,234)     (3,255,624)
  Cost of sales, parts                                          (254,825)       (745,232)       (628,834)     (1,956,078)
  Cost of sales, other                                                          (405,500)           (435)       (542,500)
                                                            ------------    ------------    ------------    ------------
Total cost of sales                                         $ (9,307,899)   $ (7,768,045)   $(13,433,857)   $(15,303,454)
                                                            ------------    ------------    ------------    ------------

Gross profit                                                $  1,865,991    $  2,430,606    $  3,969,033    $  6,403,920

Selling, general and administrative expense                   (1,528,706)     (1,839,789)     (3,128,191)     (3,810,252)
Penalties                                                                        (11,171)                        (11,171)
                                                            ------------    ------------    ------------    ------------

Income from operations                                      $    337,285    $    579,646    $    840,842    $  2,582,497

Other income (expense):
     Interest income                                             177,848          24,368         184,291          54,725
     Interest expense                                           (378,889)       (147,194)       (510,489)       (231,868)
     Legal settlement                                                                           (100,000)
     Miscellaneous expense                                                                                          (116)
     Miscellaneous income                                         52,746          18,113          74,745          18,605
     Equity in income of unconsolidated affiliate                                968,993         214,800         923,121
     Gain of sale of interest in unconsolidated affiliate         27,210                          27,210
                                                            ------------    ------------    ------------    ------------

Net income, before taxes                                         216,200       1,443,926         731,399       3,346,964
     Provision for income taxes                                  (75,670)       (388,550)       (256,004)     (1,168,187)
                                                            ------------    ------------    ------------    ------------


Net income                                                  $    140,530    $  1,055,376    $    475,395    $  2,178,777
                                                            ============    ============    ============    ============
Net profit per share, Basic 2007 2nd Qtr 34,779,327         $       0.00    $       0.03    $       0.01    $       0.06
shares, Year to date 39,719,669 shares; 2006 2nd Qtr
39,011,179 shares, Year to date 38,829 760 shares.
Net profit (loss) per share, Fully diluted 2007 2nd Qtr
35,894,478 shares, Year to date 40,783,188 shares;
2006 2nd Qtr 40,733,176 shares, Year to date
41,106,236 shares.                                          $       0.00    $       0.03    $       0.01    $       0.05
                                                            ============    ============    ============    ============


          The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                 GLOBAL AIRCRAFT SOLUTIONS, INC.
                             Condensed Consolidated Statement of Changes in Stockholders' Equity
                         For the Year Ended December 31, 2006 and the Six Months Ended June 30, 2007
                                                          (unaudited)



                                                          Additional   Contributed      Deferred       Retained    Stockholder'
                                                           Paid-in       Capital      Compensation     Earnings       Equity
                               Shares                      Capital
                            ------------  ------------   ------------  ------------   ------------   ------------  ------------

Balance December 31, 2005     38,618,215  $     38,998   $ 11,824,683  $    620,289   $       --     $  1,544,429  $ 14,028,399
                            ------------  ------------   ------------  ------------   ------------   ------------  ------------


Exercise of warrants             387,092           387         95,767          --             --             --          96,154


Share-based payments
to directors                      30,000            30         73,470          --             --             --          73,500


Stock issued to
employees for
compensation                     552,500           552        581,214          --             --             --         581,766


Tax effects of
share-based payments                --            --          148,079          --             --             --         148,079


Net income                          --            --             --            --             --          826,308       826,308


Balance December 31, 2006     39,587,807  $     39,967   $ 12,723,213  $    620,289   $       --     $  2,370,737  $115,754,206
                            ------------  ------------   ------------  ------------   ------------   ------------  ------------


1st Quarter
-----------


Exercise of warrants,
(non-cash)                        48,494            48            (48)         --             --             --               0


Vesting of stock
based Compensation
to employees                        --            --           50,703          --             --             --          50,703


Share-based payments
to directors                      10,000            10          7,695          --             --             --           7,705


2nd Quarter
-----------


Stock issued to
employees for
compensation                     340,000           340        204,670          --             --             --         205,010


Vesting of stock
based Compensation
to employees and
directors                           --            --           48,179          --             --             --          48,179


Stock (restricted)
issued to 3rd parties
for current and
future services                   75,000            75         80,175          --          (62,033)          --          18,217


Net income, first six               --            --             --            --             --          475,395       475,395
months 2007


Balance June 30, 2007         40,061,301  $     40,440   $ 13,114,587  $    620,289   $    (62,033)  $  2,846,132  $ 16,559,415
                            ------------  ------------   ------------  ------------   ------------   ------------  ------------




               The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                 For the Six Months ended June 30, 2007 and 2006
                                   (unaudited)

                                                         2007           2006
                                                     -----------    -----------
Cash flow from operating activities:
    Net Profit                                       $   475,395    $ 2,178,777



Adjustments to reconcile net profit to net cash
   used in operating activities:
    Depreciation                                         292,787        271,655
    Amortization                                            --           81,189
    Allowance for Doubtful Accounts                         --          (91,907)
    Equity in income of unconsolidated affiliate        (214,800)      (923,121)
    (Loss)Gain on disposal of fixed assets               (50,000)        13,785
    Gain on sale of interest in unconsolidated
      affiliate                                          (27,210)          --
    Stock based compensation expense                     329,814        310,108

Changes in Assets and Liabilities:
    Accounts receivable                               (1,060,910)    (5,534,175)
    Prepaid expenses                                     130,905         60,280
    Inventory                                            131,453        210,699
    Deposits                                                (911)          --
    Other non-current assets                                --          (36,293)
    Accounts payable-trade                            (2,174,399)    (3,800,551)
    Customer deposits                                    494,939         69,193
    Billings in excess of cost and
      estimated earnings on contracts in
      progress, net                                     (195,281)       883,167
    Income tax payable                                   256,005      1,321,184
    Accrued liabilities                                   33,098        195,645
Net cash used in operating activities                 (1,579,115)    (4,790,365)

Cash flows from investing activities:
    Purchase of property, plant and equipment            (32,237)      (101,267)
    Notes receivable                                     116,672        973,452
    Non-consolidated affiliate
      (investment)/receipt                                48,973      1,385,722

Net cash provided by investing activities                133,408      2,257,907

Cash flows from financing activities:
    Proceeds from issuance of common stock                  --           96,154
    Proceeds from bank loans                              57,603      3,166,794
    Repayment of bank loans                                 --         (919,604)
    Payments on capital lease obligations                (27,548)          --
    Proceeds from note payable                         1,250,000           --
    Proceeds from note payable, related
      party                                              800,000           --
    Payments on notes payable                           (727,544)          --
    Other financing activities, net                       (9,670)        (2,480)

Net cash provided by financing activities              1,342,841      2,340,864

Net decrease in cash and cash equivalents               (102,866)      (191,594)

Cash and cash equivalents at beginning of period         104,440        368,013

Cash and cash equivalents at end of period           $     1,574    $   176,419


Significant non-cash investing activity:
During 2007, the company sold its investment in Jetflobal for six aircraft valued at $8,650,000 and other considerations.
See Note 5.

Interest paid for the three and six months ended June 30, 2007 was $375,579 and 502,236, respectively. Interest paid for the three and six months ended June 30, 2006 was $129,692 and $193,807, respectively. Taxes paid during the six months ended June 30, 2007 and 2006 were $0.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        7

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

These consolidated financial statements include the accounts of Global Aircraft Solutions, Inc., and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. ("HAT") and Johnstone Softmachine Corporation ("Johnstone"), and World Jet Corporation ("World Jet"), collectively, the "Company" of "Global". HAT and Johnstone were acquired by Global on May 2, 2002 in a transaction accounted for as a reverse merger and recapitalization. Johnstone is currently inactive.

All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements.

Management has transferred its ownership interest in Jetglobal, LLC, an entity in which the Company had a 30% ownership interest, to BCI Aircraft Leasing, the other partner in Jetglobal, LLC in consideration for aircraft inventory and a trailing interest in certain claims of Jetglobal against third parties. The Company and BCI executed a final agreement and settlement on April 20, 2007, and revised on June 29, 2007. The terms of the final agreement with BCI did not result in any impairment to the Company.

2. ORGANIZATIONS AND NATURE OF OPERATIONS

On March 13, 2007, the Company entered into an exclusive service agreement with, Global Aircraft Leasing Partners ("GALP"). GALP is a start-up aircraft-leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. Global and GALP originally entered into a strategic alliance wherein Global would acquire a 20% interest in GALP in exchange for a capital contribution of $20,000, together with infrastructure, industry expertise, management assistance, and other non-monetary contributions. At June 30, 2007, negotiations were still being conducted to establish an operating agreement for GALP, as well as to make final determination as to the Company's percentage of interest, which may be finalized at either the initial 20% or at 40%, depending on the result of those negotiations. The Company had not made any capital contribution as of June 30, 2007 and consequently was not a participating member of GALP during the period covered by these financial statements. Global will specifically not be required to invest capital in aircraft acquired by GALP. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The Condensed Consolidated Financial Statements have been prepared by the Company without audit. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet at December 31, 2006, which was derived from financial statements audited by Moss Adams, LLP, independent public accountants, as indicated on their report for the year ended December 31, 2006 (not included). In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company for the six months ended, June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2006 and June 30, 2007 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

All parts are shipped FOB shipping point and revenue from part sales is recognized when parts are shipped. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed. Revenue from aircraft sales is recognized when the customer accepts delivery of the aircraft and/or when title is transferred.

Earnings per share

Basic earnings per share includes no dilution and is computed by dividing net earnings available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings. Reconciliation of EPS for the three and six month second months, ended June 30 of 2007 and 2006 are as follows:



                                                                       For the Six Months ended June 30, 2007
-------------------------------------------------------------------------------------------------------------------
                                                                 Income               Shares              Per-Share
                                                              (Numerator)          (Denominator)            Amount
                                                              -----------          -------------            ------


Net Income                                                      $475,395
Basic EPS
Income available to common stockholders                         $475,395            39,719,669               $0.01

Warrants                                                                                69,105
Options                                                                                724,138
Unvested employment agreement shares                                                   270,276
Diluted EPS
Income available to common stockholders and
assumed conversions                                             $475,395            40,783,188               $0.01




                                                                       For the Quarter ended June 30, 2007
------------------------------------------------------------------------------------------------------------------
                                                                Income               Shares              Per-Share
                                                              (Numerator)          (Denominator)            Amount
                                                              -----------          -------------            ------


Net Income                                                      $140,530
Basic EPS
Income available to common stockholders                         $140,530            34,779,327              $0.004

Warrants                                                                                10,865
Options                                                                                681,429
Unvested employment agreement shares                                                   422,857
Diluted EPS
Income available to common stockholders and                     $140,530            35,894,478
assumed conversions                                                                                         $0.004


                                                                       For the Six Months ended June 30, 2006
------------------------------------------------------------------------------------------------------------------

                                                               Income               Shares               Per-Share
                                                             (Numerator)          (Denominator)            Amount
                                                             -----------          -------------            ------

Net Income                                                    $2,178,777
Basic EPS
Income available to common stockholders                       $2,178,777            38,829,760               $0.06

Warrants                                                                             1,162,726
Options                                                                                793,750
Unvested employment agreement shares                                                   320,000
Diluted EPS
Income available to common stockholders and
assumed conversions                                           $2,178,777            41,106,236               $0.05




                                                                       For the Quarter ended June 30, 2006
-------------------------------------------------------------------------------------------------------------------

                                                               Income               Shares                Per-Share
                                                             (Numerator)          (Denominator)             Amount
                                                             -----------          -------------             ------

Net Income                                                    $1,055,376
Basic EPS
Income available to common stockholders                       $1,055,376            39,011,179               $0.03

Warrants                                                                               568,791
Options                                                                                783,206
Unvested employment agreement shares                                                   370,000
Diluted EPS

Income available to common stockholders + assumed             $1,055,376            40,733,176               $0.03
conversions



                     Share value       Vesting                Antidilutive
                              on          Date                warrants,
                     Measurement                              options,
                            Date                              pending
                                                              employment
                                                              shares at
                                                              June 30,
                                                                2007
------------------- ------------- ------------- ------------- -----------

       Unconverted
  Warrants Issued:
------------------- ------------- ------------- ------------- -----------
           @ $0.68           .50        Vested       300,000
------------------- ------------- ------------- ------------- -----------
           @ $1.36           .50        Vested     7,740,000    7,740,000
------------------- ------------- ------------- ------------- -----------
           @ $0.52           .65        Vested         8,919
------------------- ------------- ------------- ------------- -----------
           @ $1.00           .65        Vested     1,040,866    1,040,866
------------------- ------------- ------------- ------------- -----------
           @ $1.36           .65        Vested     1,137,020    1,137,020
------------------- ------------- ------------- ------------- -----------
          Subtotal                                10,226,805
------------------- ------------- ------------- ------------- -----------

   Options Issued:
------------------- ------------- ------------- ------------- -----------
           @ $0.17           .23        Vested       900,000
------------------- ------------- ------------- ------------- -----------
           @ $1.03          1.03        Vested        30,000       30,000
------------------- ------------- ------------- ------------- -----------
           @ $1.05          1.03        Vested        10,000       10,000
------------------- ------------- ------------- ------------- -----------

          Subtotal                                   940,000
------------------- ------------- ------------- ------------- -----------

 Awards of stock
   pending under
      employment
       contracts
----------------- ------------- ------------- ------------- -----------
                                        2007       100,000
----------------- ------------- ------------- ------------- -----------
                                        2008       200,000
----------------- ------------- ------------- ------------- -----------
                                        2009        95,000
----------------- ------------- ------------- ------------- -----------
                                        2010        60,000
----------------- ------------- ------------- ------------- -----------
        Subtotal                                   455,000
----------------- ------------- ------------- ------------- -----------
----------------- ------------- ------------- ------------- -----------

           Total                                11,621,805   9,957,886
----------------- ------------- ------------- ------------- -----------

Equity in Net Assets and Advances to Affiliates

Until June 29, 2007, the 30% interest in Jetgobal, LLC was accounted for using the equity method since the Company did not control Jetglobal, LLC, but over which it did exert significant influence. The investment is recorded at cost plus advances and the Company's share of earning less distributions and the Company's share of losses. The Company considers whether future fair value of it investments has declined below their carrying value whenever adverse events or changes in circumstances indicate that recorded values may not be recoverable. If the Company considered any such decline to be other than temporary, a write-down would have been recorded to estimated fair value.

All significant intercompany profits and balances have been eliminated.

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practice in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this Statement will have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159") which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for us on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on the Company's financial position, cash flows, and results of operations.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R and recognized on a straight line basis over the service period of the entire award. At December 31, 2005, all outstanding stock options were fully vested.


4.  SEGMENT INFORMATION

The company has divided its operations into the following reportable segments:
(i)Aircraft maintenance, repair, and overhaul; (ii)Aircraft brokerage; and
(iii)Part sales. Each segment represents distinct product lines, marketing, and management of its business. Limited other services for each company, which represent a small percentage of income, have been shown in the aggregate.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies.

Selected information by business segment is presented in the following tables for the three and six months ended June 30, 2007 and June 30, 2006.

                                          Three months        Three months       Six months        Six months
                                              ended              ended              ended             ended
                                          June 30, 2007      June 30, 2006        June 30,          June 30,
                                                                                    2007              2006
------------------------------------- -- ---------------- -- --------------- -- -------------- -- --------------
                                           ($millions)         ($millions)       ($millions)       ($millions)
------------------------------------- -- ---------------- -- --------------- -- -------------- -- --------------
Segment sales:
   Aircraft maintenance                        2.743              7.202             8.277            13.523
   Aircraft trading                            7.850               .650             7.900             3.223
   Part sales                                  1.385              3.242             3.513             6.227
   Other                                       -.014              1.182                               2.007

Sub Total                                     11.964             12.276            19.690            24.980

Elimination of intersegment sales              -.790             -2.077            -2.287            -3.273

Total consolidated sales                      11.174             10.199            17.403            21.707

Operating income:
   Aircraft maintenance                         .536              1.813             2.319             3.428
   Aircraft trading                            1.004              -.924             1.054             -.032
   Part sales                                   .340               .765              .598             1.544
   Other                                       -.014                777             -.002             1.464

   Sub total                                   1.866              2.431             3.969             6.404

   Selling, general, administrative           -1.529             -1.842            -3.128            -3.810
     expense
   Penalties
   Other, net                                  -.148              -.114             -.352              .170
   Share of Jetglobal net income                                   .969              .215              .923
     (aircraft trading)
   Gain on sale of interest in                  .027                                 .027
     Jetglobal

Consolidated earnings (loss) before             .216              1.444              .731             3.347
taxes




Interest income by segment
   Aircraft maintenance                         .173               .008              .174              .028
   Aircraft trading                                                .007                                .007
   Part sales
   Corporate                                    .005               .009              .010              .020
Total interest income                           .178               .024              .184              .055

Interest expense by segment
   Aircraft maintenance                         .262               .008              .287              .010
   Aircraft trading
   Part sales                                   .007               .001              .008              .001
   Corporate                                    .110               .138              .216              .221
Total interest expense                          .379               .147              .511              .232



                                      Three months       Three months        Six months        Six months
                                          ended              ended              ended             ended
                                      June 30, 2007      June 30, 2006        June 30,          June 30,
                                                                                2007              2006
--------------------------------- -- ---------------- - ---------------- -- -------------- -- --------------
                                       ($millions)        ($millions)        ($millions)       ($millions)
--------------------------------- -- ---------------- - ---------------- -- -------------- -- --------------
Depreciation and amortization
by segment
   Aircraft maintenance                         .104               .097              .215              .189
   Aircraft brokerage
   Part sales

Corporate                                       .039               .079              .078              .164
Total                                           .143               .176              .293              .353

Net asset values:
   Aircraft maintenance                        7.790              7.808             7.790             7.808
   Aircraft trading                            9.022              3.422             9.022             3.422
   Part sales                                  6.767              9.113             6.767             9.113

Corporate                                      5.152              8.161             5.152             8.161
Total                                         28.731             28.504            28.731            28.504

Capital expenditures:
   Aircraft maintenance                                            .009                                .076
   Aircraft brokerage
   Part sales

Corporate                                       .021               .018              .043              .025
Total                                           .021               .027              .043              .101

The Company's facilities and assets are primarily located in the United States. During 2006, the Company formed a Mexican corporation, Hamilton SA de C.V. The purpose of the new corporation was to satisfy Mexican governmental requirements related to the flight line servicing of Mexican airline, Avolar Aerolineas, S.A. de C.V. Minimal supplies are secured from local dealers using the foreign currency but all major revenue and expense transactions are transacted in U.S. dollars. The Company sells and ships to several foreign countries. All foreign revenues are collected and recorded in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:


                              Six Months       Six Months
                                Ended            Ended
                               June 30,         June 30,
                                2007             2006
          --------------- -- ------------- -- -------------

          Angola          $        63,524  $        26,880
          Belgium                  21,534
          Hong Kong                    30
          Israel                   42,057
          Italy                                        891
          Jordan                                 2,032,460
          Korea                                    154,010
          Lebanon                  19,845            6,403
          Malawi                                   111,000
          Mexico                  289,741        2,136,979
          Pakistan                285,020           68,000
          Philippines                              128,936
          Spain                                      1,100
          UAE                      44,369
          Ukraine                   6,560
          United Kingdom            4,260           98,383

          TOTALS          $       776,940  $     4,765,042



5.   EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, the Company together with BCI Aircraft Leasing, ("BCI"), formed a joint venture, Jetglobal, LLC, a Delaware limited liability company. This was a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI was primarily responsible for the marketing aspects of Jetglobal while the Company was responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. The Company invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. Pursuant to the terms of Jetglobal's Operating Agreement, although the Company had a 30% membership and profit interest, it was only responsible for 25% of the costs and expenses associated with Jetglobal including any business transactions. During the quarter ended June 30, 2007 management had transferred its ownership interest in Jetglobal, LLC to the other partner, BCI Aircraft Leasing, in consideration for aircraft inventory and a trailing interest in certain claims of Jetglobal against third parties. The parties executed a final agreement and settlement on April 20, 2007, was revised on June 29, 2007. The terms of the final agreement with BCI did not result in any impairment to the Company. The final agreement calls for a transfer of 6 aircraft with a total value of $8,650,000 and a trailing interest of 18% in the Delta Airlines bankruptcy claim estimated to be valued at $2,118,461. (There is also an 18% trailing interest in a lawsuit against AFG for which no value can be estimated at this time.) At June 30, 2007, 5 aircraft, valued at $7,150,000, had been transferred. Due from investee partner at June 30, 2007 is $3,618,461. The gain on this transaction, recorded during the second quarter of 2007 was $27,210.

As of June 30, 2007, the balance in equity in net assets and advances to affiliates was zero.


6.  INVENTORY

Inventories consisted of the following:

                                                     June 30,       December 31,
                                                       2007           2006
                                                   -----------      ------------

               Maintenance hardware                $   887,840       $ 1,030,465
               Parts for resale                      6,448,022         6,554,455
               Aircraft & engines                    7,535,374           267,771
                                                   -----------       -----------

                                                    14,871,236       $ 7,852,691
                                                   ===========       ===========

Management reviews listed inventory items to determine whether there are slow moving or obsolete items on an annual basis. At June 30, 2007, it was management's determination that the carrying value of the inventory items, after adjustment for inventory write down, is appropriate and that there were no items requiring an allowance because the carrying value exceeds net realizable value.

The significant increase in inventory value was due to the receipt of aircraft upon disposal, by the Company, of its interest in Jetglobal (see Note 5).

7.  SHAREHOLDERS' EQUITY

Options

On March 9, 2007 there were options for 10,000 shares, at an option price of $1.05, granted to a Director pursuant to a compensation agreement. The options are exercisable for a term of five years and were immediately vested. Using the Black Scholes Model with the monthly stock-prices as variable from May 2002, the call option value of these options was calculated to be $.77. $7,706 was expensed during the first quarter of 2007 relative to these options. In connection with the adoption of SFAS 123R we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123R, Staff Accounting Bulletin #107 (SAB 107), we estimated the fair value of stock option on the date of grant using the Black Scholes Options Valuation Model and the following assumptions: Risk free interest rate of 4.76%, Expected life of 2.5 years, Dividend rate of 0% and Expected volatility of 128.79%. There were no options granted during the second quarter of 2007.

Stock

On January 24, 2007, warrants were converted under the non-cash conversion terms of the original agreement of issue. A warrant for 95,192 shares was reduced to 48,494 shares under the cashless exercise formula and 48,494 shares were issued.

On March 29, 2007, 10,000 shares of common stock were issued under the terms of a Director's agreement. The value of the shares had been fully expensed when earned (prior to issuance).

On May 15, 2007, 210,000 shares of common stock were issued. These shares included 10,000 shares of common stock that were issued pursuant to a 2006 employment agreement. The stock-based compensation was fully expensed at issuance (measurement date) issued at $1.23 per share. The remaining 200,000 shares of common stock were issued in conjunction with two new employment agreements dated April 9, 2007, the measurement date. The value of the shares was $.73 each, resulting in expense in the amount of $146,000 during the second quarter of 2007.

On May 25, 2007, 20,000 shares of common stock were issued pursuant to an employment agreement. The value of the stock at measurement date was $1.01 per share. The Company recorded share-based compensation of $20,200 during the second quarter of 2007.

On June 4, 2007, the company issued 100,000 shares of common stock pursuant to a separation agreement with a former employee. The value of the stock at measurement date, May 25, 2007, was $.75 per share and a total of $75,000 has been expensed in the second quarter relative to this transaction.

On June 8, 2007, the Company issued 75,000 restricted shares of common stock for services to be rendered under the terms of an agreement for services. The value of the stock at measurement date was $80,250, ($1.07 per share), which Management determined to be the value of the services to be rendered. The Company is recording the expense over the duration of the agreement.

On June 8, 2007, the Company issued 10,000 shares of common stock were issued pursuant to vesting under a 2006 employment agreement. The stock had been expensed fully at issuance (measurement date).



                  SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

                                        TOTAL SHARES      ISSUED       AVAILABLE
              PLAN NAME
2002 Compensatory Stock Option Plan       3,000,000       1,045,000    1,955,000

2003 Employee Stock Compensation Plan     5,000,000       4,867,500      132,500



Stock-based Compensation Disclosure
Stock issued under plans to employees was issued at the value of the stock at the measurement date. All outstanding options were exercisable at grant date. Those options issued to employees that were not immediately exercised remained outstanding at June 30, 2007 and are summarized below:


                                June 30, 2007
------------------------- ---------------------- ----------------------- ----------------------
                                                     Weighted Average
                                                      Exercise Price
------------------------- ---------------------- ----------------------- ----------------------

Options outstanding at      930,000                    $0.198            Exercisable on grant
beginning of year                                                        date

Granted during quarter 1     10,000                    $1.05             Exercisable on grant
                                                                         date
Granted during quarter 2       None

Exercised during quarter       None

Forfeited during quarter       None

Outstanding at 6/30/2007    940,000                    $.207             Exercisable on grant
                                                                         date
Options exercisable at      940,000                    $.207
6/30/2007

Weighted average fair       $1.05
value of options
granted during the
quarters 1 & 2

The aggregate remaining contractual lives in years for the 900,000, 30,000 and 10,000 options outstanding and exercisable on June 30, 2007 was 1.772, 3.761 and 4.690, respectively.

At June 30, 2007, 1,955,000 shares were available for future grants under the Company's 2002 Compensatory Stock Option Plan and 132,500 shares were available for future grants under the Company's 2003 Employee Stock Option Plan.


                               June 30, 2006
------------------------- ---------------------- ----------------------- ----------------------
                                                   Weighted Average
                                                    Exercise Price
------------------------- ---------------------- ----------------------- ----------------------

Options outstanding at      900,000                   $0.17              Exercisable on grant
beginning of year                                                        date

Granted during quarters        None
1 & 2

Exercised during               None
quarters 1 & 2

Cancelled during               None
quarters 1 & 2

Forfeited during               None
quarters 1 & 2

Outstanding at 6/30/2006    900,000                 $0.17                Exercisable on grant
                                                                         date
Options exercisable at      900,000                 $0.17
6/30/2006

Weighted average fair          None
value of options
granted during the
quarters 1& 2


8.  NOTES PAYABLE

On December 9, 2005, Global, HAT and World Jet Corporation, ("WJ"), a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the "Borrowers") closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank ("M&I Bank"). The modification increased the $2.5 million operating line of credit to $5 million ("Line of Credit"); added a Guidance Line of Credit in the amount of $7 million ("Guidance Credit") solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000. The Guidance Credit portion of the agreement has expired and no longer exists. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. At June 30, 2007 the applicable interest rate was 8.32% per annum. The interest rate for each Letter of Credit Facility, if drawn upon, shall also be 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remains secured by a first priority lien on Global's, HAT's and WJ's personal property. The term of the Line of Credit expires on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit shall be due on the expiration date.

While there is no required monthly repayment obligation of the Line of Credit, the Line of Credit is based upon and limited by a borrowing base equal to the sum of 80% of the outstanding amount of all eligible accounts receivable as defined in the Loan Agreement and 50% of the net book value of all Eligible Inventory as defined in the Loan Agreement. If any Letter of Credit Facility is drawn upon, all principal and accrued and unpaid interest shall be due and payable upon demand.

The Borrowers paid total fees and expenses of approximately $37,500 in connection with the modification to the Line of Credit and addition of the Guidance Credit and Letter of Credit Facility. The Borrowers will owe the bank a fee for the issuance of any Letter of Credit in the amount of 2% of the amount of the letter of credit.

The balance due of the Line of Credit at June 30, 2007 was $4,872,000. Originally the Line of Credit also secured a Letter of Credit for $128,000, which was issued to Tucson Airport Authority as part of the lease agreement for the HAT facility. This Letter of Credit expired during the second quarter of 2007, (See Note 16, Subsequent Events). The total available credit facility is $5,000,000 at June 30, 2007 subject to the borrowing base.

As of June 30, 2007, the Company was not in compliance with certain covenants of loan agreement, as amended October 15, 2005, with M&I Bank. On July 6, 2006, the Company entered into a subordinated loan agreement with ComVest Capital, LLC.. Under the loan agreement, the Company was originally indebted to the Lender in the principal amount of $2,800,000. The principal amount of the agreement was originally all due and payable October 6, 2006, with interest payments due monthly on the last day of each month in the amount of 15% of the outstanding balance. These funds were borrowed for potential investment purposes, but as the investment did not yet materialize, the company has repaid $2,700,000 of the loan amount and has made an agreement to repay the balance of $44,750 during November of 2006. The interest rate during the extended period will be 20%. This loan, including accrued interest, was paid in full during June of 2007.

On March 15, 2007, the Company entered into a secured promissory note agreement with Ardennes Value Fund, a related party due to the Company's planned GALP participation. The principal amount of the note is $200,000 with simple interest at a rate of 15% per annum. Required payments are interest only for the first two months beginning April 15, 2007 and all remaining interest and principal is due on June 15, 2007. This note was paid in full on June 26, 2007.

During the 2nd quarter of 2007, the Company entered into a short-term note agreement in the amount of $350,000 with Armando and Herminia Rios. The note specified interest at $10,000 per week. This note was paid in full in July of 2007.

On June 21, 2007, the company secured a line of credit with the Frank and Maxine Smith Family Trust in the amount of $1,000,000. At June 30, 2007, $300,000 had been received under this agreement. The terms of the line of credit include a $55,000 set-up fee and simple interest on the unpaid balance at 15% per annum. The note is all due and payable November 20, 2007. John B. Sawyer is guarantor on the line of credit.

On June 30, 2007, the company entered into a note agreement with Jeffrey Ervine, a related party pursuant to the planned GALP partnership. The principal amount of the note was $800,000 with simple interest at 12% per annum plus a fee of $80,000. The term of the note is six months.

During the second quarter of 2007, the Company received $100,000 from Raymon C. Flores ("Flores"). On July 17, 2007, a note for $300,000 was entered into by the Company and Flores. The Company received an additional $200,000 during July, 2007. The interest on the note is payable at $8,000 per week and the unsecured note is due October 27, 2007. Prior to the formal agreement on July 17, 2007, the Company had agreed to pay interest on the $100,000 received during the second quarter of 2007 at a rate of $4,000 per week.


9. RELATED PARTY TRANSACTIONS

BCI Aircraft Leasing, Inc.

BCI Aircraft Leasing, Inc., Global's former partner in Jetglobal, see Note 5, accounted for 14.5% and 25% of Company revenue during the first half of 2007 and 2006, respectively and accounted for 16.6% of Company revenue during the year ended December 31, 2006. The account receivable from BCI at June 30, 2007 and 2006 was $1,931,631 and $1,463,726, respectively and at December 31, 2006 was $1,827,481.

Jetglobal, LLC accounted for less than 1% of the Company's revenue during the first half of 2007. Jetglobal, LLC accounted for 7.2% of the Company's revenue in 2006. As a result of the partnership settlement discussed in Note 5, the Company had no accounts receivable due from Jetglobal at June 30, 2007. BCI Jet, a BCI controlled company, accounted for 0% of the Company's revenue in the first quarter of 2007 and 3.8% of the Company's revenue in 2006. BCI Jet had no account receivable balance at June 30, 2007 and had owed the Company $1,300,000 at December 31, 2006, which was satisfied as part of the partnership settlement discussed in Note 5.

GALP

GALP purchased an aircraft from Global in the amount of $7,850,000 during the second quarter of 2007, which represents 45.5% of the Company's 2007 revenue. At June 30, 2007, the Company had receivables in the amount of $1,078,113 from GALP, which represents 13.5% of the total Company accounts receivable balances.

Also see notes with Ardennes Value Fund and Ervine under Note 8 above.


10. CONTRACTS IN PROGRESS

At June 30, 2007 and December 31, 2006, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following
:
                                            2007                         2006

Costs incurred on uncompleted           $   908,516                 $ 1,486,387
contracts
Profit earned to date                       777,049                     521,378
                                        -----------                 -----------

                                        $ 1,685,565                 $ 2,007,765

   Less: Billings to date                (1,860,516)                 (2,314,710)
                                        -----------                 -----------

                                        $  (174,951)                $  (306,945)
                                        ===========                 ===========



Included in the accompanying balance sheet at June 30, 2007 and December 31, 2006 under the following caption: Billings in excess of costs and estimated earnings on uncompleted contracts

                                                       2007              2006

Billings in excess from above                       $(174,951)        $(306,945)

Time and material earnings
unbilled                                              146,186            82,899
                                                    ---------         ---------


Net                                                 $ (28,765)        $(224,046)
                                                    =========         =========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

11. TRADE ACCOUNTS RECEIVABLE

As of March 31, 2007 and December 31, 2006, trade accounts receivable consist of the following:

                                                     2007            2006

       Contracts in progress                     $   677,633    $ 1,158,998
       Completed contracts                         7,776,313      7,185,118
                                                 -----------    -----------

                                                 $ 8,453,946    $ 8,344,116

       Less: allowance for doubtful
       accounts                                     (471,710)      (473,317)
                                                 -----------    -----------

                                                 $ 7,982,236    $ 7,870,799
                                                 ===========    ===========

There was no bad debt expense charged to the allowance for doubtful accounts during the first and second quarters of 2007


12. NOTES RECEIVABLE

During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to the Company by Avolar Aero Lineas S.A. de C.V. The due date of the note was extended to June 30, 2007. The note bears interest at 6.5% per annum. At June 30, 2007, the balance due including interest was $348,857. This note is not collateralized.


13. CONCENTRATION OF REVENUES

The Company's top four customers accounted for 80.3% and 54.1% of sales during the 1st half of 2007 and 2006, respectively. The Company's top four customers accounted for 52.4% of sales during the year ended December 31, 2006. Three customers accounted for 69.9% of the Company's accounts receivable at June 30, 2007. Three customers accounted for 63.8% of the Company's accounts receivable at December 31, 2006. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base. It should be noted that in any single quarter, due to the length of the typical repair job, percentages will normally be significantly higher than on an annual basis. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers, referenced above, for the 1st half of 2007 and 2006 and the year 2006 are listed in the table below:



1st Half of 2007       1st Half of          1st Half of 2006     1st Half of          2006-Top Four   2006- % of
-Top Four Customers    2007 -% of           -Top Four Customers  2006 -% of
                       Revenues                                  Revenues             Customers       Revenues
---------------------- ----------------- -- -------------------- ----------------- -- --------------- --------------
Customer G             45.5                 Customer B           24.5                 Customer A      20.3
Customer A             15.4                 Customer E           10.5                 Customer B      18.4
Customer B             14.5                 Customer A            9.8                 Customer C       7.2
Customer F              4.9                 Customer H            9.3                 Customer D       6.5
  Top Four- 1st Half                        Top Four- 1st Half   54.1                 Top
of 2007 Total %        80.3                 of 2006 Total %                           Four-2006       52.4
                                                                                      Total %
---------------------- ----------------- -- -------------------- ----------------- -- --------------- --------------


14.  COMMITMENTS AND  CONTINGENCIES

On June 29, 2004, the Company initiated a lawsuit against Corwin Foster and Jane Doe Foster, husband and wife, and Seajay Holdings, LLC a Michigan Limited Liability Company (the "Defendants") in the United States District Court for the District of Arizona requesting entry of a judgment for the return of 1,500,000 shares of common stock. Global and HAT have asserted claims that Corwin Foster (who is the sole shareholder and president of Seajay Holdings) and Seajay Holdings acquired 1,500,000 shares of common stock of Global as part of a Stock Exchange Agreement without consideration for the receipt of such common stock. The Company is pursuing the return of these shares. This lawsuit emanates from a stock exchange agreement of April 2002 whereby Old Mission Assessment ("OMAC") agreed to provide HAT financing and capital for its newly established business. OMAC and its officers Corwin Foster and others, entered into two debenture related agreements on April 15, 2002 whereby OMAC agreed to pay to HAT the sum of $1,500,000 under each debenture agreement on or before July 15, 2002. In consideration of this agreement HAT agreed to provide to various investing parties, including Corwin Foster's entity Seajay Holdings, shares of stock of HAT. On May 2, 2002, Global acquired HAT in a stock exchange thereby entitling the investing parties, including Corwin Foster's entity Seajay Holdings, to Global stock in consideration for the $3,000,000 investment. Seajay Holdings acquired 1,500,000 shares of common stock of Global pursuant to this transaction. Although Global stock was issued to the investors, including Corwin Foster's entity Seajay Holdings, HAT/Global only received $400,535 of the agreed upon $3,000,000 to be paid pursuant to the debenture agreements. Since payment in full was never received by Global for the shares of common stock issued as consideration for the debenture agreements, Global was able to secure the return of all common stock issued in connection with the debenture agreements except the 1,500,000 shares of common stock issued to Corwin Foster's entity Seajay Holdings. Global has agreed to return the $400,535.00 of the agreed upon $3,000,000.00 received pursuant to the debenture agreements. This sum was released from escrow and paid to United Pay Phone, an investor in OMAC, pursuant to an agreed upon order of court.

Although Global has made repeated demands upon Corwin Foster and Seajay Holdings to return the 1,500,000 shares of common stock, Corwin Foster and Seajay Holdings have failed and refused to return such stock. As a consequence of Corwin Foster's and Seajay Holdings failure to return the common stock received,

Global initiated legal proceedings for damages in the amount of no less than $1,000,000 plus interest and fees; the return of the 1,500,000 shares of common stock; and punitive damages in the amount of $10,000,000.

On or about July 24, 2006 which was far beyond the procedurally acceptable time within which to file a counterclaim and without the required leave of court, Corwin Foster filed a counterclaim against Global, HAT, Hamilton Aviation, Ian Herman, Gordon Hamilton, John Sawyer, Ronald Clark, Frank Hooper, United Payphone, Financial Capital, Interwest Transfer and the law offices of Tharpe Howell alleging fraud, unjust enrichment, breach of contract and constructive trust.

All of these claims are categorically denied and Global has filed a motion to strike this counterclaim based upon the above referenced defects.

Global's Motion for Summary Judgment was dismissed in June 2007 and the matter is expected to proceed to trial in early 2008.

On June 6, 2007, HAT was served with a civil complaint filed by Petro Energy Corporation in the Superior Court of California. The Complaint alleges that Petro Energy and HAT entered into a fuel services agreement and that HAT has failed to pay a total of $155,177 pursuant to the terms of the fuel services agreement. The Complaint further alleges that John Sawyer and HAT also owe Petro Energy $60,000 for fuel services provided to Falcon Air and $17.5 million for fuel services provided to Avolar Airlines.

The $60,000 claim was paid by Falcon Air to Petro Energy on June 20, 2007 and is no longer at issue.

The basis of Petro Energy's claims against HAT and John Sawyer for services Petro Energy provided to Avolar is that John Sawyer, as president of HAT, induced Petro Energy to contract with Avolar and that as a consequence of this inducement, John Sawyer and HAT are responsible to Petro Energy for Avolar's unpaid fuel invoices. Notwithstanding the fact that the Petro Energy contract is solely with Avolar and does not involve John Sawyer or HAT either as a contracting party or guarantor, Petro Energy alleges that John Sawyer and HAT are responsible for payment of Avolar's invoices owed to Petro Energy.

HAT filed an answer to the complaint denying all the allegations set forth therein and the matter is currently pending. The claim for $155,177 is a general non-material incidental claim incurred in the ordinary course of business which Management believes will be resolved with out any material effect on Global's financial position or liquidity. Management of the Company believes that the $17.5 million claim against HAT and John Sawyer is totally without merit and believes the eventual outcome will not have a material effect on Global's financial position or liquidity.


15.  SUBSEQUENT EVENTS

On July 3, 2007, M&I Bank issued a new letter of credit in the amount of $128,000, secured by a certificate of deposit in the same amount. This letter of credit to Tucson Airport Authority is a lease requirement for the HAT facility.

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

PART 1

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations in our annual report on form 10-K for 2006. Global Aircraft Solutions, Inc. ("Global"), is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol GACF. On May 2, 2002, Global acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation ("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MRO") services to owners and operations of certain Transport Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. On July 15, 2004, Global acquired 100 percent of the common stock of World Jet Corporation ("World Jet"), a privately owned Nevada corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MRO facilities. The acquisition of World Jet had an effective transaction date of January 1, 2004 and the World Jet results of operations are included in all quarters of calendar year 2004.

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

Global's aircraft trading represents a significant niche in our business. Successful efforts in this area will go a long way to building our company. During of 2006, aircraft trading accounted for 9% of Company revenues. At the end of the 2nd quarter of 2007, aircraft trading had accounted for 45% of Company revenue. Our settlement agreement with BCI, related to the Company's withdrawal from Jetglobal, calls for the transfer, free and clear, of 6 aircraft to the Company. Efforts are already underway to sell these aircraft. Obviously, there is opportunity for a positive synergistic increase in MRO revenue and part sales revenue related to those aircraft traded with both new and continuing customers.

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

On March 13, 2007, the Company announced that they had entered into an exclusive service agreement with, Global Aircraft Leasing Partners ("GALP"). GALP is a start-up aircraft-leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. GACF and GALP have entered into a strategic alliance wherein Global would initially acquire a 20% or 40% interest in GALP in exchange for a capital contribution of $20,000 or $40,000, together with infrastructure, industry expertise, management assistance, and other non-monetary contributions. At June 30, 2007, negotiations were still being conducted to establish an operating agreement for GALP, as well as to make final determination as to the Company's percentage of interest, which may be finalized at either the initial 20% or at 40%, depending on the result of those negotiations. The Company had not made any capital contribution as of June 30, 2007 and consequently was not a participating member of GALP during the period covered by these financial statements. Global will specifically not be required to invest capital in aircraft acquired by GALP. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities. Global expects that its strategic partnership with GALP will have a positive effect upon the volume of its MRO and parts sales businesses.

Since the formation of the Jetglobal LLC, Management has been unable to obtain timely and accurate financial information legally demanded by the Company form Jetglobal. As a consequence, during the first quarter 2007, Management decided to transfer its ownership interest in Jetglobal , LLC, an entity in which the Company had a 30% ownership interest, to the other partner in Jetglobal, LLC, BCI Aircraft Leasing. The parties executed a final agreement and settlement on April 20, 2007 which was revised on June 29, 2007. Under the terms of the final agreement and settlement, in consideration for the Company's 30% ownership interest in Jetglobal, the Company will receive title, free and clear, to five aircraft valued at $1,500,000 each. A sixth aircraft purchased from Global by Jetglobal and which had MRO work performed by HAT, was returned to the Company in satisfaction of the $1,150,000 unpaid purchase price of the aircraft. The Company also retained a trailing interest of 18% of any amount paid Jetglobal under (i) satisfaction of the claim against the Delta Bankruptcy Estate, estimated at $2,118,461and (ii) the Jetglobal claim against AFG for breach of contract

Avolar's increasing fleet size resulted in increasing receivables due Hamilton Aerospace. At the same time, Avolar's past due receivables increased significantly. In order to protect the Company's financial status, late in February Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar's pay-down of monies due Hamilton Aerospace. During the second quarter, Avolar and the Company reassessed Avolar's payment plan and by the end of June 2007, Avolar had made progress reducing the amount owed Hamilton Aerospace, and was in full compliance with the terms of its new payment schedule. Avolar has stated its intention to bring its accounts current with Hamilton Aerospace and World Jet and continue its maintenance and support agreements with both companies. However, it remains unlikely that the income and profit contributions from Avolar to Hamilton Aerospace and World Jet in 2007 will reach the amounts previously indicated by Management.

RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of June 30, 2007, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 15, 2004, with an effective date of January 1, 2004. Our in-house aircraft trading transactions are conducted by the parent company Global Aircraft Solutions, Inc.

OPERATING SEGMENTS

See Note 4 to the Condensed Consolidated Financial Statements for certain segment and geographic financial data relating to our business. The Company has divided its operations into the following reportable segments: Aircraft maintenance, repair, and overhaul; aircraft trading (i.e. aircraft brokerage and /or the purchase for resale or lease of aircraft and/or aircraft engines; and part sales. All aircraft maintenance, repair and overhaul is performed at HAT. Beginning January 1, 2005, most aircraft trading has been done through Global. Prior to that date all aircraft trading transactions were handled through HAT. Subsequent to its acquisition in January 2004, substantially all part sales were done by the Company's wholly owned subsidiary, World Jet.

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

Net sales for the six months ended June 30, 2007 decreased $4.3 million, or 19.8%, to $17.4 million from $21.7 million for the six months ended June 30, 2006. This reduction took place in our maintenance and part sales segments. Aircraft sales were $3.2 million in the first six months of 2006 compared with $7.9 million in the first half of 2007. These sales tend to vary significantly on a period-to-period basis based on the particular aircraft sold as well as the time necessary to complete a transaction. For example, the 1st quarter of 2007 had only $50,000, which represented a forfeited deposit.

Aircraft maintenance shows a $5.3 million decrease from the six months ended June 30, 2006 compared to the six month ended June 30, 2007. This reduction in maintenance directly affected part sales by our World Jet subsidiary because HAT is their largest customer. Part sales saw a $1.7 million decrease for the same period comparison. The reduction in revenues for maintenance and part sales is firstly, a direct result of the situation created by the high unpaid balances of Avolar and BCI discussed in the liquidity section of this document. This cash shortage will be cured when sales are closed on the aircraft received in the Jetglobal settlement and as Avolar and BCI pay their outstanding balances. The second factor is the time necessary to fill slots in our maintenance program that were reserved for Jetglobal, BCI and Avolar work. Marketing efforts are experiencing success in this area and Management believes that the third and fourth quarters of 2007 should show a gradual and consistent recovery from what Management believes is a temporary setback in Company-wide growth.

Cost of sales consists of costs of inventory sold for World Jet, time and materials for HAT and aircraft purchase price for Global aircraft trading. Consolidated cost of sales for the six months ended June 30, 2007 decreased $1.9 million, or 12.2%, to $13.4 million from $15.3 million for the six months ended June 30, 2006. Cost of sales reflects the decrease in sales for the same periods. Cost of sales for our aircraft trading segment increased $3.6 million in first half of 2007 over the first half of 2006 figure. In 2006, cost of sales included a one-time engine purchase of $687K. After the elimination of this engine charge, 2006 cost of aircraft sales is 20% of sales compared with 13% in 2007.

Company-wide gross profit for the six months ended June 30, 2007 of $4 million was less than the same period in the prior year by $2.4 million. Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory.

While the Company engages in various revenue-producing activities such as aircraft sales, management gauges results by looking at what historically has been the core revenue-producing activity, the sale of labor hours. In the first six months of 2007, revenue produced from labor was $4,935,767 as compared with $8,158,085 the first six months of 2006. This represents an decrease of 39.5%. The comparative costs for all direct labor, including work performed by outside contractors, was $3,911,050 in the first six months of 2007 compared with $6,200,757 for the same period in 2006. All direct labor costs were 22.5% of total sales in first six months of 2007 compared with 28.6% in the first six months of 2006. . All direct labor costs were 79% of labor sales in first six months of 2007 compared with 76% in the first six months of 2006. The relationship between direct labor costs and direct labor revenues saw relative costs increase 3% from 2006 to 2007. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. Also, a substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. A sudden decrease in volume should have a negative impact due to the retention of core labor during slower periods. Management is confident that adjustments to volume changes should be made and profitability will benefit over time.

Selling, general and administrative expenses for the six months ended June 30, 2007 remained as percentage of sales at 18% much the same as it was in six months ended June 30, 2006.

Interest expense for the Company, during the first six months of 2007, was $386,927. Of that amount, $172,986 is billable to a customer.

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of a high gross profit potential and our continued vigilance at holding down costs is expected to improve for the remainder of 2007. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well. Global has experienced some success in branching out into the aircraft trading arena and Management believes this segment should experience increasing growth and profits during the remainder of 2007 bolstered by sales of all or some of the five aircraft received from the wind-down of our Jetglobal partnership.

The following tables depict our pre-tax operating profit for the second quarter and first six months of 2007 and for the second quarter and first six months of 2006 on a stand-alone basis and a consolidated basis for Global, HAT and World
Jet:


First six months of 2007
                                  Global         HAT       World Jet    Intercompany  Consolidated
                               Stand-Alone   Stand-Alone   Stand-Alone  Eliminations

Revenues                        7,900,000    8,299,107      3,491,025    (2,287,242)    17,402,890
  Less:  Cost of sales          6,846,317    6,358,770      2,516,012    (2,287,242)    13,433,857
  Less:  Expenses               1,103,554    1,402,185        623,687        (1,235)     3,128,191
Pre-tax Operating Profit          (49,871)     538,152        351,326         1,235        840,842
(Loss)


2nd Quarter 2007
                                  Global         HAT       World Jet    Intercompany  Consolidated
                               Stand-Alone   Stand-Alone   Stand Alone  Eliminations

Revenues                        7,850,000    2,739,676      1,373,869      (789,655)    11,173,890
  Less:  Cost of sales          6,846,083    2,347,804        903,667      (789,655)     9,307,899
  Less:  Expenses                 519,666      704,605        305,053          (618)     1,528,706
Pre-tax Operating Profit          484,251     (312,733)       165,149           618        337,285
(Loss)


First six months of 2006
                                  Global         HAT       World Jet    Intercompany  Consolidated
                               Stand-Alone   Stand-Alone   Stand-Alone  Eliminations

Revenues                        4,475,000   14,342,584      6,162,668    (3,272,878)    21,707,374
  Less:  Cost of sales          3,523,624   10,427,871      4,624,837    (3,272,878)    15,303,454
  Less:  Expenses               1,335,538    1,497,811        988,074                    3,821,423
Pre-tax Operating Profit         (384,162)   2,416,902        549,757                    2,582,497
(Loss)


2nd Quarter 2006
                                  Global         HAT        World Jet  Intercompany  Consolidated
                               Stand-Alone   Stand-Alone   Stand-Alone  Eliminations

Revenues                        1,300,000    7,788,142      3,187,544   (2,077,035)     10,198,651
  Less:  Cost of sales          1,574,485    5,841,501      2,429,094   (2,077,035)      7,768,045
  Less:  Expenses                 658,864      720,201        471,895                    1,850,960
Pre-tax Operating Profit         (933,349)   1,226,440        286,555                      579,646
(Loss)

The cost of sales in Global exceeds the revenues because it includes a one-time engine purchase of $687K.

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity

On December 9, 2005, Global Aircraft Solutions, Inc ("Global"), Hamilton Aerospace Technologies, Inc. ("HAT"), a wholly owned subsidiary of Global Aircraft Solutions, Inc. and World Jet Corporation, ("WJ") a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the "Borrowers") closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank ("M&I Bank"). The modification increased the $2.5 million operating line of credit to $5 million ("Line of Credit"); added a Guidance Line of Credit in the amount of $7 million ("Guidance Credit") solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000.00. The Guidance Credit portion of the agreement has expired and no longer exists. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. At June 30, 2007 the applicable interest rate was 8.32% per annum. The interest rate for each Letter of Credit Facility, if drawn upon, shall also be 3.00% per annum in excess of the applicable LIBOR rate. The Line of Credit and any Letter of Credit Facility remains secured by a first priority lien on Global's, HAT's and WJ's personal property. The term of the Line of Credit and the Letter of Credit Facility all expire on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit shall be due on the expiration date.

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

At quarter ending June 30, 2007, the Company was not in compliance with certain covenants of the loan agreement with M&I Bank. We do not anticipate any actions by M&I that would materially affect Company liquidity.

The Borrowers paid total fees and expenses of approximately $37,500 in connection with the modification to the Line of Credit and addition of the Guidance Credit and Letter of Credit Facility. The Borrowers will owe a loan fee to the bank equal to 1% of the amount of any requested advance under the Guidance Credit with a cap of $52,500 in cumulative fees. The Borrowers will owe the bank a fee for the issuance of any Letter of Credit in the amount of 2% of the amount of the letter of credit.

The balance due of the Line of Credit at March 31, 2007 was $4,872,000. The Letter of Credit for $128,000 which was issued to TAA as part of the lease agreement for the HAT facility, expired during the second quarter of 2007. (see
Note 16, Subsequent Events, to the financial statements included as part of this filing.

On July 6, 2006, ComVest Capital, LLC, as "Lender", and Global Aircraft Solutions, as "Borrower", entered into a subordinated loan agreement. Under the loan agreement, the Company was originally indebted to the Lender in the principal amount of $2,800,000. The principal amount of the agreement was originally all due and payable October 6, 2006, with interest payments due monthly on the last day of each month in the amount of 15% of the outstanding balance. These funds were borrowed for potential investment purposes, but as the investment did not yet materialize. This obligation was paid in full during the second quarter of 2007.

On March 15, 2007, the Company entered into a secured promissory note agreement with Ardennes Value Fund, a related party due to the Company's planned GALP participation. The principal amount of the note is $200,000 with simple interest at a rate of 15% per annum. Required payments are interest only for the first two months beginning April 15, 2007 and all remaining interest and principal was paid in full during June 2007.

During the 2nd quarter of 2007, the Company entered into a short-term note agreement in the amount of $350,000 with Armando and Herminia Rios. The note specified interest at $10,000 per week. This note was paid in full in July of 2007.

On June 30, 2007 the company entered into a note agreement with Jeffrey Ervine, a related party pursuant to the planned GALP partnership,. The principal amount of the note was $800,000 with simple interest at 12% per annum plus a fee of $80,000. The term of the note is six months. A Boeing aircraft secures the note.

On June 21, 2007, the company secured a line of credit with the Frank and Maxine Smith Family Trust in the amount of $1,000,000. At June 30, 2007, $300,000 had been received under this agreement. The terms of the line of credit include a $55,000 set-up fee and simple interest on the unpaid balance at 15% per annum. The note is all due and payable November 20, 2007. John B. Sawyer is guarantor on the line of credit.

During the second quarter of 2007, the Company received $100,000 from Raymon C. Flores ("Flores"). On July 17, 2007, a note for $300,000 was entered into by the Company and Flores. The Company received an additional $200,000 during July, 2007. The interest on the note is payable at $8,000 per week and the unsecured note is due October 27, 2007. Prior to the formal agreement on July 17, 2007, the Company had agreed to pay interest on the $100,000 received during the second quarter of 2007 at a rate of $4,000 per week but, this rate is no longer in effect.

During 2006, Avolar's increasing fleet size resulted in increasing receivables due HAT. At the same time, Avolar's past due receivables increased significantly. In order to protect the Company's financial status, late in February Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar's pay-down of monies due HAT. By the end of June 2007, Avolar had made progress reducing the amount owed Hamilton Aerospace. The payment amount due each week on Avolar's payment schedule was reduced during the quarter and currently Avolar is in compliance with their payment agreement. Avolar has stated its intention to bring its accounts current with HAT and World Jet and renew its maintenance and support agreements with both companies.

By the end of the fourth quarter 2006 and into the first quarter 2007 the past due amounts due Hamilton Aerospace by BCI Aircraft Leasing, Inc. had also reached unacceptable levels. The parties have negotiated a settlement, which was discussed earlier, related to the transfer of certain aircraft to eliminate the Company's ownership in Jetglobal. Although BCI is presently cooperating with the Company to resolve these issues equitably, a final agreement relative to a cash payment to settle the amounts due by BCI has not at this time been reached between the companies. Management believes that the receivable amounts reflected on the financial statements, presented herein, are recoverable.

At this time, the Company has no plans to make any significant capital expenditures for the remainder of 2007.

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


Significant changes in the Company's Balance Sheet for the 1st and 2nd quarters ended June 30, 2007 were as follows:

         Total assets increased from $28,474,276 at December 31, 2006 to $28,730,903 at June 30, 2007. Significant changes for the period were:

                  Cash on hand decreased $102,866.

                  Accounts receivable increased $111,437.

                  Due from investee partner at December 31, 2006 decreased $327,953 as a result of the settlement with BCI related to Jetglobal. The settlement also contributed to the $ 7,018,545 increase in inventory by adding $7,150,000 during the second quarter of 2007. Additionally, the December 31, 2006 balance in equity in net assets of and advances to affiliates of $6,063,067 became $0 as a result of the settlement transaction.


         During the first six months of 2007, total liabilities decreased from $12,720,070 at December 31, 2006 to $12,171,488 at June 30, 2007,
         primarily due to:

                  Accounts payable decreased from the December 31, 2006 balance by $2,081,652.

                  Notes payable, short term increased 580,577 and Notes payable, related party increased $800,000.

                  Billings in excess of costs and expenses on uncompleted contracts decreased $195,281.


Cash

As of June 30, 2007 we had $1,574 in cash on hand and approximately $7,982,236 in collectible trade receivables.

Thus far in 2007, the Company has experienced a major cash crunch. Management believes that the Company's cash position will grow consistently healthier for the remainder of 2007 and that the Company will fully recover from the effects of this cash shortage. Management is basing its assessment on several factors:

o The Company believes it will be successful, during the third and fourth quarters of 2007, in selling the five aircraft, received due to the termination of its partnership in Jetglobal. Management believes that a conservative estimate of cash realized from the sale of these aircraft will be in excess of $7,500,000.

o Avolar continues to pay down its receivable balance. Avolar representatives have recently met with the Company and indicated their desire to payoff all money due to the Company, (about $2.4 million), during the remainder of 2007.

o Our HAT subsidiary is finishing up work on two BCI aircraft, at BCI's request. Management has taken a firm position that all money due from BCI, (about $2 million), will be received prior to the departure of any BCI owned aircraft.


Management believes that anticipated cash flows will be adequate to sufficiently provide working capital. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements.


CRITICAL ACCOUNTING ESTIMATES

Financial Reporting Release No. 60 of the SEC encourages all companies to include a discussion of critical accounting policies or methods used in the preparation of the financial statements. Our consolidated financial statements filed as part of this quarterly report include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Inventory: Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new, used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. Inventory items held for over one year are no longer classified as "inventory, non-current". All aircraft parts inventory are grouped as "Inventory, net of allowance for slow moving and obsolete inventory" and accounted under `Current Assets' category. This is based on standard aviation industry practice of showing all aircraft parts under a single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. This is a reclassification to conform with what we now believe is more appropriate. This change will not impact the current quarter results or past results of the company. Any allowance for slow moving and obsolete inventory is considered as an expense for the company.

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

Revenue and Cost Recognition: Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. Revenue from part sales is recognized when parts are shipped; all parts are sipped FOB shipping point. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed. Revenue from aircraft sales is recognized when the customer accepts delivery of the aircraft and/or when title is transferred.

Value of Share-Based Payments: The value of stock issued as payment is determined by the closing price of the Company's stock at measurement date. In connection with the adoption of SFAS 123R, the company values options by application of the Black Scholes Model.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in reported market risks faced by the Company since the end of the Company's preceding fiscal year ending December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report on Form 10-Q (the "Evaluation Date"), our Chief Financial Officer and Chief Executive Officer, together with HAT's President and Principal Financial and Accounting Officer, evaluated our disclosure controls and procedures, as defined in Rules 13a-14 and 15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, these officers have concluded that with the exception of the material weakness related to financial reporting deficiencies of the Company's joint venture partner, Jetglobal, LLC, as reported in our 2006 Form 10-K, and which still existed as of June 30, 2007, as of the Evaluation Date, our disclosure controls and procedures allow for timely decisions regarding disclosure of material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.
(b)Except for a settlement agreement entered into on April 20, 2007 with Jetglobal for the purpose of rectifying the material weakness identified in item
(a) immediately above, there has not been any change in our internal controls or in other factors that are reasonably likely to affect internal controls subsequent to the date of our most recent evaluation.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On June 29, 2004, the Company initiated a lawsuit against Corwin Foster and Jane Doe Foster, husband and wife, and Seajay Holdings, LLC a Michigan Limited Liability Company (the "Defendants") in the United States District Court for the District of Arizona requesting entry of a judgment for the return of 1,500,000 shares of common stock. Global and HAT have asserted claims that Corwin Foster (who is the sole shareholder and president of Seajay Holdings) and Seajay Holdings acquired 1,500,000 shares of common stock of Global as part of a Stock Exchange Agreement without consideration for the receipt of such common stock. The Company is pursuing the return of these shares. This lawsuit emanates from a stock exchange agreement of April 2002 whereby Old Mission Assessment ("OMAC") agreed to provide HAT financing and capital for its newly established business. OMAC and its officers Corwin Foster and others, entered into two debenture related agreements on April 15, 2002 whereby OMAC agreed to pay to HAT the sum of $1,500,000 under each debenture agreement on or before July 15, 2002. In consideration of this agreement HAT agreed to provide to various investing parties, including Corwin Foster's entity Seajay Holdings, shares of stock of HAT. On May 2, 2002, Global acquired HAT in a stock exchange thereby entitling the investing parties, including Corwin Foster's entity Seajay Holdings, to Global stock in consideration for the $3,000,000 investment. Seajay Holdings acquired 1,500,000 shares of common stock of Global pursuant to this transaction. Although Global stock was issued to the investors, including Corwin Foster's entity Seajay Holdings, HAT/Global only received $400,535 of the agreed upon $3,000,000 to be paid pursuant to the debenture agreements. Since payment in full was never received by Global for the shares of common stock issued as consideration for the debenture agreements, Global was able to secure the return of all common stock issued in connection with the debenture agreements except the 1,500,000 shares of common stock issued to Corwin Foster's entity Seajay Holdings. Global has agreed to return the $400,535 of the agreed upon $3,000,000 received pursuant to the debenture agreements. This sum was released from escrow and paid to United Pay Phone, an investor in OMAC, pursuant to an agreed upon order of court.

Although Global has made repeated demands upon Corwin Foster and Seajay Holdings to return the 1,500,000 shares of common stock, Corwin Foster and Seajay Holdings have failed and refused to return such stock. As a consequence of Corwin Foster's and Seajay Holdings failure to return the common stock received, Global initiated legal proceedings for damages in the amount of no less than $1,000,000 plus interest and fees; the return of the 1,500,000 shares of common stock; and punitive damages in the amount of $10,000,000.

On or about July 24, 2006 which was far beyond the procedurally acceptable time within which to file a counterclaim and without the required leave of court, Corwin Foster filed a counterclaim against Global, HAT, Hamilton Aviation, Ian Herman, Gordon Hamilton, John Sawyer, Ronald Clark, Frank Hooper, United Payphone, Financial Capital, Interwest Transfer and the law offices of Tharpe Howell alleging fraud, unjust enrichment, breach of contract and constructive trust.

All of these claims are categorically denied and Global has filed a motion to strike this counterclaim based upon the above referenced defects.

Global's Motion for Summary Judgment was dismissed in June 2007 and the matter is expected to proceed to trial in early 2008.

On November 13, 2006, HAT commenced a civil action in the Superior Court of Arizona against Admiral Merchants Motor Freight, Inc., Vital Express, et al to recover damages to an aircraft engine that the defendants were contracted to transport from HAT's maintenance facility in Tucson to a facility in Vancouver, B.C. HAT is alleging that the Defendants did not properly secure the engine during transport, thereby causing damage to the engine that resulted in approximately $588,127 in damages to HAT. The claim has been removed to the Federal District Court in Arizona and is currently pending discovery.

On June 6, 2007, HAT was served with a civil complaint filed by Petro Energy Corporation in the Superior Court of California. The Complaint alleges that Petro Energy and HAT entered into a fuel services agreement and that HAT has failed to pay a total of $155,177 pursuant to the terms of the fuel services agreement. The Complaint further alleges that John Sawyer and HAT also owe Petro Energy $60,000 for fuel services provided to Falcon Air and $17.5 million for fuel services provided to Avolar Airlines.

The $60,000 claim was paid by Falcon Air to Petro Energy on June 20, 2007 and is no longer at issue.

The basis of Petro Energy's claims against HAT and John Sawyer for services Petro Energy provided to Avolar is that John Sawyer, as president of HAT, induced Petro Energy to contract with Avolar and that as a consequence of this inducement, John Sawyer and HAT are responsible to Petro Energy for Avolar's unpaid fuel invoices. Notwithstanding the fact that the Petro Energy contract is solely with Avolar and does not involve John Sawyer or HAT either as a contracting party or guarantor, Petro Energy alleges that John Sawyer and HAT are responsible for payment of Avolar's invoices owed to Petro Energy.

HAT filed an answer to the complaint denying all the allegations set forth therein and the matter is currently pending. The claim for $155,177 is a general non-material incidental claim incurred in the ordinary course of business which Management believes will be resolved with out any material effect on Global's financial position or liquidity. Management of the Company believes that the $17.5 million claim against HAT and John Sawyer is totally without merit and believes the eventual outcome will not have a material effect on Global's financial position or liquidity.

ITEM 6. EXHIBITS

(a)        Exhibits

31.1         Certification of Principal Executive Officer, Mr. Ian Herman

31.2         Certification of Principal Operating Officer, Mr. John B. Sawyer

31.3         Certification of Principal Accounting Officer, Ms. Patricia Graham

32.1         Certification of Mr. Ian M. Herman, Chief Executive Officer



Forms 8-K filed during the second quarter of 2007:

Issued April 18, 2007, Item 2.02 Results of Operations and Financial Condition and Item 7.01, Regulation FD Disclosure.

Issued April 23, 2007, Item 2.02, Result of Operations and Financial Condition,
Item 7.01, Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was a Press Release of Global Aircraft Solutions, Inc. issued April 23, 2007.

Issued May 1, 2007, Item 2.02 Results of Operations and Financial Condition,
Item 7.01 Regulation FD Disclosure, and Item 9.01 Financial Statements and Exhibits. The exhibit was the transcript of a conference call on April 23, 2007.

Issued May 16, 2007, Item 2.02, Results of Operations and Financial Condition,
Item 7.01, Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was a Press Release of Global Aircraft Solutions, Inc. issued May 16, 2007.

Issued May 17, 2007, Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers,

Issued June 4, 2007, Item 2.02 Results of Operations and Financial Condition,
Item 7.01, Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was the transcript of a May 24, 2007 Conference Call.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                           TITLE                          DATE
    ---------                           -----                          ----

/s/    Ian Herman         Chairman of the Board of Directors,    August 12, 2007
----------------------    Chief Executive Officer and Director
Ian Herman


/s/  John Sawyer          President, Chief Operating Officer     August 12, 2007
----------------------    and Director
John Sawyer


/s/    Patricia Graham    Principal Accounting Officer           August 12, 2007
----------------------
Patricia Graham