Form 10-Q
period 2007-09-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2007-11-14
CIK 854171

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For quarterly period ended September 30, 2007
[ ] Transition report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
     For the transition period from _______ to _______

                           Commission File No. 0-28575

                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                         -------------------------------
               (Exact name of issuer as specified in its charter)

                NEVADA                                 84-1108499
                ------                                 ----------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     6901 South Park Avenue
     Tucson, Arizona 85706
     Mail:  P.O. Box 23009
     Tucson AZ                                         85734-3009
     ------------------------                          ----------
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


Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [x]


Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]


The registrant had 40,181,301 shares of its Common Stock outstanding as of October 18, 2007.


                                            INDEX


                                PART I. FINANCIAL INFORMATION


Item 1.  Financial Information.

         Condensed Consolidated Balance Sheets (unaudited):

         As of September 30, 2007 and December 31, 2006...................................  3

         Condensed Consolidated Statements of Operations (unaudited):

         For the three and nine months ended September 30, 2007 and 2006..................  5

         Condensed Consolidated Statement of Changes in Stockholders' Equity (unaudited):

         For the year ended December 31, 2006 and nine months ended September 30, 2007....  6

         Condensed Consolidated Statements of Cash Flows (unaudited):

         For the nine month periods ended September 30, 2007 and 2006.....................  7

         Notes to Condensed Consolidated Financial Statements (unaudited).................  8


Item 2.  Management's Discussion and Analysis of Financial Condition......................  19
                  and Results of Operation

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........................  26

Item 4.  Controls and Procedures..........................................................  26


                                 PART II. OTHER INFORMATION


Item 5. Other Information.................................................................  26

Item 6. Exhibits..........................................................................  27

         Signatures.......................................................................  27

         Certifications



ITEM 1. FINANCIAL STATEMENTS.


                         GLOBAL AIRCRAFT SOLUTIONS, INC.
                      Condensed Consolidated Balance Sheets
                    September 30, 2007 and December 31, 2006
                                   (unaudited)


                                     ASSETS
                                                           2007          2006
                                                       -----------   -----------
CURRENT ASSETS
Cash and cash equivalents                              $   199,479   $   104,440
Accounts receivable, net                                10,905,761     7,870,799
Notes receivable                                           353,772       455,859
Due from equity investee partner                         2,122,000     3,946,414
Inventory                                               14,825,338     7,852,691
Restricted funds                                           194,484        65,500
Deferred income taxes                                      299,508       299,508
Other current assets                                       475,244       191,114
                                                       -----------   -----------

  TOTAL CURRENT ASSETS                                 $29,375,586   $20,786,325

Property, plant and equipment, net                       1,148,836     1,521,037
Equity in net assets of and advances to affiliates            --       6,063,067
Goodwill                                                    38,992        38,992
Other assets                                               277,606        64,855
                                                       -----------   -----------

  TOTAL ASSETS                                         $30,841,020   $28,474,276
                                                       ===========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                             GLOBAL AIRCRAFT SOLUTIONS, INC.
                          Condensed Consolidated Balance Sheets
                        September 30, 2007 and December 31, 2006
                                       (unaudited)


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   2007          2006
                                                               -----------   -----------
CURRENT LIABILITIES
Notes payable                                                  $ 6,673,291   $ 5,101,568
Note payable - related party                                     1,060,000          --
Accounts payable - trade                                         2,649,651     5,001,567
Customer deposits                                                  575,913       541,878
Billings in excess of costs and estimated
  earnings on contracts in progress, net                           785,664       224,046
Accrued liabilities                                                526,477       493,404
Income taxes payable                                             1,108,416       735,466
Current maturities - capital lease obligations                      60,573        53,247
                                                               -----------   -----------

  TOTAL CURRENT LIABILITIES                                    $13,439,985   $12,151,176

LONG-TERM LIABILITIES


 Capitalized lease obligations                                 $   187,074   $   224,867
 Deferred tax liability                                            344,027       344,027
                                                               -----------   -----------

   TOTAL LONG-TERM LIABILITIES                                 $   531,101   $   568,894
                                                               -----------   -----------

  TOTAL LIABILITIES                                            $13,971,086   $12,720,070
                                                               ===========   ===========


STOCKHOLDERS' EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized
  40,561,301 and 39,967,807 shares issued 2007 and 2006 and
  40,181,301 and 39,587,807 shares outstanding 2007 and 2006   $    40,560   $    39,967
Additional paid-in capital                                      13,235,824    12,723,213
Contributed capital                                                620,289       620,289
Retained earnings                                                2,973,261     2,370,737
                                                               -----------   -----------

  TOTAL STOCKHOLDERS' EQUITY                                   $16,869,934   $15,754,206
                                                               ===========   ===========

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $30,841,020   $28,474,276
                                                               ===========   ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                             GLOBAL AIRCRAFT SOLUTIONS, INC.
                                    Condensed Consolidated Statements of Operations
                            For the Three and Nine Months ended September 30, 2007 and 2006
                                                      (unaudited)

                                                            Three Months    Three Months    Nine Months     Nine Months
                                                               ended           ended           ended           ended
                                                             September       September       September       September
                                                                 30,             30,             30,             30,
                                                                2007            2006            2007            2006
                                                            ------------    ------------    ------------    ------------
Sales
  Sales, maintenance, repair, overhaul                      $  4,041,058    $  6,526,094    $ 12,318,048    $ 20,048,614
  Sales, aircraft trading                                           --              --         7,900,000       3,223,000
  Sales, parts                                                   568,017       1,216,186       1,793,485       4,171,126
  Sales, other                                                    11,310         162,075          11,742       2,168,989
                                                            ------------    ------------    ------------    ------------
Total sales                                                 $  4,620,385    $  7,904,355    $ 22,023,275    $ 29,611,729
Cost of sales
  Cost of sales, maintenance, repair, overhaul              $ (2,681,761)   $ (4,800,773)   $ (8,640,115)   $(14,350,025)
  Cost of sales, aircraft trading                                   --              --        (6,846,234)     (3,255,624)
  Cost of sales, parts                                          (156,224)       (881,127)       (785,058)     (2,837,205)
  Cost of sales, other                                            (1,540)        (74,342)         (1,975)       (616,842)
                                                            ------------    ------------    ------------    ------------
Total cost of sales                                         $ (2,839,525)   $ (5,756,242)   $(16,273,382)   $(21,059,696)
                                                            ------------    ------------    ------------    ------------

Gross profit                                                $  1,780,860    $  2,148,113    $  5,749,893    $  8,552,033

Selling, general and administrative expense                   (1,835,945)     (1,992,360)     (4,964,136)     (5,794,094)
Penalties                                                        (48,634)           (560)        (48,634)        (11,731)
                                                            ------------    ------------    ------------    ------------

Income from operations                                      $   (103,719)   $    155,193    $    737,123    $  2,746,208

Other income (expense):
     Interest income                                        $    198,094    $     12,613    $    382,385    $     67,338
     Interest expense                                           (366,802)       (220,048)       (877,291)       (451,916)
     Miscellaneous expense                                       (10,179)           --          (110,179)           (116)
     Miscellaneous income                                         16,936          95,970          91,681         114,575
     Gain (loss) on asset disposal                                  --              --              --            (8,518)
     Equity in income of unconsolidated affiliate                   --           315,000         214,800       1,238,121
     Gain of sale of interest in unconsolidated affiliate        461,231            --           488,441            --
                                                            ------------    ------------    ------------    ------------

Net income, before taxes                                    $    195,561    $    358,728    $    926,960    $  3,705,692
     Provision for income taxes                                  (68,432)       (125,555)       (324,436)     (1,293,742)
                                                            ------------    ------------    ------------    ------------


Net income                                                  $    127,129    $    233,173    $    602,524    $  2,411,950
                                                            ============    ============    ============    ============
Net profit per share, Basic 2007 3rd Qtr 35,160,804         $       0.00    $       0.01    $       0.02    $       0.06
shares, Year to date 39,842,270 shares; 2006 3rd Qtr
39,277,321 shares, Year to date 38,980 587 shares.
Net profit (loss) per share, Fully diluted 2007 3rd
Qtr 36,586,174 shares, Year to date 40,997,040
shares; 2006 3rd Qtr 40,689,995 shares, Year to date
40,399,652 shares.                                          $       0.00    $       0.01    $       0.02    $       0.06
                                                            ============    ============    ============    ============


              The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               GLOBAL AIRCRAFT SOLUTIONS, INC.
                             Condensed Consolidated Statement of Changes in Stockholders' Equity
                      For the Year Ended December 31, 2006 and the Nine Months Ended September 30, 2007
                                                        (unaudited)


                                                                   Additional
                                                                    Paid-in       Contributed      Retained     Stockholder
                                       Shares                       Capital         Capital        Earnings        Equity
                                    ------------   ------------   ------------    ------------   ------------   ------------
Balance December 31, 2005             38,618,215   $     38,998   $ 11,824,683    $    620,289   $  1,544,429   $ 14,028,399
                                    ------------   ------------   ------------    ------------   ------------   ------------

Exercise of warrants                     387,092            387         95,767                                        96,154

Share-based payments to
directors                                 30,000             30         73,470                                        73,500

Stock issued to employees for
compensation                             552,500            552        581,214                                       581,766

Tax effects of
share-based payments                                                   148,079                                       148,079

Net income                                                                                            826,308        826,308
                                    ------------   ------------   ------------    ------------   ------------   ------------

Balance December 31, 2006             39,587,807   $     39,967   $ 12,723,213    $    620,289   $  2,370,737   $ 15,754,206
                                    ------------   ------------   ------------    ------------   ------------   ------------

1st Quarter

Exercise of warrants,
(non-cash)                                48,494             48            (48)                                            0

Vesting of stock-based
compensation to employees                                               50,703                                        50,703

Share-based payments to directors         10,000             10          7,695                                         7,705

2nd Quarter

Stock issued to employees for
compensation                             340,000            340        204,670                                       205,010

Vesting of stock-based
compensation to employees and
directors                                                               48,179                                        48,179

Stock (restricted) issued to 3rd
parties for current and future
services                                  75,000             75         18,142                                        18,217

3rd Quarter

Stock issued to satisfy amounts
due to outside counsel for
legal services                           120,000            120         94,680                                        94,800

Vesting of stock-based
compensation to
employees and directors                                                 77,267                                        77,267

Vesting of stock to
third parties                                                           11,323                                        11,323

Net income, first nine
months of 2007                                                                                        602,524        602,524
                                    ------------   ------------   ------------    ------------   ------------   ------------

Balance September 30, 2007            40,181,301   $     40,560   $ 13,235,824    $    620,289   $  2,973,261   $ 16,869,934
                                    ------------   ------------   ------------    ------------   ------------   ------------


               The accompanying notes are an integral part of these condensed consolidated financial statements.


                          GLOBAL AIRCRAFT SOLUTIONS, INC.
                  Condensed Consolidated Statements of Cash Flows
               For the Nine Months ended September 30, 2007 and 2006
                                    (unaudited)

                                                             2007           2006
                                                         -----------    -----------
      Cash flow from operating activities:
          Net Profit                                     $   602,524    $ 2,411,950

      Adjustments to reconcile net profit to net cash
         used in operating activities:
          Depreciation                                       430,921        422,866
          Amortization                                                      121,782
          Allowance for Doubtful Accounts                                   (91,907)
          Equity in income of unconsolidated affiliate      (214,800)    (1,238,121)
          Physical Inventory Adjustments                      61,741
          Gain (Loss) Settlement-Investee Partner           (488,441)
          (Loss)Gain on disposal of fixed assets                             13,785
          Gain on sale of interest in unconsolidated
          affiliate
          Customer Deposits-Forfeited                        (50,000)
          Stock based compensation expense                   418,404        551,812
          Draw-down fees deducted from note receipts         110,000
          Intercompany Non-Cash Transactions                   9,205

      Changes in Assets and Liabilities:
          Accounts receivable                             (1,901,296)    (4,231,743)
          Prepaid expenses                                   195,393        266,363
          Costs and estimated earnings in excess of
          billings on contracts in progress                              (1,303,634)
          Inventory                                          115,611        773,832
          Restricted funds                                  (128,984)
          Deposits                                            (8,060)
          Other non-current assets                                          (35,501)
          Accounts payable-trade                          (2,470,808)    (3,060,309)
          Customer deposits                                  340,712         50,000
          Billings in excess of cost and estimated
          Earnings on contracts in progress, net             561,618        (23,458)
          Income tax payable                                 373,071      1,447,568
          Accrued liabilities                                 33,074       (181,568)
      Net cash used in operating activities               (2,010,115)    (4,106,283)

      Cash flows from investing activities:
          Purchase of property, plant and equipment          (47,365)      (120,746)
          Notes receivable                                   116,672      1,407,758
          Non-consolidated affiliate
          (investment)/receipt                                48,973      1,235,137
      Net cash provided by investing activities              118,280      2,522,149

      Cash flows from financing activities:
          Proceeds from issuance of common stock                             96,154
          Proceeds from bank loans                           141,994      6,157,980
          Repayment of bank loans                            (84,391)    (3,768,720)
          Payments on capital lease obligations              (41,823)       (13,612)
          Proceeds from note payable                       1,850,000
          Proceeds from note payable, related party        1,250,000
          Payments on notes payable                       (1,114,320)      (108,930)
          Other financing activities, net                    (14,586)        (3,741)
      Net cash provided by financing activities            1,986,874      2,359,131

      Net increase in cash and cash equivalents               95,039        774,997

      Cash and cash equivalents at beginning of              104,440        368,013
      period

      Cash and cash equivalents at end of period         $   199,479    $ 1,143,010


Significant non-cash investing activity:

During 2007, the company sold its investment in Jetglobal for six aircraft valued at $8,650,000 and other considerations. See Note 5.

Interest paid for the three and nine months ended September 30, 2007 was $327,491 and 829,107, respectively. Interest paid for the three and nine months ended September 30, 2006 was $212,492 and $422,901, respectively.
Taxes paid during the six months ended September 30, 2007 and 2006 were $0.

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

The Condensed Consolidated Financial Statements have been prepared by the Company without audit. These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Condensed Consolidated Balance Sheet at December 31, 2006, was derived from financial statements audited by Moss Adams, LLP, independent public accountants, as indicated on their report for the year ended December 31, 2006 (not included). In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company for the nine months ended, September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

2. ORGANIZATIONS AND NATURE OF OPERATIONS

On March 13, 2007, the Company entered into an exclusive service agreement with, Global Aircraft Leasing Partners.LLC, a Delaware limited liability company, ("GALP"). GALP is a start-up aircraft-leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. On September 4, 2007, the Company and GALP entered into an agreement that calls for the company assuming a 40% equity interest in GALP, effective October, 1, 2007. Notwithstanding the effective date of the agreement, the parties have agreed that in return for marketing and technical support provided to GALP to date, the Company will be entitled to a commission equal to 40% of the net profits earned on all transactions entered into by GALP from the date of its inception through October 1, 2007. Under the terms of the agreement, in consideration for its 40% equity participation in GALP, the company will make a one time capital contribution of $40,000. As further consideration the Company will provide to GALP ongoing technical support to facilitate GALP's commercial aircraft purchasing, leasing and sales activities. All technical services provided to GALP by HAT and World Jet will be billed at company-standard rates. The Company had not made any capital contribution as of September 30, 2007. Global will not be required to invest capital in aircraft acquired by GALP, and all debt assumed by GALP as a result of aircraft acquisitions will be non-recourse with respect to the Company.. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities.

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

Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2006 and September 30, 2007 there are no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

Revenue from part sales is recognized when parts are shipped. All parts are shipped FOB shipping point; title passes at time of shipping and the Company has no further contractual or legal obligation to the customer upon shipping. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed. Revenue from aircraft sales is recognized when the customer accepts delivery of the aircraft and/or when title is transferred.


Earnings per share

Basic earnings per share includes no dilution and is computed by dividing net earnings available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company's earnings.
Reconciliation of EPS for the three and nine month months, ended September 30 of 2007 and 2006 are as follows:

                                                      For the Nine Months ended September 30, 2007
                                                 ----------------------------------------------------
                                                   Income               Shares              Per-Share
                                                 (Numerator)          (Denominator)           Amount
                                                 -----------          -------------           ------

Net Income                                       $  602,524
Basic EPS
Income available to common stockholders          $  602,524            39,842,270            $   0.02

Warrants                                                                   54,217
Options                                                                   715,663
Unvested employment agreement shares                                      384,890
Diluted EPS
Income available to common stockholders and
assumed conversions                              $  602,524            40,997,040            $   0.02


                                                       For the Quarter ended September 30, 2007
                                                 ----------------------------------------------------
                                                   Income               Shares              Per-Share
                                                 (Numerator)         (Denominator)            Amount
                                                 -----------         -------------            ------

Net Income                                       $  127,129
Basic EPS
Income available to common stockholders          $  127,129            35,160,804            $   0.00

Warrants                                                                   35,065
Options                                                                   701,229
Unvested employment agreement shares                                      689,076
Diluted EPS
Income available to common stockholders and
assumed conversions                              $  127,129            36,586,174            $   0.00



                                                       For the Nine Months ended September 30, 2006
                                                 ----------------------------------------------------
                                                   Income                Shares             Per-Share
                                                 (Numerator)          (Denominator)           Amount
                                                 -----------          -------------           ------

Net Income                                       $2,411,950
Basic EPS
Income available to common stockholders          $2,411,950            38,980,587            $   0.06

Warrants                                                                  475,571
Options                                                                   792,761
Unvested employment agreement shares                                      150,733
Diluted EPS
Income available to common stockholders and
assumed conversions                              $2,411,950            40,399,652            $   0.06



                                                     For the Quarter ended September 30, 2006
                                                  ----------------------------------------------
                                                    Income           Shares            Per-Share
                                                  (Numerator)      (Denominator)         Amount
                                                  -----------      -------------         ------

Net Income                                        $  233,173
Basic EPS
Income available to common stockholders           $  233,173         39,277,321         $   0.01

Warrants                                                                295,417
Options                                                                 767,257
Unvested employment agreement shares                                    350,000
Diluted EPS
Income available to common stockholders
+ assumed conversions                             $  233,173         40,689,995         $   0.01




----------------------------------------------------------------------------
                       Share value  Vesting Date              Antidilutive
                                on                                warrants,
                       Measurement                                 options,
                              Date                                 pending
                                                                employment
                                                                 shares at
                                                                 September
                                                                  30, 2007
----------------------------------------------------------------------------
         Unconverted
    Warrants Issued:
             @ $0.68           .50        Vested       300,000
             @ $1.36           .50        Vested     7,740,000   7,740,000
             @ $1.00           .65        Vested     1,040,866   1,040,866
             @ $1.36           .65        Vested     1,137,020   1,137,020
            Subtotal                                10,217,886

     Options Issued:
             @ $0.17           .23        Vested       900,000
             @ $1.03          1.03        Vested        30,000      30,000
             @ $1.05          1.03        Vested        10,000      10,000
            Subtotal                                   940,000

     Awards of stock
       pending under
          employment
           contracts
                                            2007       190,000
                                            2008       380,000
                                            2009       300,000
                                            2010       250,000
            Subtotal                                 1,120,000

               Total                                12,277,886   9,957,886



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

Selected information by business segment is presented in the following tables for the three and nine months ended September 30, 2007 and September 30, 2006.

                                               Three months       Three months        Nine months        Nine months
                                                  ended              ended              ended              ended
                                               September 30,      September 30,      September 30,      September 30,
                                                   2007               2006               2007               2006
                                                   ----               ----               ----               ----
                                                ($millions)        ($millions)        ($millions)        ($millions)
                                                -----------        -----------        -----------        -----------
Segment sales:
   Aircraft maintenance                            4.041              6.527              12.318             20.050
   Aircraft trading                                - - -              - - -               7.900              3.223
   Part sales                                      1.493              2.538               5.006              8.765
   Other                                            .011               .162                .011              2.169

Sub Total                                          5.545              9.227              25.235             34.207

Elimination of intersegment sales                  -.925             -1.323              -3.212             -4.596

Total consolidated sales                           4.620              7.904              22.023             29.611

Operating income:
   Aircraft maintenance                            1.359              1.505               3.678              4.934
   Aircraft trading                                - - -              - - -               1.054              - - -
   Part sales                                       .412               .555               1.009              2.067
   Other                                            .010               .088                .009              1.551
   Sub total                                       1.781              2.148               5.750              8.552

   Selling, general, administrative expense       -1.836             -1.997              -4.964             -5.810
   Penalties                                       -.049              - - -               -.049              - - -
   Other, net                                      -.161              -.107               -.513              -.274
   Share of Jetglobal net income (aircraft         - - -               .315                .215              1.238
     trading)
   Gain on sale of interest in Jetglobal            .461              - - -                .488              - - -

Consolidated earnings (loss) before taxes           .196               .359                .927              3.706

Interest income by segment
   Aircraft maintenance                             .193              - - -                .367               .028
   Aircraft trading                                - - -               .004               - - -               .011
   Part sales                                      - - -              - - -               - - -              - - -
   Corporate                                        .005               .008                .015               .028
Total interest income                               .198               .012                .382               .067

Interest expense by segment
   Aircraft maintenance                             .236               .029                .523               .039
   Aircraft trading                                - - -               .083               - - -               .083
   Part sales                                       .002              - - -                .010               .001
   Corporate                                        .129               .108                .344               .329
Total interest expense                              .367               .220                .877               .452



                                          Three months       Three months        Nine months         Nine months
                                             ended              ended              ended               ended
                                          September 30,      September 30,      September 30,       September 30,
                                              2007               2006               2007                2006
                                              ----               ----               ----                ----
                                           ($millions)        ($millions)        ($millions)         ($millions)
                                           -----------        -----------        -----------         -----------

Depreciation and amortization by segment

   Aircraft maintenance                         .105               .114               .320                .303
   Aircraft brokerage                          - - -              - - -              - - -               - - -
   Part sales                                  - - -              - - -              - - -               - - -

Corporate                                       .033               .078               .111                .242
Total                                           .138               .192               .431                .545

Net asset values:
   Aircraft maintenance                       11.553              8.283             11.553               8.283
   Aircraft trading                            7.890              1.620              7.890               1.620
   Part sales                                  6.998              7.089              6.998               7.089

   Corporate                                   4.400             12.517              4.400              12.517
Total                                         30.841             29.509             30.841              29.509

Capital expenditures:
   Aircraft maintenance                         .009               .289               .009                .365
   Aircraft brokerage                          - - -              - - -              - - -               - - -
   Part sales                                  - - -              - - -              - - -               - - -

Corporate                                       .006               .018               .049                .044
Total                                           .015               .307               .058   *            .408

                                                            *.011 of the .058 was purchased through capital lease.


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


                                   Nine Months         Nine Months
                                      Ended               Ended
                               September 30, 2007   September 30, 2006
                               ------------------   ------------------

          Angola                  $    63,524          $    40,380
          Belgium                      42,319                - - -
          Canada                          150                - - -
          Germany                       - - -                1,220
          Hong Kong                        30                - - -
          Israel                       42,057                   25
          Italy                         - - -                  955
          Jordan                        - - -            2,032,460
          Korea                         - - -              154,010
          Lebanon                      57,845              114,287
          Lithuania                    15,785                - - -
          Malawi                        - - -              111,000
          Mexico                      551,758            4,070,869
          Pakistan                    285,520               68,000
          Philippines                   - - -              230,916
          Spain                         - - -                1,100
          UAE                          53,369              111,848
          Ukraine                      13,680                - - -
          United Kingdom                4,360               98,383
          TOTALS                  $ 1,130,397          $ 7,035,453


5. EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, the Company together with BCI Aircraft Leasing, ("BCI"), formed a joint venture, Jetglobal, LLC, a Delaware limited liability company.
This was a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI was primarily responsible for the marketing aspects of Jetglobal while the Company was responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. The Company invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal.
Pursuant to the terms of Jetglobal's Operating Agreement, although the Company had a 30% membership and profit interest, it was only responsible for 25% of the costs and expenses associated with Jetglobal including any business transactions. Management has transferred its ownership interest in Jetglobal, LLC to the other partner, BCI Aircraft Leasing, in consideration for aircraft inventory and a trailing interest in certain claims of Jetglobal against third parties. The parties executed a final agreement and settlement on April 20, 2007, which was revised on June 29, 2007. The terms of the final agreement with BCI did not result in any impairment to the Company. The final agreement calls for a transfer of 6 aircraft with a total value of $8,650,000 and a trailing interest of 18% in the Delta Airlines bankruptcy claim originally estimated to be valued at $2,118,461. (There is also an 18% trailing interest in a lawsuit against AFG for which no value can be estimated at this time.) The gain on this transaction, recorded during the second quarter of 2007 was $27,210. At
September 30, 2007, 5 aircraft, valued at $7,150,000, had been transferred, (see
Note 15, Subsequent Events). During the third quarter of 2007, BCI, as the appropriately authorized party, began negotiating an agreement with a third party to cash-out the Delta claim. As a result of this transaction, which we estimate to be at the rate of $.38 on the dollar, the Company's share of the Delta claim is estimated to be $622,000. Additionally, during the third quarter of 2007, a reclassification of funds received from BCI in earlier periods reduced the amount due from investee partner by $1,957,692. These funds had been applied to BCI's regular account receivable with HAT rather than to its "due from investee partner" account. These two events resulted in a revised amount of gain to the Company from the divestiture of its interest in Jetglobal to $488,441; $466,231 was recorded in the third quarter of 2007.

Sales price per settlement terms:
    5 a/c @ $1.5 Million each       $7,500,000
    1 a/c @ $1.15 Million            1,150,000
    18% interest in Delta claim        622,000
    18% interest in AFG
Lawsuit (no value assigned)                  0
                                    ----------

                                    $9,272,000

Allocation of sales price:
    Receivable due from investee
      partner                       $2,354,664
    Equity investment
                                     6,428,895
                                    ----------

                                    $8,783,559

Gain on settlement                  $  488,441
                                    ==========

Due from investee partner at September 30, 2007 was $2,122,000.

As of September 30, 2007, the balance in equity in net assets and advances to affiliates was zero.


6. INVENTORY

Inventories consisted of the following:

                               September 30, 2007   December 31, 2006
                               ------------------   -----------------

            Maintenance hardware   $   947,926         $ 1,030,465
            Parts for resale         6,289,524           6,554,455
            Aircraft & engines       7,587,888             267,771
                                   -----------         -----------

                                    14,825,338         $ 7,852,691
                                   ===========         ===========

Management reviews listed inventory items to determine whether there are slow moving or obsolete items on an annual basis. At September 30, 2007, it was management's determination that the carrying value of the inventory items, after adjustment for inventory write down, is appropriate and that there were no items requiring an allowance because the carrying value exceeded net realizable value.

The significant increase in inventory value was due to the receipt of aircraft upon disposal, by the Company, of its interest in Jetglobal (see Note 5).


7. SHAREHOLDERS' EQUITY

Options

On March 9, 2007 there were options for 10,000 shares, at an exercise price of $1.05, granted to a Director pursuant to a compensation agreement. The options are exercisable for a term of five years and were immediately vested. Using the Black Scholes Model the call option value of these options was calculated to be $.77. $7,706 was expensed during the first quarter of 2007 relative to these options. Consistent with the provisions of SFAS 123R, Staff Accounting Bulletin
#107 (SAB 107), we estimated the fair value of stock option on the date of grant using the following assumptions: Risk free interest rate of 4.76%, Expected life of 2.5 years, Dividend rate of 0% and Expected volatility of 128.79%. There were no options granted during the second and third quarters of 2007.

Stock

On January 24, 2007, warrants were converted under the non-cash conversion terms of the original agreement of issue. A warrant for 95,192 shares was reduced to 48,494 shares under the cashless exercise formula and 48,494 shares were issued.

On March 29, 2007, 10,000 shares of common stock were issued from the Company's registered 2003 Employee Stock Compensation Plan under the terms of a Director's agreement. The value of the shares had been fully expensed when earned.

On May 15, 2007, 210,000 shares of common stock were issued. These shares included 10,000 shares of common stock that were issued from the Company's registered 2003 Employee Stock Compensation Plan pursuant to a 2006 employment agreement. The value of the shares was $1.23 per share resulting in an expense in the amount of $12,300. The remaining 200,000 shares of common stock were issued in conjunction with two new employment agreements dated April 9, 2007, the measurement date. The value of the shares was $.73 each, resulting in expense in the amount of $146,000 during the second quarter of 2007.

On May 25, 2007, 20,000 shares of common stock were issued from the Company's registered 2003 Employee Stock Compensation Plan pursuant to an employment agreement. The value of the stock at measurement date was $1.01 per share. The
Company recorded share-based compensation of $20,200 during the second quarter of 2007.

On June 4, 2007, the company issued 100,000 shares of common stock from the Company's registered 2003 Employee Stock Compensation Plan pursuant to a separation agreement with a former employee. The value of the stock at measurement date, May 25, 2007, was $.75 per share and a total of $75,000 has been expensed in the second quarter relative to this transaction.

On June 8, 2007, the Company issued 75,000 restricted shares of common stock from the Company's registered 2003 Employee Stock Compensation Plan for services to be rendered under the terms of an agreement for services. The value of the stock at measurement date was $80,250, ($1.07 per share), which Management determined to be the value of the services to be rendered. The Company is recording the expense over the duration of the agreement.

On June 8, 2007, the Company issued 10,000 shares of common stock from the Company's registered 2003 Employee Stock Compensation Plan pursuant to vesting under a 2006 employment agreement. The stock had been expensed fully at issuance.

On September 14, 2007, The Company issued 120,000 shares of common stock from the Company's registered 2003 Employee Stock Compensation Plan pursuant to an agreement with a provider of legal services. The closing price of the stock on the date of issue was $0.79. The agreement calls for the stock to be issued as a substitute payment for a portion of existing attorney's fees and costs. The issuance of the stock reduces the accounts payable account with the legal firm in the amount of $94,800.

                     SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

                                         TOTAL SHARES        ISSUED          AVAILABLE
             PLAN NAME                                                   September 30, 2007
2002 Compensatory Stock Option Plan        3,000,000       1,045,000         1,955,000
2003 Employee Stock Compensation Plan      5,000,000       4,987,500            12,500


Stock-based Compensation Disclosure
Stock issued under plans to employees was issued at the value of the stock at the measurement date. All outstanding options were exercisable at the grant date. Those options issued to employees that were not immediately exercised remained outstanding at September 30, 2007 and are summarized below:

                          September 30, 2007
                          -----------------------------------------------------------------
                                               Weighted Average
                                               Exercise Price
                                               --------------
Options outstanding at     930,000              $0.198            Exercisable on grant date
beginning of year

Granted during quarter 1    10,000               $1.05            Exercisable on grant date

Granted during quarter
2 & 3                         None

Exercised during
quarters 1, 2 & 3             None

Forfeited during
quarters 1, 2 & 3             None

Outstanding at 9/30/2007   940,000               $.207            Exercisable on grant date

Options exercisable at
9/30/2007                  940,000               $.207

Weighted average fair
value of options
granted during the
quarters 1, 2 & 3            $1.05


The aggregate remaining contractual lives in years for the 900,000, 30,000 and 10,000 options outstanding and exercisable on September 30, 2007 was 1.522,
3.511 and 4.440, respectively.

                         September 30, 2006
                         -------------------------------------------------------------------------
                                                 Weighted Average
                                                 Exercise Price
                                                 --------------
Options outstanding at      900,000              $0.17                   Exercisable on grant date
beginning of year

Granted during quarters
1, 2 & 3                       None

Exercised during
quarters 1, 2 & 3              None

Cancelled during
quarters 1, 2 & 3              None

Forfeited during
quarters 1,  2 & 3             None

Outstanding at 9/30/2006    900,000              $0.17                   Exercisable on grant date


Options exercisable at
9/30/2006                   900,000              $0.17

Weighted average fair
value of options
granted during the
quarters 1, 2 & 3              None


8. NOTES PAYABLE

On December 9, 2005, Global, HAT and World Jet Corporation, ("WJ"), a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the
"Borrowers") closed on a first Modification to the May 5, 2005 Initial Loan
Agreement with M&I Marshall & Ilsley Bank ("M&I Bank"). The modification increased the $2.5 million operating line of credit to $5 million ("Line of Credit"); added a Guidance Line of Credit in the amount of $7 million ("Guidance
Credit") solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000. The Guidance Credit portion of the agreement has expired and no longer exists. The Letter of Credit Facility expired during the second quarter of 2007 and the total amount of the Line of Credit has been amended to $4,872,000. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable
LIBOR rate. At September 30, 2007 the applicable interest rate was 8.72% per annum. The Line of Credit remains secured by a first priority lien on Global's, HAT's and WJ's personal property. The term of the Line of Credit expires on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit shall be due on the expiration date.

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


The balance due of the Line of Credit at September 30, 2007 was $4,872,000. The total available credit facility is $4,872,000 at September 30, 2007 subject to the borrowing base. See Note 15, Subsequent Events.

As of September 30, 2007, the Company was not in compliance with certain covenants of loan agreement, as amended October 15, 2005, with M&I Bank.
However, the Company is in negotiations with the M&I Bank and as part of those negotiations the Company has paid to M&I a fully earned loan fee in the amount of $5,000 and a fully earned fee for waiving the existing defaults in the amount of $10,000. See Note 15, Subsequent Events.) During the 2nd quarter of 2007, the
Company entered into a short-term note agreement in the amount of $350,000 with Armando and Herminia Rios. The note specified interest at $10,000 per week. This note was paid in full in July of 2007.

On June 21, 2007, the company secured a line of credit with the Frank and Maxine
Smith Family Trust in the amount of $1,000,000. The terms of the line of credit include an initial $25,000 fee, 10% of each draw-down amount as fees and simple interest on the unpaid balance at 15% per annum. The note is all due and payable
November 20, 2007. John B. Sawyer is guarantor on the line of credit. At
September 30, 2007 the balance of the note was $1,000,000 and interest payments were current

On June 30, 2007, the company entered into a note agreement with Jeffrey Ervine, a related party pursuant to the GALP partnership. The principal amount of the note was $800,000 with simple interest at 12% per annum plus a fee of $80,000.
The term of the note is six months.

During the second quarter of 2007, the Company received $100,000 from Raymon C.
Flores ("Flores"). On July 17, 2007, the Company and Flores entered into a note for $300,000. The Company received an additional $200,000 during July 2007. The interest on the note is payable at $8,000 per week and the unsecured note is due
October 27, 2007. Prior to the formal agreement on July 17, 2007, the Company had agreed to pay interest on the $100,000 received during the second quarter of 2007 at a rate of $4,000 per week. On October 31, the Company paid $200,000, plus accrued interest, and the due date for the remaining balance of $100,000 was extended sixty days.

On September 6, 2007, the Company entered into a note agreement with Ardennes
Value Fund, LP, a related party pursuant to the GALP partnership. The principal amount of the note was $250,000 with a $10,000 set-up fee and simple interest at 15% per annum. The note and interest due were all paid on October 16, 2007.


9. RELATED PARTY TRANSACTIONS

BCI Aircraft Leasing, Inc.

BCI Aircraft Leasing, Inc., Global's former partner in Jetglobal, see Note 5, accounted for 11.5% and 21.2% of Company revenue during the first nine months of 2007 and 2006, respectively and accounted for 16.6% of Company revenue during the year ended December 31, 2006. The account receivable from BCI at September
30, 2007 and 2006 was $3,888,537 and $5,149,215, respectively and at December
31, 2006 was $3,785,173.

Jetglobal, LLC accounted for less than 1% of the Company's revenue during the first nine months of 2007. Jetglobal, LLC accounted for 7.2% of the Company's revenue in 2006. As a result of the partnership settlement discussed in Note 5, the Company had no accounts receivable due from Jetglobal at September 30, 2007.
BCI Jet, a BCI controlled company, accounted for 0% of the Company's revenue in the first three quarters of 2007 and 3.8% of the Company's revenue in 2006. BCI
Jet had no account receivable balance at September 30, 2007 and had owed the Company $1,300,000 at December 31, 2006, which was satisfied as part of the partnership settlement discussed in Note 5.

GALP

GALP accounted for 51.5% of Company revenue during the first nine months of 2007, which includes an aircraft purchased from Global in the amount of $7,850,000 during the second quarter of 2007. At September 30, 2007, the Company had receivables in the amount of $1,598,682 from GALP, which represents 14.9% of the total Company accounts receivable balance.

Also see notes with Ardennes Value Fund and Ervine under Note 8 above.


10. CONTRACTS IN PROGRESS

At September 30, 2007 and December 31, 2006, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

                                                   2007           2006
                                               -----------    -----------

     Costs incurred on uncompleted contracts   $ 1,335,818    $ 1,486,387
     Profit earned to date                       1,639,232        521,378
                                               -----------    -----------

                                               $ 2,975,050    $ 2,007,765
        Less: Billings to date                  (3,914,138)    (2,314,710)
                                               -----------    -----------

                                               $  (939,088)   $  (306,945)
                                               ===========    ===========

Included in the accompanying balance sheet at September 30, 2007 and December
31, 2006 under the following caption: Billings in excess of costs and estimated earnings on uncompleted contracts



                                               2007         2006
                                            ---------    ---------

            Billings in excess from above   $(939,088)   $ 306,945)

            Time and material earnings
            unbilled                          153,424       82,899
                                            ---------    ---------

            Net                             $(785,664)   $(224,046)
                                            =========    =========


Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.


11. TRADE ACCOUNTS RECEIVABLE

As of September 30, 2007 and December 31, 2006, trade accounts receivable consist of the following:

                                             2007            2006
                                         ------------    ------------

          Contracts in progress          $  1,150,823    $  1,158,998
          Completed contracts              10,480,711       7,185,118
                                         ------------    ------------

                                         $ 11,631,534    $  8,344,116

          Less: allowance for doubtful
          accounts                           (725,773)       (473,317)
                                         ------------    ------------

                                         $ 10,905,761    $  7,870,799
                                         ============    ============

Bad debt expense charged to the allowance for doubtful accounts during the first nine months of 2007 was $253,658.


12. NOTES RECEIVABLE

During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to the Company by Avolar Aero Lineas S.A. de C.V. The due date of the note was extended to June 30, 2007 however, Avolar is making weekly payments to the Company. All payments are currently being posted to Avolar's accounts receivable balance. The note bears interest at 6.5% per annum. At September 30, 2007, the balance due including interest was $353,772. This note is not collateralized.


13. CONCENTRATION OF REVENUES

The Company's top four customers accounted for 79.8% and 46.7% of sales during the 1st nine months of 2007 and 2006, respectively. The Company's top four customers accounted for 52.4% of sales during the year ended December 31, 2006.
Three customers accounted for 68.6% of the Company's accounts receivable at September 30, 2007. Three customers accounted for 63.8% of the Company's accounts receivable at December 31, 2006. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base. It should be noted that in any single quarter, due to the length of the typical repair job, percentages will normally be significantly higher than on an annual basis. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers, referenced above, for the 1st nine months of 2007 and 2006 and the year 2006 are listed in the table below:

--------------------------------------------------------------------------------------------------------------------------
1st Nine months of 2007   1st Nine months        1st Nine months of     1st Nine months of      2006-Top Four   2006- % of
-Top Four Customers       of 2007 -% of          2006 -Top Four         2006 -% of Revenues     Customers       Revenues
                          Revenues               Customers
--------------------------------------------------------------------------------------------------------------------------
Customer G                       51.5            Customer B                    21.2             Customer A          20.3
Customer A                       12.7            Customer A                    13.7             Customer B          18.4
Customer B                       11.5            Customer H                     6.4             Customer C           7.2
Customer I                        4.1            Customer C                     5.4             Customer D           6.5
  Top Four- 1st Half of          79.8              Top Four- 1st Half          46.7               Top Four-2006     52.4
  2007 Total %                                     of 2006 Total %                                Total %
--------------------------------------------------------------------------------------------------------------------------

14. COMMITMENTS AND CONTINGENCIES

On June 29, 2004, the Company initiated a lawsuit against Corwin Foster and Jane
Doe Foster, husband and wife, and Seajay Holdings, LLC a Michigan Limited
Liability Company (the "Defendants") in the United States District Court for the
District of Arizona requesting entry of a judgment for the return of 1,500,000 shares of common stock. Global and HAT have asserted claims that Corwin Foster
(who is the sole shareholder and president of Seajay Holdings) and Seajay
Holdings acquired 1,500,000 shares of common stock of Global as part of a Stock
Exchange Agreement without consideration for the receipt of such common stock.
The Company is pursuing the return of these shares. This lawsuit emanates from a stock exchange agreement of April 2002 whereby Old Mission Assessment ("OMAC") agreed to provide HAT financing and capital for its newly established business.
OMAC and its officers Corwin Foster and others, entered into two debenture related agreements on April 15, 2002 whereby OMAC agreed to pay to HAT the sum of $1,500,000 under each debenture agreement on or before July 15, 2002. In consideration of this agreement HAT agreed to provide to various investing parties, including Corwin Foster's entity Seajay Holdings, shares of stock of


HAT. On May 2, 2002, Global acquired HAT in a stock exchange thereby entitling the investing parties, including Corwin Foster's entity Seajay Holdings, to Global stock in consideration for the $3,000,000 investment. Seajay Holdings acquired 1,500,000 shares of common stock of Global pursuant to this transaction. Although Global stock was issued to the investors, including Corwin
Foster's entity Seajay Holdings, HAT/Global only received $400,535 of the agreed upon $3,000,000 to be paid pursuant to the debenture agreements. Since payment in full was never received by Global for the shares of common stock issued as consideration for the debenture agreements, Global was able to secure the return of all common stock issued in connection with the debenture agreements except the 1,500,000 shares of common stock issued to Corwin Foster's entity Seajay
Holdings. Global agreed to return the $400,535 of the agreed upon $3,000,000 received pursuant to the debenture agreements. This sum was released from escrow and paid to United Pay Phone, an investor in OMAC, pursuant to an agreed upon order of the court.

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

All of these claims are categorically denied.

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

HAT filed an answer to the complaint denying all the allegations set forth therein and the matter is currently pending. The claim for $155,177 is a general non-material incidental claim incurred in the ordinary course of business, which Management believes will be resolved with out any material effect on Global's financial position or liquidity. Management of the Company believes that the $17.5 million claim against HAT and John Sawyer is totally without merit and believes the eventual outcome will not have a material effect on Global's financial position or liquidity.

15. SUBSEQUENT EVENTS

On October 11, 2007, BCI presented the Company with title to the final aircraft due from the settlement agreement closing out the company's interest in Jetglobal. On October 16, 2007, the Company executed an agreement and received a large initial deposit to sell two of the aircraft that were owned as a result of the BCI settlement agreement.

On November 1, 2007, Global, HAT and World Jet closed on a ninety-day extension of the M&I line of credit extending the due date until January 31, 2008. The rate on the loan was increased 2 percentage points to 5% above LIBOR. The
Company will pay $50,000 in costs associated with the extension. See Form 8-K filed November 7, 2007.


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

PART 1

The following discussion and analysis should be read in conjunction with the information set forth under "Management's Discussion and Analysis of Financial
Condition and Results of Operations in our annual report on form 10-K for 2006.
Global Aircraft Solutions, Inc. ("Global"), is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin board under the symbol GACF.OB. On May 2, 2002, Global acquired newly formed aviation company Hamilton Aerospace Technologies, Inc., a Delaware corporation
("HAT") in a stock-for-stock exchange. HAT was formed on April 5, 2002, to create a premier provider of large aircraft maintenance, repair, overhaul and modification ("MRO") services to owners and operations of certain Transport
Category commercial jet aircraft. Its customers are all aircraft operators, including passenger and cargo air carriers, and aircraft leasing companies. On
July 15, 2004, Global acquired 100 percent of the common stock of World Jet
Corporation ("World Jet"), a privately owned Nevada corporation. World Jet, incorporated in 1997, is an aviation parts sales company servicing aircraft operators, aircraft leasing companies and MRO facilities. The acquisition of World Jet had an effective transaction date of January 1, 2004 and the World Jet results of operations are included in all quarters of calendar year 2004.

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

Global's aircraft trading represents a significant niche in our business.
Successful efforts in this area will go a long way to building our company.
During 2006, aircraft trading accounted for 9% of Company revenues. At the end of the 3rd quarter of 2007, aircraft trading had accounted for 36% of Company revenue. Under the Company's settlement agreement with BCI, related to the Company's withdrawal from Jetglobal, the Company received title to 6 aircraft.
Efforts are ongoing to sell these aircraft. (see Note 15, Subsequent Events, in the Financial Statements included as part of this filing) The cash that will be received, as a result of the conversion of these assets from inventory to revenue, is essential to shoring-up the Company's cash position. Obviously, there is opportunity for a positive synergistic increase in MRO revenue and part sales revenue related to those aircraft traded with both new and continuing customers.

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

On March 13, 2007, the Company announced that they had entered into an exclusive service agreement with, Global Aircraft Leasing Partners, LLC ("GALP"). GALP is a start-up aircraft-leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. On September 4, 2007, the Company announced that an operating agreement for GALP had been completed. Under the terms of the agreement, in consideration for its 40% equity participation in GALP, Global will make a one-time capital contribution of $40,000. As further consideration Global will provide to GALP ongoing technical support to facilitate GALP's commercial aircraft purchasing, leasing and sales activities.
The technical support provided to GALP by Global will include dedicated personnel from Global's wholly owned subsidiaries, HAT and World Jet, to inspect, evaluate, modify, repair, maintain and provide logistical support for GALP's aircraft portfolio. All technical services provided to GALP by HAT and World Jet will be billed at company-standard rates. Under the terms of the agreement, Global will not be required to make any additional capital contributions in support of any future aircraft acquisitions by GALP, and all debt assumed by GALP as a result of aircraft acquisitions will be non-recourse with respect to Global. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities. Global expects that its strategic partnership with GALP will have a positive effect upon the volume of its MRO and parts sales businesses.

Since the formation of the Jetglobal LLC, Management has been unable to obtain timely and accurate financial information legally demanded by the Company from Jetglobal. As a consequence, during the first quarter 2007, Management decided to transfer its ownership interest in Jetglobal , LLC, an entity in which the Company had a 30% ownership interest, to the other partner in Jetglobal, LLC, BCI Aircraft Leasing. The parties executed a final agreement and settlement on April 20, 2007, which was revised on June 29, 2007. Under the terms of the final agreement and settlement, in consideration for the Company's 30% ownership interest in Jetglobal, the Company will receive title, free and clear, to five aircraft valued at $1,500,000 each. A sixth aircraft purchased from Global by Jetglobal and which had MRO work performed by HAT, was returned to the Company in satisfaction of the $1,150,000 unpaid purchase price of the aircraft. The
Company also retained a trailing interest of 18% of any amount paid Jetglobal under (i) satisfaction of the claim against the Delta Bankruptcy Estate, estimated at $622,000 and (ii) the Jetglobal claim against AFG for breach of contract.


Avolar's increasing fleet size resulted in increasing receivables due Hamilton
Aerospace. At the same time, Avolar's past due receivables increased significantly. In order to protect the Company's financial status, late in February Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar's pay-down of monies due Hamilton
Aerospace. During the second quarter, Avolar and the Company reassessed Avolar's payment plan and by the end of June 2007, Avolar had made progress reducing the amount owed Hamilton Aerospace, and was in full compliance with the terms of its new payment schedule sat September 30, 2007. Avolar has stated its intention to bring its accounts current with Hamilton Aerospace and World Jet and continue its maintenance and support agreements with both companies. However, it remains unlikely that the income and profit contributions from Avolar to Hamilton
Aerospace and World Jet in 2007 will reach the amounts previously indicated by Management.

By the end of the fourth quarter 2006 and into the first quarter 2007, the past due amounts due Hamilton Aerospace by BCI Aircraft Leasing, Inc. had also reached unacceptable levels. The parties have negotiated a settlement, which was discussed earlier, related to the transfer of certain aircraft to eliminate the Company's ownership in Jetglobal. Although BCI is presently cooperating with the Company to resolve these issues equitably, a final agreement relative to a cash payment to settle the amounts due by BCI has not at this time been reached between the companies. Management believes that the receivable amounts reflected on the financial statements, presented herein, are recoverable.

RESULTS OF OPERATIONS

As a holding company, the bulk of our day-to-day operations are currently and were as of September 30, 2007, conducted by our operating subsidiaries, HAT, which was organized on April 5, 2002 and began operations on April 15, 2002, and World Jet, which was acquired July 15, 2004, with an effective date of January
1, 2004. Our in-house aircraft trading transactions are conducted by the parent company Global Aircraft Solutions, Inc.

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

Net sales for the nine months ended September 30, 2007 decreased $7.6 million, or 25.6%, to $22 million from $29.6 million for the nine months ended September
30, 2006. This reduction took place in our maintenance and part sales segments.
Aircraft sales were $3.2 million in the first nine months of 2006 compared with $7.9 million in the first nine months of 2007. These sales tend to vary significantly on a period-to-period basis based on the particular aircraft sold as well as the time necessary to complete a transaction. For example, the 1st quarter of 2007 had only $50,000, which represented a forfeited deposit and the third quarter of 2007 had no aircraft sales.

Aircraft maintenance shows a $7.7 million decrease from the nine months ended
September 30, 2006 compared to the nine months ended June 30, 2007. This reduction in maintenance directly affected part sales by our World Jet subsidiary because HAT is their largest customer. Part sales saw a $2.4 million decrease for the same period comparison. The reduction in revenues for maintenance and part sales is firstly, a direct result of the situation created by the high unpaid balances of Avolar and BCI discussed in the liquidity section of this document. This cash shortage will be cured when sales are closed on the aircraft received in the Jetglobal settlement and as Avolar and BCI pay their outstanding balances. The second factor is our reluctance to book work to our capacity level when cash is tied up in inventory of aircraft making it difficult to supply parts and labor in a timely fashion to ongoing jobs. Marketing efforts are experiencing success in the area of aircraft sales. It is essential that the aircraft in our inventory be sold to alleviate our cash flow constraints.
Management believes that results in future periods should show a gradual and consistent recovery from what Management believes is a temporary setback in Company-wide growth.


Cost of sales consists of costs of inventory sold for World Jet, time and materials for HAT and aircraft purchase price for Global aircraft trading.
Consolidated cost of sales for the nine months ended September 30, 2007 decreased $4.8 million, or 22.7%, to $16.3 million from $21.1 million for the nine months ended September 30, 2006. Cost of sales reflects the decrease in sales for the same periods. Cost of sales for our aircraft trading segment increased $3.5 million in first nine months of 2007 over the first nine months of 2006 figure. In 2006, cost of sales included a one-time engine purchase of $687K. After the elimination of this engine charge, 2006 cost of aircraft sales is 80% of aircraft sales compared with 87% in 2007. Cost of parts sales, as a percentage of part sales, decreased from 68% for the first nine months of 2006 to 43.8% for the first nine months of 2007. This decrease of 24.2% is the result of increased sales of consignment inventories as well as, sale of parts held at lower than market cost in World Jet's inventory.

While the Company engages in various revenue-producing activities such as aircraft sales, management gauges results by looking at what historically has been the core revenue-producing activity, the sale of labor hours. In the first nine months of 2007, revenue produced from labor was $6,981,500 as compared with $12,585,379 the first nine months of 2006. This represents a decrease of 44.5%.
The comparative costs for all direct labor, including work performed by outside contractors, was $4,034,369 in the first nine months of 2007 compared with $6,973,453 for the same period in 2006. All direct labor costs were 32.8% of total maintenance sales in first nine months of 2007 compared with 23.6% in the first nine months of 2006. . All direct labor costs were 57.8% of labor sales in first nine months of 2007 compared with 54.3% in the first nine months of 2006.
The relationship between direct labor costs and direct labor revenues saw relative costs increase 3.5% from 2006 to 2007. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. Also, a substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. A sudden decrease in volume should have a negative impact due to the retention of core labor during slower periods. Management is confident that adjustments to volume changes should be made and profitability will benefit over time.

Company-wide gross profit for the nine months ended September 30, 2007 of $5.7 million was less than the same period in the prior year by $2.8 million. Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services.
Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory.

Selling, general and administrative expenses for the nine months ended September
30, 2007 as percentage of sales was 22.5%, which was 3% greater than for the same period in 2006. Sales were 26% lower in the same period and non-discretionary fixed expenses would be expected to generate an increase on a period-to-period comparative basis.

Interest expense for the Company, during the first nine months of 2007, was $877,291. Of that amount, $172,986 is billable to a customer.

Management is cautiously optimistic that our adeptness at garnering jobs with the likelihood of a high gross profit potential and our continued vigilance at holding down costs is expected to improve for the remainder of 2007. HAT's option of being selective in the work booked is due to their growing reputation for providing quality, on-budget, on-time deliveries to their customers. HAT and World Jet are experiencing success in securing new customers and securing more business from existing customers as well. Global has experienced some success in branching out into the aircraft trading arena and Management believes this segment should experience increasing growth and profits during the remainder of 2007 bolstered by sales of all or some of the six aircraft received from the wind-down of our Jetglobal partnership.

The following tables depict our pre-tax operating profit for the second quarter and first six months of 2007 and for the second quarter and first six months of 2006 on a stand-alone basis and a consolidated basis for Global, HAT and World
Jet:

First nine months of 2007
                                  Global         HAT       World Jet   Intercompany  Consolidated
                               Stand-Alone  Stand-Alone   Stand-Alone  Eliminations

Revenues                        7,900,000    12,496,798    4,838,777   (3,212,300)    22,023,275
  Less:  Cost of sales          6,846,317     9,235,561    3,381,087   (3,189,583)    16,273,382
  Less:  Expenses               1,649,686     3,124,182      968,522      (24,568)     5,012,770
Pre-tax Operating Profit (Loss)  (596,003)      890,741      489,168        1,851        737,123


3rd Quarter 2007
                                  Global         HAT       World Jet    Intercompany  Consolidated
                                Stand-Alone  Stand-Alone  Stand-Alone   Eliminations

Revenues                              ---     4,197,691    1,347,752      (925,058)     4,620,385
  Less:  Cost of sales                ---     2,876,791      865,075      (902,341)     2,839,525
  Less:  Expenses                 594,766       968,311      344,835       (23,333)     1,884,579
Pre-tax Operating Profit (Loss)  (594,766)      352,589      137,842           616       (103,719)



First nine months of 2006
                                  Global         HAT         World Jet    Intercompany  Consolidated
                                Stand-Alone  Stand-Alone    Stand-Alone   Eliminations

Revenues                         4,475,000    21,425,131     8,307,371    (4,595,773)    29,611,729
  Less:  Cost of sales           3,523,624    16,007,193     6,124,652    (4,595,773)    21,059,696
  Less:  Expenses                2,188,760     2,220,160     1,396,905                    5,805,825
Pre-tax Operating Profit (Loss) (1,237,384)    3,197,778       785,814                    2,746,208


3rd Quarter 2006
                                   Global         HAT         World Jet   Intercompany   Consolidated
                                 Stand-Alone  Stand-Alone    Stand-Alone  Eliminations

Revenues                                       7,082,547      2,144,703   (1,322,895)      7,904,355
  Less:  Cost of sales                         5,579,322      1,499,815   (1,322,895)      5,756,242
  Less:  Expenses                  853,222       730,867        408,831                    1,992,920
Pre-tax Operating Profit (Loss)   (853,222)      772,358        236,057                      155,193


                         LIQUIDITY AND CAPITAL RESOURCES


Liquidity

On December 9, 2005, Global, HAT and World Jet Corporation, ("WJ"), a wholly owned subsidiary of Global Aircraft Solutions, Inc. (collectively the "Borrowers") closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank ("M&I Bank"). The modification increased the $2.5 million operating line of credit to $5 million ("Line of Credit"); added a Guidance Line of Credit in the amount of $7 million ("Guidance Credit") solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000. The Guidance Credit portion of the agreement has expired and no longer exists. The Letter of Credit Facility expired during the second quarter of 2007 and the total amount of the Line of Credit has been amended to $4,872,000. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. At September 30, 2007 the applicable interest rate was 8.72% per annum. The Line of Credit remains secured by a first priority lien on Global's, HAT's and WJ's personal property. The term of the Line of Credit expires on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit shall be due on the expiration date.

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

The balance due of the Line of Credit at September 30, 2007 was $4,872,000. The total available credit facility is $4,872,000 at September 30, 2007 subject to the borrowing base.

As of September 30, 2007, the Company was not in compliance with certain covenants of loan agreement, as amended October 15, 2005, with M&I Bank. However, the Company is in negotiations with the M&I Bank and as part of those negotiations the Company has paid to M&I a fully earned loan fee in the amount of $5,000 and a fully earned fee for waiving the existing defaults in the amount of $10,000. See Note 15, Subsequent Events, of the Financial Statements included as part of this filing.

During the 2nd quarter of 2007, the Company entered into a short-term note agreement in the amount of $350,000 with Armando and Herminia Rios. The note specified interest at $10,000 per week. This note was paid in full in July of 2007.

On June 21, 2007, the company secured a line of credit with the Frank and Maxine Smith Family Trust in the amount of $1,000,000. The terms of the line of credit include an initial $25,000 fee, 10% of each draw-down amount as fees and simple interest on the unpaid balance at 15% per annum. The note is all due and payable November 20, 2007. John B. Sawyer is guarantor on the line of credit. At September 30, 2007 the balance of the note was $1,000,000 and interest payments were current.

On June 30, 2007, the company entered into a note agreement with Jeffrey Ervine, a related party pursuant to the GALP partnership. The principal amount of the note was $800,000 with simple interest at 12% per annum plus a fee of $80,000. The term of the note is six months.

During the second quarter of 2007, the Company received $100,000 from Raymon C. Flores ("Flores"). On July 17, 2007, the Company and Flores entered into a note for $300,000. The Company received an additional $200,000 during July 2007. The interest on the note is payable at $8,000 per week and the unsecured note is due October 27, 2007. Prior to the formal agreement on July 17, 2007, the Company had agreed to pay interest on the $100,000 received during the second quarter of 2007 at a rate of $4,000 per week. On October 31, the Company paid $200,000, plus accrued interest and the due date for the remaining balance of $100,000 was extended sixty days.

On September 6, 2007, the Company entered into a note agreement with Ardennes Value Fund, LP, a related party pursuant to the GALP partnership. The principal amount of the note was $250,000 with a $10,000 set-up fee and simple interest at 15% per annum. The note and interest due were all paid on October 16, 2007.

During 2006, Avolar's increasing fleet size resulted in increasing receivables due HAT. At the same time, Avolar's past due receivables increased significantly. In order to protect the Company's financial status, late in February Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar's pay-down of monies due HAT. The payment amount due each week on Avolar's payment schedule was reduced during the second quarter and currently Avolar is in compliance with their payment agreement. Avolar has stated its intention to bring its accounts current with HAT and World Jet and renew its maintenance and support agreements with both companies.

By the end of the fourth quarter 2006 and into the first quarter 2007 the past due amounts due Hamilton Aerospace by BCI Aircraft Leasing, Inc. had also reached unacceptable levels. The parties have negotiated a settlement, which was discussed earlier, related to the transfer of certain aircraft to eliminate the Company's ownership in Jetglobal. Although BCI is presently cooperating with the Company to resolve these issues equitably, a final agreement relative to a cash payment to settle the amounts due by BCI has not at this time been reached between the companies. Management believes that the receivable amounts reflected on the financial statements, presented herein, are recoverable. (see discussion under Liquidity section of this document)

At this time, the Company has no plans to make any significant capital expenditures for the remainder of 2007.

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

The Company is currently negotiating transactions that will liquidate our aircraft inventory. Additionally, Management is pursuing collection activities related to our outstanding receivables. Management believes that these actions will result in providing the necessary cash to satisfy our outstanding debt.

Significant changes in the Company's Balance Sheet for the first three quarters of 2007 were as follows:

     Total assets increased from $28,474,276 at December 31, 2006 to $30,841,020 at September30, 2007. Significant changes for the period were:

          Cash on hand increased $95,039.

          Accounts receivable increased $3,034,962. $1,957,692 of that amount represents a reclassification of a payment received from BCI that should have been applied to amounts due from them under the "Due from investee partner" classification.

          Due from investee partner at December 31, 2006 decreased $1,824,414 as a result of the settlement with BCI related to Jetglobal. The settlement also contributed to the $ 6,972,647 increase in inventory by adding $7,150,000 during the second quarter of 2007. Additionally, the December 31, 2006 balance in equity in net assets of and advances to affiliates of $6,063,067 became $0 as a result of the settlement transaction. (see Note 5 of the Financial Statements included as part of this filing for further details of this transaction)

          Restricted funds increased 128,894 as the result of a certificate of deposit plus interest that secures the letter of credit to TAA for rental deposit of the HAT facility.

     During the first nine months of 2007, total liabilities increased from $12,720,070 at December 31, 2006 to $13,971,086 at September 30, 2007,
     primarily due to:

          Accounts payable decreased from the December 31, 2006 balance by $2,351,916.

          Notes payable, short term increased 1,571,723 and Notes payable, related party increased $1,260,000.

          Billings in excess of costs and expenses on uncompleted contracts increased $561,618.

Cash

As of June 30, 2007 we had $199,479 in cash on hand and approximately $10,905,761 in collectible trade receivables.

Thus far in 2007, the Company has experienced a major cash deficit. Management believes that the Company's cash position will grow consistently healthier for the remainder of 2007 and that the Company will fully recover from the effects of this cash shortage. Management is basing its assessment on several factors:

     o The Company believes it will be successful, during the fourth quarters of 2007 and early part of 2008, in selling the six aircraft, received due to the termination of its partnership in Jetglobal. Management believes that a conservative estimate of cash realized from the sale of these aircraft will be in excess of $8.6 Million.

     o Avolar continues to pay down its receivable balance. Avolar representatives have recently met with the Company and indicated their desire to payoff all money due to the Company, (about $2.24 million), during the remainder of 2007.

     o Our HAT subsidiary has potentially finished work on two BCI aircraft, at BCI's request. These aircraft have been repossessed by GMAC, who plans to place them with another operator. Management has taken a firm position that all money due from BCI, (about $3.9 million), will be received prior to the departure of any BCI owned aircraft. HAT currently is in possession of these two aircraft plus one other and three engines.


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

Inventory: Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new, used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. Inventory items held for over one year are no longer classified as "inventory, non-current". All aircraft parts inventory are grouped as "Inventory and accounted under `Current Assets' category. This is based on standard aviation industry practice of showing all aircraft parts under a single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. This is a reclassification to conform with what we now believe is more appropriate. This change will not impact the current quarter results or past results of the company. Any allowance for slow moving and obsolete inventory is considered as an expense for the company.

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

Revenue from part sales is recognized when parts are shipped. All parts are shipped FOB shipping point; title passes at time of shipping and the Company has no further contractual or legal obligation to the customer upon shipping. Revenues from time and material contracts and all other ancillary services are recognized as the services are performed. Revenue from aircraft sales is recognized when the customer accepts delivery of the aircraft and/or when title is transferred.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) As of the end of the period covered by this report on Form 10-Q (the "Evaluation Date"), our Chief Executive Officer, together with HAT's President and Principal Financial and Accounting Officer, evaluated our disclosure controls and procedures, as defined in Rules 13a-14 and 15 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, these officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures allow for timely decisions regarding disclosure of material information relating to our company (including our consolidated subsidiaries) required to be included in our reports filed or submitted by us under the Exchange Act.
(b) there has not been any change in our internal controls or in other factors that are reasonably likely to affect internal controls subsequent to the date of our most recent evaluation.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There has been no change to the legal proceedings information set forth in our Quarterly report on Form 10-Q for the quarter ended September 30, 2007 and the information set forth in the Legal Proceedings Section of our Form 10-Q for the quarter ended June 30, 2007 is incorporated herein by reference. No other material legal proceedings have commenced or been terminated during the period covered by this report. To the extent that we do not have any significant changes in the legal proceedings referred to in such Quarterly Report, we have not restated the description of those proceedings. That determination not to so restate those descriptions should not be taken as a representation that we have resolved the matter or that it is no longer a contingency.


Other Matters. From time to time in the ordinary course of our business, we are also party to other legal proceedings or receive correspondence regarding potential or threatened legal proceedings. While we currently believe that the ultimate outcome of these other proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in our results of operations, legal proceedings are subject to inherent uncertainties.

ITEM 6. EXHIBITS

     (a)  Exhibits

          31.1      Certification of Principal Executive Officer, Mr. Ian Herman

          31.2      Certification of Principal Operating Officer, Mr. John B.
                    Sawyer

          31.3      Certification of Principal Accounting Officer, Ms. Patricia
                    Graham

          32.1      Certification of Mr. Ian M. Herman, Chief Executive Officer


Forms 8-K filed during the third quarter of 2007:

Issued July 9, 2007, Item 4.01, Changes in Registrant's Certifying Accountant and Item 9.01, Financial Statements and Exhibits. The exhibit was a letter from Moss Adams, LLP to the Securities & Exchange Commission.

Issued July 20, 2007, Item 5.02, Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers and Item 9.01, Financial Statements and Exhibits. The exhibits were (1) Letter from Alfredo Mason dated July 16, 2007 to Global Aircraft solutions, Inc. and (2) Letter from Alfredo Mason dated July 19, 2007 to the Securities and Exchange Commission.

Issued September 5, 2007, Item 1.01, Entry into a Material Definitive Agreement,
Item 5.02, Departure of Directors or Principal Officers; Appointment of Principal Officers; Compensatory Arrangements of Certain Officers and Item 9.01 Financial Statements and Exhibits. The exhibit were (1) Copy of Participation Agreement between Global and GALP, (2) Copy of Employment Agreement between Global Aircraft solutions, Inc. and Mr. Ian Herman, and (3) Press Release of Global Aircraft Solutions, Inc. issued September 4, 2007.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  SIGNATURE                           TITLE                          DATE

/s/ Ian Herman         Chairman of the Board of Directors,     November 12, 2007
--------------         Chief Executive Officer and Director
Ian Herman


/s/ John Sawyer        President, Chief Operating Officer      November 12, 2007
---------------        and Director
John Sawyer


/s/ Patricia Graham    Chief Accounting Officer                November 12, 2007
-------------------
Patricia Graham