Form 10-K
period 2007-12-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2008-04-14
CIK 854171

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
 For year ended December 31, 2007 Commission File No. 0-28575

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act. (Check one): Large accelerated filer [    ] Accelerated filer [    ] Non-accelerated filer [    ] Smaller reporting company [ X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

Number of shares of common Stock outstanding as of February 29, 2008 was 40,181,301. The aggregate market value of Global stock held by non-affiliates as of June 30, 2007, the last day of business of our most recently completed second fiscal quarter was $26,096,641, which is based upon a closing share price of $.84 per share as reported on the OTCBB.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Aircraft Solutions, Inc. (“Global”) and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc. ("HAT") and World Jet Corporation (“World Jet”) that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Global, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Global, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others: relating to our results of operations, competitive factors, shifts in market demand, and other risks and uncertainties (including those described under "Risk Factors" below and elsewhere in this report), that may affect our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could differ materially from those anticipated. We are not obligated, nor do we undertake the obligation, to revise these forward-looking statements to reflect future events or circumstances.

PART I

ITEM 1. BUSINESS.

Global is a public company that trades in the U.S. over-the-counter market. Our common stock is quoted on the OTC Bulletin Board under symbol GACF. Global was formed as a holding company to establish, maintain and administer the equity and debt funding of any acquired subsidiaries as well as maintain such capitalization of any subsidiaries.

Global subsidiaries include Hamilton Aerospace Technologies, Inc. (“HAT), which was organized on April 5, 2002 and World Jet Corporation, (“World Jet”), which was organized on April 22, 1997. On May 2, 2002, Global acquired newly formed HAT, a Delaware corporation, in a stock-for-stock exchange. HAT was created as a provider of aircraft maintenance, repair and overhaul (“MRO”) services to owners and operators of Transport Category commercial jet aircraft. Its customers are all aircraft operators or owners, including passenger and cargo air carriers, and aircraft leasing companies. On July 15, 2004, (effective as of January 1, 2004), Global acquired World Jet, a privately owned Nevada corporation pursuant to a stock purchase agreement whereby Global acquired 100% of the stock of World Jet for a total purchase price of $2,050,000.00 payable as follows: 1) $1,250,000.00 in cash, 2) $300,000.00 promissory not e, and 3) 1,000,000 shares of Global stock at a price of $0.50 per share as well as assuming all liabilities of World Jet. World Jet is an aircraft parts sales and aircraft parts brokerage facility servicing aircraft operators, aircraft leasing companies and MRO facilities.

On August 26, 2005, Global together with BCI Aircraft Leasing, (“BCI”), formed a joint venture Delaware limited liability company called Jetglobal, LLC, (“Jetglobal”). This was a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI was primarily responsible for the marketing aspects of Jetglobal while Global was responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. Global invested an initial amount of $1,125,000 for a 30% membership and profit interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. Pursuant to the terms of Jetglobal’s Operating Agreement, although the Company had a 30% membership interest, it was only res ponsible for 25% of the costs and expenses associated with Jetglobal During 2007, the Company transferred its ownership interest in Jetglobal to BCI Aircraft Leasing in consideration for aircraft inventory and trailing interest in certain Jetglobal claims against third parties. The Company and BCI executed a final agreement and a settlement on April 20, 2007, and revised  it on June 29, 2007. The terms of the final agreement with BCI did not result in any impairment to the company.

During 2006, the Company formed a Mexican corporation, Hamilton Aerospace Mexico, S. A. de C.V. for the purpose of satisfying the Mexican government requirements associated with HAT’s Tijuana operation and the servicing of Mexican airline, Avolar Aerolineas.

Global Aircraft Leasing Partners, LLC, a Delaware limited liability company, (“GALP”), is a start-up aircraft-leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. On September 4, 2007, the Company and GALP entered into an agreement that calls for the company assuming a 40% equity interest in GALP, effective October 1, 2007. Notwithstanding the effective date of the agreement, the parties have agreed that in return for marketing and technical support provided to GALP to date, the Company will be entitled to a commission equal to 40% of the net profits earned on all transactions entered into by GALP from the date of its inception through October 1, 2007. Under the terms of the agreement, in consideration for its 40% equity participation in GALP, the company will make a one time capital contribution of $40, 000. As further consideration the Company will provide to GALP ongoing technical support to facilitate GALP’s commercial aircraft purchasing, leasing and sales activities. All technical services provided to GALP by HAT and World Jet will be billed at company-standard rates. The Company has made $20,000 in capital contribution as of December 31, 2007. Final agreement relative to operations has not yet been finalized and Global has no equity participation in GALP for the year ended December 31, 2007. Global will not be required to invest capital in aircraft acquired by GALP, and all debt assumed by GALP as a result of aircraft acquisitions will be non-recourse with respect to the Company. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities.

During the year ended December 31, 2007, 68% of the Company’s operations were conducted by two operating subsidiaries: HAT which accounted for approximately 60% of the Company’s revenue and Word Jet which accounted for approximately 8% of the Company’s revenue. The Company’s share of Jetglobal 2007 net income was $214,800. Global contributed 32% of the Company’s revenue through its aircraft-trading activity.

HAMILTON AEROPSACE TECHNOLOGIES, INC.

HAT is an aircraft repair station, licensed by the Federal Aviation Administration (FAA) and by the European Aviation Safety Agency (EASA), and is known as an "Air Agency" in FAA parlance. Its MRO services include maintenance, repair, overhaul and modification services for narrow-body Transport Category aircraft, repair and overhaul services on a wide range of aircraft components and aircraft interiors. Our major modification services include the conversion of passenger aircraft to freighter configuration and technical support for third party modification programs.

While the airlines and large leasing operators get the lion's share of attention, aircraft repair stations, such as HAT, occupy a truly pivotal role for the following reasons:

First, no modification, service or repair can be made to any aircraft, nor can any parts be installed, inspected or certified, except by FAA-certified maintenance facilities including repair stations.

Second, aircraft require regular inspection and maintenance in accordance with FAA regulations and must regularly visit FAA-certified maintenance facilities including repair stations.

Third, most operators must as a matter of economics rely on repair stations to obtain parts for them, and many operators rely on repair stations entirely to manage their parts usage and even their line fleet.

Fourth, when operator customers have parts inventories to be disposed of or planes to be torn down and parted out, repair stations are often called upon to do the work and find buyers for the parts.

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

When economic factors adversely affect the airline industry, they tend to reduce the overall demand for aircraft maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business within the industry. Additionally, the price of fuel affects the aircraft maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our aircraft maintenance and repair business, become less viable as the price of fuel increases. We cannot assure you that economic and other factors that have affected the airline market in the past and may affect the airline industry in the future will not adversely impact our business, financial condition or results of operations. However, since inception, HAT has aggressively increased its market share by focusing on quality service, turn ar ound time and breadth of services offered.

MRO Services

HAT is a full service aviation maintenance and modification repair facility that primarily performs heavy maintenance and component overhaul of large narrow body jets, such as the Boeing 727, 737, 757, DC9 and MD80 series aircraft. HAT provides airport terminal “turn around” maintenance for most of the airlines operating into Tucson International Airport. Below is a brief description of HAT’s core services:

  Routine minor and major maintenance (phase checks A, B, C and D)
  Line maintenance for carriers landing and taking off from Tucson
  International Airport Corrosion control and prevention programs
  Structural inspections
  Avionic upgrades and modifications
  Interior reconfiguration and refurbishment
  Strip and paint services to operators' livery requirements
  Comprehensive systems and structural modifications
  Flight test support
  Component overhaul
  Installation of stage 3 hush-kits (Fed Ex, Raisbeck, ABX, Nordam and Av Aero)

Regulatory Oversight

Regulation

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

HAT holds FAA Air Agency Certificate #HOCR426X ("FAA Certificate") as an authorized and approved FAA repair station, which permits HAT to service narrow body large commercial jet aircraft. This certificate grants HAT the following ratings: Instrument, Accessory, Limited Airframe, and Limited Engine for the following aircraft (with certain limitations for each rating and aircraft):

RATING	MANUFACTURER	MAKE/MODEL

Airframe	Boeing	B-727-100-200 – All series
	Boeing	B-737-100-200-300-400-500 – All series
	Boeing	B-757 – All series, Limited
	Douglas	DC-8 – All series
	Douglas	DC-9 – All series

	McDonnell Douglas	MD – 80 – All series

Power Plant	Pratt & Whitney	JT – 3D
	Pratt & Whitney	JT – 8D
	General Electric	CFM –56

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

HAT also holds an equivalent certificate in the European Economic Community. Without the EASA certificate, HAT would not be allowed to work on aircraft that operate in European Economic Community ("EEC") airspace.

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

Aircraft Heavy Maintenance and Repair

Maintenance and repairs for narrow body commercial jet aircraft constitutes HAT's core business. These services include simple repairs and servicing, heavy maintenance referred to as a "C-check" and complete overhaul referred to as a "D-check." In addition, HAT performs major configuration changes of commercial aircraft, such as interior reconfiguration and conversion from passenger service to cargo service. Each airline operator has a governmental-approved and mandated maintenance schedule for each of its commercial aircraft on the line. Certain maintenance is typically performed by the operator's maintenance personnel (for example, daily line checks), while other, more substantial maintenance can be self-performed or contracted out to certified repair stations.

HAT provides services for each aircraft under a Maintenance and Service Agreement (MSA) with each operator. These contracts are generally fixed-price labor-only, with a cap on hours expended on unforeseen repairs. Parts are either provided by the operator or can be procured by HAT and resold to the operator. Delivery of the aircraft to and from HAT's facility are at the operator’s cost and risk, and HAT requires each operator to execute a Final Acceptance and Release which acknowledges that the services have been performed properly, that the commercial aircraft is airworthy, and which, apart from contractual warrantees, releases HAT from any financial or legal responsibility with respect to the aircraft and services. With certain long-term customers HAT has entered in to a General Terms Agreement, which is an umbrella agreement that covers the general framework for all services HAT expects to render to the customer.

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

Modification Services

HAT modification services include passenger to cargo conversions, engine noise suppression, power plant retrofits, and avionics upgrades to the latest in navigation, communication, and digital technology. HAT also provides interior replacement and refurbishment services as well variety of custom seating arrangements to meet operators' requirements, including all types of commercial configurations and special purpose interiors for sports teams, humanitarian missions or VIP aircraft.

HAT plans to opportunistically grow its modification services. However, HAT intends at this time to concentrate its business-building efforts on its primary maintenance services.

Market

Narrow body commercial airliners (Boeing 727s, 737s, 757s, DC9s, MD80s) are HAT’s primary market for selling aircraft maintenance, repair, and component overhaul services. Major commercial airlines, lower-tier airlines, package carriers, and charter operators operate these aircraft. The summer 2007 edition of MRO Management cites the industry consultancy 2007 AeroStrategy Annual Industry Forecast as projecting 3.6% annual MRO growth over the ten years from 2006 to 2016 rising from $41 billion to $58 billion, respectively. Of those numbers 14% is classified aircraft heavy maintenance, 21% modifications, 21% line maintenance, 21% component maintenance and 35% engine maintenance. HAT’s target market of specific narrow body commercial jet aircraft constitutes an estimated 25% of the worldwide commercial aircraft maintenance market. Due to the relatively small portion of its revenues that come from activities other than its core MRO services, HAT has not examined the markets for those other activities.

Customers and Revenue Streams

When it was first launched, HAT concentrated its marketing efforts on so-called "Tier 2" operators of older, narrow-body commercial jets, particularly Boeing 727 aircraft. HAT has expanded those efforts and now pursues both Tier 1 and Tier 2 narrow-body operators of 727, 737, 757, MD80 and DC9 aircraft.

HAT's customers include: BCI Aircraft Leasing (22%), an aircraft leasing company; Global Aircraft Leasing Partners (25%); Avolar Aerolineas, S.A. de C. .V (13%), a Mexican airline; Enterprise Aviation (5.2%); P ratt and Whitney (3.8%); United Breweries Holding, Ltd. (5.0%); ART Portfolio (3.7%); Pegasus Aviation (1.9%), a large aircraft leasing company and long-time Hamilton Aviation customer; as well as a number of smaller customers. HAT also does line maintenance at Tucson International Airport for Alaska Airlines, American Airlines, Contintental Airlines, Delta Airlines, Frontier Ai rlines, Jet Blue Airlines, Northwest Airlines and United Airlines. HAT is working to increase and diversify its customer base and expects to sign more maintenance contracts.

Ancillary Activities and Services

In addition to its core maintenance, repair, component overhaul and modification services, HAT opportunistically generates additional income from the following revenue sources encountered in the course of the company's day-to-day business activities:

  Distress purchases: HAT is able to buy planes and parts at pennies on the dollar, re-certify parts, engines and airframes and resell them at a profit.
  Parts Sales: HAT generates revenue on all parts it installs in customer aircraft.
  Commission Sales: HAT buys parts on request for customers that don't maintain parts inventory and charges a commission for that service.
  Aircraft storage: HAT offers environmentally favorable aircraft storage to aircraft operators and has some 40 aircraft parked on its ramp for which the customers are paying both tarmac space rental and storage maintenance labor and components charges. Because it costs tens of thousands of dollars to fly them to another comparable facility, most of these aircraft will be returned to service at a cost of hundreds of thousands of dollars each in new work for HAT.
  Inspection and Certification: HAT charges a service to inspect and to re-certify parts, engines and airframes for customers.
  Aircraft Sales and Leasing Commissions: HAT takes full advantage of its position as a maintenance provider to earn commissions on aircraft sales or leases.
  Aircraft Ferry and Flight Crew Services: HAT offers aircraft ferry service and flight crew operations, to shuttle aircraft for maintenance or repositioning. Contract crews are used in order not to create additional overhead.

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
  Optimize the Company’s debt and capital structure.
  Cautiously build Company value through the strategic exploitation of synergistic arbitrage and acquisition opportunities.

Marketing Strategies

HAT has identified maintenance and modification of the Boeing 727, 737 and 757 and the DC-9/MD80 jet aircraft as its major target markets through at least 2008. Although aircraft maintenance is a multi-billion dollar annual industry, in many ways it is a very tightly knit community in which many key players are well known to one another. As a result, there exists a surprisingly efficient flow of information throughout the industry that makes a company's reputation by far its most important marketing asset.

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

Global regularly provides press releases on major jobs and provides interviews for trade journals as a method for maintaining visibility in the industry. Global also maintains a web site that describes its facilities, personnel and capabilities at http://www.globalaircraftsolutions.com.

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

In the local area, HAT's major competitor for narrow-body aircraft maintenance work is Evergreen Air Center, which is located in Marana, Arizona and employs approximately 500 people. Evergreen Air Center services Evergreen Airline's fleet of Boeing 747 and McDonnell Douglas DC-9 commercial aircraft and provides services to outside customers. Nationally, HAT competes in the narrow-body segment of the market with Tramco, owned by Goodrich Corporation and located in Seattle, Washington; AAR Group, Inc., located in Oklahoma City, Oklahoma; Mobile Aerospace, located in Mobile, Alabama; Timco, located in Greensboro, North Carolina, Macon, Georgia and Lake City, Florida; and FlightStar, located in Jacksonville, Florida. Internationally, HAT competes with Coopesa, located in San Jose, Costa Rica and Aeromar, part of the Taca Groupa, located in San Salvador, El Salvador.

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

Business Development Strategies

As described in Operations Strategies above, Management is, for the foreseeable future, taking a conservative approach to growing the core aircraft maintenance services business and is focusing aggressively on seeking to increase operating profit margins and customer satisfaction. In practical terms, this translates into annual sales revenue growth rates of no more than 20% in the Company’s core aircraft maintenance business and greater management focus on growing the less labor-intensive and higher-margin aircraft trading and aircraft parts sales segments of the Company. Our goal is a growth rate in both the aircraft trading and parts sales side of the business in the range of at least 10% to 25% per year over at least the next two years.

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

The large aircraft repair business is highly competitive. Revenues are sensitive to adverse changes in the air carrier business. The heavily regulated airline industry, however, requires scheduled maintenance and repair services irrespective of industry economics, thus providing a reasonably steady market for HAT's services and for World Jet’s parts. HAT competes principally on the high quality of its services, its price competitiveness due to its location in the Southwest with its dry, mild climate and ability to do many MRO projects outdoors, and the low cost of its Tucson facility. World Jet competes on parts availability, time of delivery, and competitive pricing.

Employees and Employment

At December 31, 2007, a total of approximately 112 employees were employed by HAT, 20 of which performed administrative functions. World Jet had approximately 20 employees consisting of sales staff and administrative personnel. Global had a staff of 6.

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

Based upon the available talent pool, Global, World Jet, and HAT believe that their needs for labor will be addressed in the future. This includes the key technical positions that require licensure by the FAA. The Company does not expect that identifying; attracting and retaining qualified personnel in any of the key areas will be difficult.

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

Industry Overview

As is the case in most industries, the aviation industry is cyclical in nature. Historical evidence suggests that the typical business cycle in the aviation industry has duration of approximately 10 years peak to peak. The recession in the aviation industry which was triggered by terrorist activity seems to have bottomed out and the industry is rebounding evidenced by a SpeedNews report that the past two years shows the first consecutive years profit for U.S. Airlines since 1999-2000. We believe that the following trends are currently affecting the aviation industry and our operations in particular:

National Economy

The national economy appears to be trending towards recession. If this trend continues, then within two years or less, it will materially effect our business, with aircraft being withdrawn from service by the major airlines and becoming available in the secondary market. This gives rise to potential opportunity for the Company, in both aircraft trading and heavy maintenance return-to-service work.

Growth in the Market for Aircraft MRO Services

The summer 2007 edition of MRO Management cites the industry consultancy 2007 AeroStrategy Annual Industry Forecast as projecting 3.6% annual MRO growth over the ten years from 2006 to 2016 rising from $41 billion to $58 billion, respectively. Of those numbers 14% is classified aircraft heavy maintenance, 21% modifications, 21% line maintenance, 21% component maintenance and 35% engine maintenance. HAT’s target market of specific narrow body commercial jet aircraft constitutes an estimated 25% of the worldwide commercial aircraft maintenance market.

We anticipate that these factors will in the long term increase the demand for maintenance and repair services. Based on this and other data, HAT estimates the worldwide market for MRO services in 2008 at over $40 billion annually and that approximately $5 billion of that amount will be provided in North America. We believe airlines perform approximately well over half of the North American services and that the balance is performed by independent facilities such as HAT.

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

Emphasis on Quality

The FAA and EASA license our MRO facility. We emphasize quality and on-time delivery to our customers. We are focused on meeting and exceeding FAA and EASA requirements. As industry, regulatory and public awareness have focused on safety, our ability to meet and exceed these requirements on a consistent basis has become important to customers.

ITEM 1A. RISK FACTORS

In addition to the other information contained in or incorporated by reference into this Form 10-K, you should carefully consider the following risk factors and other information contained in this report.

Problems in the Airline Industry

Problems in the airline industry could adversely affect our business. Since our customers consist primarily of passenger and cargo air carriers and aircraft leasing companies, the threat of terrorist activities continues to adversely impact the airline industry and consequently adversely impact our business. However, it does affect our business to a much lesser extent than it affects MRO firms that rely heavily on major airlines for business. When economic factors adversely affect the airline industry, they tend to reduce the overall demand for maintenance and repair services, causing downward pressure on pricing and increasing the credit risks associated with doing business with airlines. We cannot assure you that economic and other factors, which may affect the airline industry, will not adversely impact our business, financial condition or results of operations. Such adverse effects in the airline industry, can also adversely affect our aircraft parts sales business conducted by our wholly owned subsidiary, World Jet. Any event or occurrence that adversely impacts the aircraft maintenance industry will also adversely impact the aircraft parts sales industry because aircraft parts sales are directly related to the demand for maintenance of aircraft.

Increasing Cost of Jet Fuel

The trend in the market towards increasing jet fuel prices may adversely affect our business. The price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our maintenance and repair services business, become less viable as the price of fuel increases.

Terrorist Attacks

The continuing threat of terrorism has had a negative impact on the airline industry in general, and thereby indirectly on us. Factors arising (directly or indirectly) from these terrorist attacks which could affect our business may include: (i) the impact of these terrorist attacks and the impact in declines in air travel as a result of these terrorist attacks on the financial condition of one or more of our airline customers, (ii) possible increases in jet fuel prices as a result of events relating to these terrorist attacks, (iii) potential reductions in the need for aircraft maintenance due to declines in airline travel and cargo business and (iv) the adverse effect these terrorist attacks, or future events arising as a result of these terrorist attacks, on the economy in general.

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

Dependence on a Small Number of Customers

For the year ended December 31, 2007, our largest continuing customer accounted for 46.5% of our revenue. Three customers accounted for 76.9% or our revenue. These results were impacted by a one-time aircraft sale to one customer of $7.85 million, which represents 31.7% of revenue. We recognize that any customer concentration creates risks and efforts are continually being made to broaden and strengthen our customer base. While the relative significance of customers varies from period to period, the loss of, or significant curtailments of purchase of our services by, one or more of our significant customers at any time could adversely affect our revenue and cash flow. The customers upon whom the Company subsidiaries relied for 10% or more of their revenue during the year ending December 31, 2007 are as follows:

HAT		WORLD JET
Customer	Percentage of Revenue	Customer	Percentage of Revenue

BCI Aircraft Leasing, Inc.	30.4%	HAT	60.4%
GALP	24.6%	Total Aircraft Support	1.9%

HAT was World Jet’s largest customer for the year ended December 31, 2007, accounting for 60.4% of World Jet’s revenue. Since HAT and World Jet now operate as wholly owned subsidiaries of Global, any significant adverse events that affect HAT and Global will also adversely impact World Jet. Likewise, any significant curtailment in purchases of aircraft parts by one or more of World Jet’s significant customers could adversely affect World Jet’s revenues and cash flow.

Inability to collect significant accounts receivable

During 2006, Avolar’s increasing fleet size resulted in increasing receivables due HAT. At the same time, Avolar’s past due receivables increased significantly. In order to protect the Company’s financial status, in February 2006 Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar’s pay-down of monies due HAT. By the end of 2007, Avolar had made progress reducing the amount owed HAT, but Avolar is not in full compliance with the terms of its payment schedule agreed to with HAT. Avolar has stated its intention to bring its accounts current with HAT and World Jet and renew its maintenance and support agreements with both companies.

By the end of the fourth quarter 2006 and into the first quarter 2007 the past due amounts due HAT by BCI Aircraft Leasing, Inc. had also reached unacceptable levels. Additionally, BCI had failed to provide information legally demanded by the Company regarding the financial results of its joint venture with BCI, Jetglobal. On April 20, 2007 the Company entered into a settlement agreement with Jetglobal and BCI wherein in consideration for the Company’s 30% ownership interest in Jetglobal, the Company received title, free and clear, to five aircraft valued at $1,500,000 each. A sixth aircraft purchased from Global by Jetglobal, and which had MRO work performed by HAT, was returned to the Company in satisfaction of money due to the Company, $1,150,000 for that particular aircraft. The Company also retains a trailing interest of 18% of any amount paid Jetglobal under (i) satisfaction of the claim against Delta and (ii) the Jetg lobal claim against AFG for breach of contract.

Lease of Property

Global’s wholly owned subsidiary, HAT, is currently conducting operations on leased property at the Tucson International Airport, (“TIA”). Currently, World Jet is also occupying space under this same lease. The lease is a one-year lease commencing March 1, 2005 and permits HAT to apply for two additional one-year options. We are in the second year of additional two years of option to renew. The rent has been paid current to date. TIA is implementing a Master Plan for airport development, which precludes issuing a long-term lease to HAT, but should not affect HAT’s facilities for at least five years. Until HAT possesses a long-term lease there remains a risk that HAT will have to relocate operations, which could have an adverse impact on HAT’s operations.

Risk of Operating in One Location

During 2007, Global conducted more than 68% of its operations through its two wholly owned subsidiaries, HAT and World Jet. HAT has been located at 6901 South Park Avenue, Tucson, Arizona since its inception. During the fourth quarter of 2006, World Jet relocated its sales offices to facilities at this HAT site. World Jet serves as HAT’s parts supply facility for aircraft parts and stores its inventory at 7001 South Park Avenue, Tucson, Arizona. During 2007, World Jet accounted for 8% of Global’s total revenue. The repair and maintenance operation of HAT comprised 60% of Global’s revenue. By having only one location for aircraft repair and maintenance for HAT and sales offices for World Jet both are at risk of temporary or permanent cessation of all operations should they encounter an event which renders the facility unusable for any period of time or either encounters any issues or problems related to the use of t he facility at this location.

World Jet stores its inventory in only one location in Tucson, Arizona at 7001 South Park. Cessation of operation at this location due to events, which render the facility unusable for any period of time or any damage to or destruction of this facility and/or the inventory, will also adversely impact the Company.

Reliance on Executive Officers and Key Employees

Our continued success depends significantly upon the services of our executive officers and upon our ability to attract and retain qualified personnel in all of our operations. While we have issued employment agreements with each of our executive officers and certain of our key employees, most of our employees are employed on an at-will basis. The loss of one or more of our executive officers and of a significant number of our other employees without capable replacements could materially adversely affect our business, financial condition or results of operations.

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

Product Liability

Our business exposes us to possible claims for personal injury or death, which may result from the failure of an aircraft or an aircraft part repaired or maintained by us or from our negligence in the repair or maintenance of an aircraft or an aircraft part. While the Company maintains what we believe to be adequate liability insurance to protect us from claims of this type, we cannot assure you that claims will not arise in the future or that our insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any liability of this type not covered by insurance could materially adversely affect our business, financial condition, results of operations or our ability to continue as a going concern.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS. None.

ITEM 2.    PROPERTIES.

The principal executive offices for Global are located at 6901 South Park Avenue, currently some executive offices are now at 6451 South Country Club Road, Suite 111 about one mile from the HAT and World Jet operational areas. The principal executive offices for HAT and World Jet are located at the HAT hangar facilities in Tucson, Arizona at Tucson International Airport. This favorable location provides 360 days of sunshine per year together with extremely low humidity year round. These facilities are situated on the northwest ramp on 22 acres of concrete within the airport proper and are patrolled by the Tucson Airport Authority police force. HAT leases these facilities at a rental rate of $25,650 per month.

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

The smaller hangar is 100’ clear span by 100’ deep (10,000 sq. ft.) with 2,000 square feet of office space on the north side and another 4,000 square feet of enclosed space on the south. Offices for HAT production planning and control operations are in this area, as is engineering, the welding shop, receiving, materials and purchasing departments. The two hangars face each other at a distance of approximately 220 feet. Numerous mobile offices have been added to provide additional space for HAT and World Jet administrative and customer representative offices.

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

ITEM 3.    LEGAL PROCEEDINGS.

Global

As Plaintiff:

On June 29, 2004, the Company initiated a lawsuit against Corwin Foster and Jane Doe Foster, husband and wife, and Seajay Holdings, LLC a Michigan Limited Liability Company (the “Defendants”) in the United States District Court for the District of Arizona requesting entry of a judgment for the return of 1,500,000 shares of common stock. Global and HAT have asserted claims that Corwin Foster (who is the sole shareholder and president of Seajay Holdings) and Seajay Holdings acquired 1,500,000 shares of common stock of Global as part of a Stock Exchange Agreement without consideration for the receipt of such common stock. The Company is pursuing the return of these shares. This lawsuit emanates from a stock exchange agreement of April 2002 whereby Old Mission Assessment (“OMAC”) agreed to provide HAT financing and capital for its newly established business. OMAC and its officers Corwin Foster and others, entered into two debenture related agreements on April 15, 2002 whereby OMAC agreed to pay to HAT the sum of $1,500,000 under each debenture agreement on or before July 15, 2002. In consideration of this agreement HAT agreed to provide to various investing parties, including Corwin Foster’s entity Seajay Holdings, shares of stock of HAT. On May 2, 2002, Global acquired HAT in a stock exchange thereby entitling the investing parties, including Corwin Foster’s entity Seajay Holdings, to Global stock in consideration for the $3,000,000 investment. Seajay Holdings acquired 1,500,000 shares of common stock of Global pursuant to this transaction. Although Global stock was issued to the investors, including Corwin Foster’s entity Seajay Holdings, HAT/Global only received $400,535 of the agreed upon $3,000,000 to be paid pursuant to the debenture agreements. Since payment in full was never received by Global for the shares of common stock issued as consideration for the debenture agreements, Global was able t o secure the return of all common stock issued in connection with the debenture agreements except the 1,500,000 shares of common stock issued to Corwin Foster’s entity Seajay Holdings. Global agreed to return the $400,535 of the agreed upon $3,000,000 received pursuant to the debenture agreements. This sum was released from escrow and paid to United Pay Phone, an investor in OMAC, pursuant to an agreed upon order of the court.

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

Global’s Motion for Summary Judgment was dismissed in June 2007 and the matter is expected to proceed to trial in early 2008.

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

The $60,000 claim was paid by Falcon Air to Petro Energy on June 20, 2007.

During February 2008, HAT agreed to pay $179,277 for full and final settlement of the fuel claim and the $17.5 million claim for fuel services provided to Avolar was withdrawn and dismissed with prejudice.

In re Falcon Air Express, Inc. United States Bankruptcy Court, Southern District of Florida wherein the Trustee of the Bankruptcy Court has asserted a preference under Section 547 of the Bankruptcy Code against HAT in the amount of $682,931 for payments received by HAT within 90 days of the Debtor Falcon filing for Bankruptcy under Chapter 11 of the Bankruptcy Code. HAT has asserted an exception to application of any preference as follows:

a)	Exception to preferences under Section 547 (c) (1) – Transfer was made to be a contemporaneous exchange for new value;
b)	Exception to preferences under Section 547 (c) (2) – Payments made in the ordinary course of business; and
c)	Exception to preferences under Section 547 (c) (4) – Extension of new credit to the debtor, the value of which offsets any preference claim.

This matter is currently pending discovery. HAT As Plaintiff:

On November 13,2006, HAT commenced a civil action in the Superior Court of Arizona against Admiral Merchants Motor Freight, Inc., vital Express, et al, to recover damages to an aircraft engine that the defendants were contracted to transport from HAT’s maintenance facility in Tucson to a facility in Vancouver, B.C. HAT is alleging that the Defendants did not properly secure the engine during transport, thereby causing damage to the engine which resulted in approximately $588,127.00 in damages to HAT. The claim has been removed to the Federal District Court in Arizona and is currently pending discovery. A settlement agreement was reached in this matter in February 2008. The agreement stipulates that the Company will receive $200,000 within 30 days of said settlement. (See Subsequent Events in the Notes to the Financial Statements included in this filing).

World Jet World Jet is not involved in any material legal proceedings.

There is no pending or threatened governmental or regulatory action against Global or any of its subsidiaries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders during the fourth quarter of the year ended December 31, 2007.

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

		HIGH	LOW
2007
	First Quarter	$1.15	$0.54
	Second Quarter	$0.85	$0.54
	Third Quarter	$0.85	$0.70
	Fourth Quarter	$0.74	$0.32

2006
	First Quarter	$1.73	$1.37
	Second Quarter	$1.66	$1.15
	Third Quarter	$1.41	$0.98
	Fourth Quarter	$1.18	$0.93

Impact of Being an OTC Bulletin Board Stock

Global’s common stock is quoted on the OTC Bulletin Board and is traded in the over-the-counter markets. As long as the price of our common shares is under $5.00, we may at any time be subject to the "penny stock" provisions of the Exchange Act and applicable SEC rules. In that event, our common stock will be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For transactions covered by the penny stock rules, the broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the SEC. So long as Global's common shares are considered "penny stocks", many brokers will be reluctant or will refuse to effect transactions in Global's shares, and many lending institutions will not permit the use of penny stocks as collateral for any loans. This could have an adverse effect on the liquidity of our common stock.

Our Common Stock is Thinly Traded and Our Stock Price May be More Volatile than the Market in General

Because our common stock is thinly traded, its market price may fluctuate significantly more than the stock market in general or the stock prices of similar companies, which are exchanged, listed or quoted on NASDAQ. Our public float is approximately 31,259,930 shares, thus our common stock will be less liquid than the stock of companies with broader public ownership, and, as a result, the trading prices for our common stock may be more volatile. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger.

Holders

Global had approximately 62 shareholders of record as of December 31, 2007, which number does not include shareholders whose shares are held in street or nominee names. We believe there are at least 500 beneficial holders of our common stock.

Dividends

Since becoming a public company in September of 1997, Global has never paid a dividend and does not expect to pay a cash dividend upon its capital stock in the foreseeable future. Payment of dividends in the future will depend on our earnings (if any) and our cash requirements at that time, but we expect to retain earnings for business expansion over the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

On May 31, 2004, the shareholders authorized the issuance of 9,600,000 shares of common stock pursuant to a private placement to accredited investor Barron Partners, LP as well as the issuance of two (2) warrants to Barron Partners, LP representing 7,200,000 underlying shares of common stock each; one warrant with an exercise price of $.68 per share and the second warrant having an exercise price of $1.36 per share. On or about July 27, 2005, Barron Partners, LP received 7,200,000 shares of common stock pursuant to the exercise of the $.68 warrant. Barron Partners, LP continues to hold the remaining $1.36 warrant with 7,200,000 underlying shares of common stock. In connection with this private placement to Barron Partners, LP, the Company also issued three (3) warrants pursuant to a private placement to accredited investor to JG Capital, Inc. representing 1,800,000 total underlying shares of common stock; one warrant with an exer cise price of $.34 per share for 720,000 underlying shares of common stock; the second warrant having an exercise price of $.68 with 540,000 underlying shares of common stock; and the third warrant having an exercise price of $1.36 with

540,000 underlying shares of common stock. However, all three warrants contain a cashless exercise feature entitling the holder thereof to a discounted number of shares should such cashless exercise feature be implemented. On or about September 20, 2005, JG Capital, Inc. exercised 501,000 of 720,000 shares of common stock underlying the $.34 warrant on a cashless basis and received a discounted share issuance of 399,000 shares of common stock and a new $.34 warrant with 219,000 underlying shares of common stock. On or about May 9, 2006, JG Capital exercised the balance of shares underlying this $.34 warrant again on a cashless basis and received a discounted share issuance of 165,814 shares of common stock. In issuing these shares of common stock and the shares of common stock underlying the warrants, the Company relied upon Section 4(2) of Securities Act of 1933, as amended (the "Act"). The Company issued the 9,600,000 shares of common stock and the warrants representing 16,200,000 underlying shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506.

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

On August 15, 2004, the shareholders authorized the issuance of 2,115,386 shares of common stock pursuant to a private placement to accredited investors, Alpha Capital, Stonestreet, Whalehaven and Greenwich as well as the issuance of the following shares of common stock underlying warrants: (i) Alpha Capital – 625,000 shares of common stock underlying a $1.00 warrant and 625,000 shares of common stock underlying a $1.36 warrant; (ii) Stonestreet – 192,308 shares of common stock underlying a $1.00 warrant and 192,308 shares of common stock underlying a $1.36 warrant; (iii) Whalehaven – 144,231 shares of common stock underlying a $1.00 warrant and 144,231 shares of common stock underlying a $1.36 warrant; (iv) Greenwich – 96,154 shares of common stock underlying a $1.00 warrant and 96,154 shares of common stock underlying a $1.36 warrant. (Greenwich having exercised the $1.00 warrant on or about March 30, 2006); (v) JG Capital, Inc. – 95,192 shares of common stock underlying a $.52 warrant, 47,597 shares of common stock underlying a $1.00 warrant, and 47,597 shares of common stock underlying a $1.36 warrant; (vi) Heza Holdings – 31,731 shares of common stock underlying a shares of common stock underlying a $.52 warrant, 15,865 shares of common stock underlying a $1.00 warrant, and 15,865 shares of common stock underlying a $1.36 warrant. (Heza Holdings having exercised the $.52 warrant on a cashless basis thereby receiving a discounted share issuance of 21,017 shares of common stock on or about December 27, 2005); and (vii) Grushko & Mittman PC – 31,731 shares of common stock underlying a shares of common stock underlying a $.52 warrant, 15,865 shares of common stock underlying a $1.00 warrant, and 15,865 shares of common stock underlying a $1.36 warrant. (Grushko & Mittman having exercised the $.52 warrant on a cashless basis thereby receiving a discounted share issuance of 22,812 shares of common stock on or about September 14, 2005). In issuing these shares of common stock and the shares of common stock underlying the warrants, the Company relied upon Section 4(2) of Securities Act of 1933, as amended (the "Act"). The Company issued the 2,115,386 shares of common stock and the warrants representing 2,354,954 underlying shares of common stock pursuant to an exemption from registration under Regulation D, Rule 506.

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

Under the Securities Act of 1933, all sales of an issuer’s securities or by a shareholder, must either be made (i) pursuant to an effective registration statement filed with the SEC, or (ii) pursuant to an exemption from the registration requirements under the 1933 Act.

Rule 144 under the 1933 Act sets forth conditions which if satisfied, permit persons holding control securities (affiliated shareholders, i.e., officers, directors or holders of at least ten percent of the outstanding shares) or restricted securities (non-affiliated shareholders) to sell such securities publicly without registration. Rule 144 sets forth a holding period for restricted securities to establish that the holder did not purchase such securities with a view to distribute. Under Rule 144, several provisions must be met with respect to the sales of control securities at any time and sales of restricted securities held between one and two years. The following is a summary of the provisions of Rule 144: (a) Rule 144 is available only if the issuer is current in its filings under the Securities an Exchange Act of 1934. Such filings include, but are not limited to, the issuer's quarterly reports and annual reports; (b) Rule 144 allows resale of restricted and control securities after a one year hold period, subjected to certain volume limitations, and resales by non-affiliates holders without limitations after two years; ( c ) The sales of securities made under Rule 144 during any three-month period are limited to the greater of: (i) 1% of theoutstanding common stock of the issuer; or (ii) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC. As a small business issuer, the volume limitation set forth at (c) (i) above would apply.

or (ii) the average weekly reported trading volume in the outstanding common stock reported on all securities exchanges during the four calendar weeks preceding the filing of the required notice of the sale under Rule 144 with the SEC. As a small business issuer, the volume limitation set forth at (c) (i) above would apply.

All shares of common stock and shares of common stock underlying the warrants listed in the transactions set forth above became registered pursuant to our registration statement with was declared effective by the SEC on February 9, 2006.

Equity Compensation Plan Information

Plan Category	Number of securities to be	Weighted average exercise	Number of securities
	issued upon exercise of	price of outstanding options,	remaining available for
	outstanding options, warrants	warrants and rights	future issuance
	and rights

	(a)	(b)	( c)

Equity compensation plans	0	$.000	0
approved by security
holders

Equity compensation plans	940,000	$.207	1,967,500
not approved by security
holders (2)

Total	940,000	$.207	1,967,500

NOTE: The following plans have not been approved by the shareholders however, under our by-laws the directors are empowered to issue options and shares under the plans. The 2002 Compensatory Stock Option Plan permits the issuance of options for compensatory purposes to persons who are employees (as defined in the plan) or directors of the Company, entitling them to purchase common shares of the Company. An aggregate of 3,000,000 shares are available for purchase under the plan. The 2003 Employee Stock Compensation Plan permits the issuance of an aggregate of 5,000,000 common shares of the Company options for compensatory purposes to person who are employees (as defined in the plan) or directors of the Company, excluding shares already issued there under. Details of these plans may be found at Note 10 in the footnotes to the audited financial statements included as part of this report.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

During 2007, revenues were $24,743,501which represents a decrease of 28.4% from 2006’s figure of $34,542.195. Revenues for 2006 decreased 16.2% from 2005’s figure of $41,228,648. The Company had a net loss of $3 million in 2007, net income of $.826 million in 2006 and net income of $3.123 million in 2005. In 2006, profit from operations declined from 2005’s $2.4 million to a loss from operations of $2,109. In 2007, the loss from operations was $4.9 million.

To understand the Company’s path from 2005 profits to 2007 losses some of the major events that occurred during each year are as follows:

2005

In early July of 2005, The Company’s subsidiary HAT, on behalf of subsidiary World Jet, agreed to purchase the inventory held on consignment belonging to Jetran International, Ltd.
plus one DC9-82, serial number 48092 for a price of $2,900,000.

On August 12, 2005, HAT entered into a five-year maintenance contract with the new Mexican airline, Avolar. Potential value of this agreement was linked to the planned growth of Avolar. The business plan of Avolar called for a thirty aircraft fleet by mid 2008.

On August 26, 2005, Global together with BCI formed Jetglobal to acquire and remarket commercial jet aircraft. On September 1, 2005, Jetglobal entered into an agreement to acquire a fleet of 26 Boeing 737-200 aircraft from Jetran International.

2006

The most significant event of 2006 was the erosion of the Company’s cash position due to unpaid accounts receivable balances of Avolar and BCI. Outstanding accounts receivable rose from $5 M to 7.9 M during the first nine months of 2006. Our investment in Jetglobal grew about $2 million during the same period. Our partner in Jetglobal, BCI, preferred to hold the aircraft assets rather than sell them. By the end of 2007, the parties had reached an agreement in principal wherein BCI would pay the Company cash plus transfer, free and clear, ownership to the Company of enough aircraft out of the Jetglobal assets to settle in full all amounts due the
Company for services provided to BCI and from the Company’s ownership in Jetglobal.

2007

Avolar’s increasing fleet size resulted in increasing receivables due HAT. At the same time, Avolar’s past due receivables increased significantly. In order to protect the Company’s financial status, late in February Management put
Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties also agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate
Avolar’s pay-down of monies due HAT. By the end of 2007, Avolar had made progress reducing the amount owed Hamilton Aerospace, but Avolar was not in full compliance with the terms of its payment schedule agreed to with HAT.

By the end of the second quarter of 2007, the Company had received all but one of the aircraft covered by the settlement agreement with BCI, which was finalized on June 29, 2007. The book value of the aircraft to be received under this agreement was over $8.6 million.

On September 4, 2007, the Company and Global Aircraft Leasing Partners, LLC, a Delaware limited liability company ("GALP") reached a tenative agreement that Global would assume a 40% equity interst in GALP. GALP is a start-up aircraft leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. It has been mutually agreed by the parties that in consideration for a
40% equity participation in GALP,  the company will make a one time capital contribution of $40,000. As further consideration the Company will provide to GALP on going technical support to facilitate GALP's commercial aircraft purchasing leasing and sales activities. All technical services provided to GALP by HAT and World Jet will be billed at Company-standard rates. The Company has made $20,000 in capital contribution as of December 31, 2007. A final operating agreement has not yet been finalized and Global had no equity participation in GALP for the year ended December 31, 2007. Global will make an additional capital contribution or $20,000 upon the parties reaching a final operating agreement.
Global will not be required to invest capital in aircraft acquired by GALP, and all debt assumed by GALP as a result of aircraft acquisitions will be non-recourse with respect to the Company. Other members of GALP will include equity funding specialists and aircraft leasing professsionals. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities.

On October 11, 2007, BCI presented the Company with title to the final aircraft due from the settlement agreement.

On November 1, 2007, our primary lender M&I Bank extended the matruity date of our $5 million line of credit until January 31,2008.

On December 20, 2007, the Company entered into and closed on three non-convertible secured debenture financing agreements in the total amount of $10 million (See the Liquidity section of this document for further details). The debentures carry an interest rate of 15% per annum. The Debentures also provide for a cash flow recapture to the Holders equal to 60% of any proceeds related to the sale of Global's aircraft inventory and certain receivables. The Debentures mature on December 19, 2008. Funds from this transaction were used to pay-off our primary lender, M&I Bank, as well as, all other short-term debt. Additionally, the balance provides operating capital to enable us the time to sell our aircraft inventory and ramp-up operations of our HAT facility to capacities prior to the stoppage of work for Avolar and BCI.

The table below shows the sales and cost of sales for each of our operation segments for the years ended December 31, 2007, 2006 and 2005, respectively. The 2006 increase in maintenance reflects about $4.7 million in sales related to work done on Avolar in Tijuana, which began in late 2005. In 2007, sales related to our Tijuana operation fell to $2.3 million due to our temporary suspension of work due to non-payment. This only partially accounts for the 49% drop in revenue in our maintenance segment. Maintenance felt the effects of the substantial cash problems created in 2006 by the non-payment of invoicing by customers, Avolar and BCI. Our partner in Jetglobal, BCI, desired that the partnership hold aircraft assets rather than sell them. Our membership in Jetglobal had been undertaken to increase revenue and we had a sizable equity position of over $6M. Additionally, the resulting settlement reached with BCI to take-over our me mbership in Jetglobal, which was not finalized until mid-year, netted us an inventory of aircraft but no cash.

	2007	2006	2005

Sales, maintenance, repair, overhaul	$14,364,784	$24,331,466	$19,134,757
Sales, aircraft trading	7,900,000	3,223,000	13,550,500
Sales, parts	2,239,641	4,634,155	6,388,380
Sales, other	239,076	2,353,574	2,155,011
Total sales	$24,743,501	$34,542,195	$41,228,648

Cost of sales	$(10,758,759)	$(19,776,552)	$(16,903,015)
Cost of sales, aircraft trading	(6,848,254)	(3,190,369)	(10,019,728)
Cost of sales, parts	(693,607)	(2,012,101)	(3,389,964)
Cost of sales, other	(7,353)	(769,027)	(529,754)
Inventory write down	(393,752)	(192,775)	(215,500)
Total cost of sales	$(18,701,725)	$(25,940,824)	$(31,057,961)

Those who look to revenue growth as the fundamental indication of a company’s success and growth need to be aware that no matter how much revenue is generated by trading partners in which we have minority interest and no control over management, no increase in revenue will be shown on the Company’s results. Net income, however, will reflect the Company’s percentage of the net income of trading partners. Revenues derived from aircraft sales made by our Jetglobal partnership were $214,800 in 2007, in 2006 were $1,808,744 and in 2005 our share of the Jetglobal loss was $157,874.

Company SG&A expenses in 2007 were $10,908,740 and as a percentage of revenue were 44%. In 2006 were SG&A expenses were $8,591,738 and as a percentage of revenue were 25%. In 2005, SG&A expenses were $7,780,332, which was 19% as a percentage of revenues.

During 2007, SG&A expenses included several unusual items:

The expense related to the warrants issued as part of the December, 2007 Debenture agreement was $581,282. The issuance of these warrants triggered a provision in some of our existing warrants that required they be repriced. The expense recorded due to the repricing was $69,241.

The Company paid $130,528 in various expenses to extend the M&I loan and to locate and secure another financing vehicle.

Bad Debt expense for 2007 was $3,610,776 as compared to $338,000 in 2006. This amount included the write-off of amounts due from the Falcon bankruptcy in the amount of $283,940, a portion of the receivable balance due from BCI, $562,384, approximately $929,000 for Avolar, approximately $775,000 in aged receivables from various customers that the Company has determined to be uncollectible and an increase to our reserve balance of about $950,000 for accounts over 90 days and another $54,000 reserve for current accounts.

During 2007, SG&A expenses included approximately $175,000 in commission expense compared with $669,500 in 2006 and $1,260,000 in 2005. Other notable increases in 2006 SG&A expenses included:

Our World Jet subsidiary had an increase in SG&A of $267,421 the largest part of which was associated with the movement of inventory to its new location at 7001 South Park coupled with the counting and classification, prior to the 2007 audit of the balance of the inventory purchased from Jetglobal.

Global had a significant increase in professional fees in the amount of $618,000 over the 2005 amount. Approximately $96,900 was related to auditing and accounting fees, $179,000 increase in legal fees, $132,000 increase in outside professional services.

Interest expense for 2007 was $1,261,813, in 2006 was $587,183 and in 2005 was $386,927. This significant increase in interest expense is directly linked to the severe cash shortages the Company experienced. Funds to operate were borrowed at higher rates.

The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2007:

Period		Global	HAT	World Jet	* Eliminate	Consolidated
		Stand Alone	Stand Alone	Stand Alone	Intercompany
		$	$	$	$	$

2007	Revenues	7,900,000	14,809,618	5,516,972	(3,483,089)	24,743,501
Year End	Cost of Sales	(6,848,337)	(11,440,802)	(3,872,958)	3,460,372	(18,701,725)
Results	Expenses	(3,646,290)	(5,976,319)	(1,311,316)	25,185	(10,908,740)
	Operating Profit (Loss)	(2,594,627)	(2,607,503)	332,698	(2,468)	(4,866,964)

  The “Eliminate” column reflects the $ amounts of Inter-Company Sales by World Jet to HAT in 2007.
  On a consolidated basis Revenues and Cost of Sales are reduced to reflect the Revenues and Cost of Sales for external sales only, with a zero $ impact on stand alone or consolidated profit (loss) figures.

The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2006:

Period		Global	HAT	World Jet	* Eliminate	Consolidated
		Stand Alone	Stand Alone	Stand Alone	Intercompany
		$	$	$	$	$

2006	Revenues	4,475,000	26,058,040	10,591,165	(6,582,010)	34,542,195
Year End	Cost of Sales	(3,489,909)	(20,929,517)	(8,103,408)	6,582,010	(25,940,824)
Results	Expenses	(3,394,122)	(3,342,380)	(1,866,978)		(8,603,480)
	Operating Profit (Loss)	(2,409,031)	1,786,143	620,779		(2,109)

The following table graphically depicts the operating performance for Global, HAT and World Jet subsidiaries on a stand-alone and consolidated basis for the year ended December 31, 2005:

Period		Global	HAT	World Jet	* Eliminate	Consolidated
		Stand Alone	Stand Alone	Stand Alone	Intercompany
		$	$	$	$	$

2005	Revenues	11,396,538	23,505,112	10,622,681	(4,295,683)	41,228,648
Year End	Cost of Sales	(7,930,337)	(19,594,059)	(7,829,248)	4,295,683	(31,057,961)
Results	Expenses	(2,489,347)	(3,692,489)	(1,599,557)		(7,781,393)
	Operating Profit	976,854	218,564	1,193,876		2,389,294

While the Company aggressively seizes revenue-producing opportunities such as aircraft trading, management gauges results by looking at what has been the core revenue producing activity to date, the sale of labor hours in our maintenance segment. In 2007, revenue produced from labor was $8.6 million; in 2006, revenue produced from labor was $14.3 million and was virtually the same in 2005 at $14.3 million. Billable hours for 2006 and 2005 were essentially the same at approximately 240,000. Billable hours for 2007 decreased about 36% or 87,000. The comparative costs for all direct labor, including work performed by outside contractors, was $5,005,874 in 2007 compared to $8,945,712 in 2006 and $9,190,898 in 2005, representing 44% decrease in cost from 2006 to 2007 and a 3% decrease in cost from 2005 to 2006. The relationship between direct labor costs to direct labor revenues decreased approximately 4% to 58% during 2007 and 2% to about 62% in 2006 as compared with 64% in 2005. Direct labor percentages will always vary to some degree due to the nature of flat rate bidding as opposed to billing for all time and materials. Included in the operating expenses for the Company in the years ended December 31, 2007, 2006 and were $1,086,360, $617,459 and $326,594, respectively, associated with the award of stock and stock options. $581,282 of the 2007 amount was related to the options issued as part of the debenture transaction discussed earlier.

Due to the fact that World Jet’s largest customer is HAT, part sales decrease as maintenance decreases. Sales by our part sales segment to our maintenance for 2007, 2006 and 2005 were $3.5M, $6.6M and $4.3M respectively. These results represent 24%, 27% and 23% of the MRO sales for the corresponding periods. This relationship will vary to a degree due to the particular mix of customers serviced during the periods. We do have some customers that typically furnish their own material to jobs. It is certain that the cash crunch experienced during late 2006 and 2007 made it necessary to curtail efforts to grow the brokering operations of our parts sales segment. Cost of parts sold were 31%, 43% and 53% of parts revenue for 2007, 2006 and 2005 respectively. The decreasing percentage indicates an increased use of owned inventory as opposed to brokered inventory.

The most significant decrease in revenue from 2005 to 2006 was experienced in aircraft sales, as most aircraft sales took place in Jetglobal. Aircraft trading in 2006 resulted in a decrease of $10 million in sales when compared to the prior year. In 2007, the Company sold one aircraft for $7.9, which is an increase in revenue for that segment of 145% over 2006. Since aircraft trading is an opportunistic venture, with the value of one type of aircraft varying substantially from the value of another, sales as well as cost of sales will vacillate based on the terms of each individual transaction.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

On December 9, 2005, Global, HAT and World Jet, (collectively the "Borrowers") closed on a first Modification to the May 5, 2005 Initial Loan Agreement with M&I Marshall & Ilsley Bank ("M&I Bank"). The modification increased the $2.5 million operating line of credit to $5 million ("Line of Credit"); added a Guidance Line of Credit in the amount of $7 million ("Guidance Credit") solely for the acquisition of aircraft and Letter of Credit Facilities in combined amounts not to exceed $200,000. The Guidance Credit portion of the agreement  expired mid 2007. The Letter of Credit Facility expired during the second quarter of 2007 and the total amount of the Line of Credit was amended to $4,872,000. The interest rate on the Line of Credit was reduced from 3.50% per annum to 3.00% per annum in excess of the applicable LIBOR rate. At September 30, 2007 the applicable interest rate was 8.72% per annum. The Line of Credit  was secured by a first priority lien on Global's, HAT's and WJ's personal property. The original term of the Line of Credit expired on October 31, 2007 and the entire outstanding principal balance, all accrued and unpaid interest, and all other sums due and payable under the Line of Credit were due on the expiration date. During the fourth quarter of 2007, M&I extended this expiration date 90 days until Jaunary 31, 2008.

On December 20, 2007, the Company secured other financing, (see Short-Term Financing below), and satisfied the M&I obligation in full. The proceeds of this new financing also were used to satisfy the following obligations:

  On June 21, 2007, the company secured a line of credit with the Frank and Maxine Smith Family Trust in the amount of $1,000,000. The terms of the line of credit include an initial $25,000 fee, 10% of each draw-down amount as fees and simple interest on the unpaid balance at 15% per annum. The note was due and payable November 20, 2007. John B. Sawyer was guarantor on the line of credit.
  On June 30, 2007, the company entered into a note agreement with Jeffrey Ervine, a related party pursuant to the GALP partnership. The principal amount of the note was $800,000 with simple interest at 12% per annum plus a fee of $80,000. The term of the note was six months.
  During the second quarter of 2007, the Company received $100,000 from Raymon C. Flores (“Flores”). On July 17, 2007, the Company and Flores entered into a note for $300,000. The Company received an additional $200,000 during July 2007. The interest on the note was payable at $8,000 per week and the unsecured note was due October 27, 2007. Prior to the formal agreement on July 17, 2007, the Company had agreed to pay interest on the $100,000 received during the second quarter of 2007 at a rate of $4,000 per week. On October 31, the Company paid $200,000, plus accr ued interest, and the due date for the remaining balance of $100,000 was extended sixty days.

During 2006, Avolar’s increasing fleet size resulted in increasing receivables due HAT. At the same time, Avolar’s past due receivables increased significantly. In order to protect the Company’s financial status, late in February 2007, Management put Avolar on a COD basis and negotiated a schedule for Avolar to bring its account current. The parties agreed that Avolar would obtain whatever services and credit it could from other maintenance service providers in order to facilitate Avolar’s pay-down of monies due HAT. The payment amount due each week on Avolar’s payment schedule was reduced during the second quarter and currently Avolar is in compliance with their payment agreement. Avolar has stated its intention to bring its accounts current with HAT and World Jet and renew its maintenance and support agreements with both companies.

By the end of the fourth quarter 2006 and into the first quarter 2007, the past due amounts due HAT by BCI had also reached unacceptable levels. The parties have negotiated a settlement, which was discussed earlier, related to the transfer of certain aircraft to eliminate the Company’s ownership in Jetglobal. Although BCI is presently cooperating with the Company to resolve payment issues equitably, a final agreement relative to a cash payment to settle the amounts due by BCI has not at this time been reached between the companies. Management believes that the receivable amounts reflected on the financial statements, presented herein, are recoverable

At this time, the HAT plans to expand its capabilities to include MRO servicing of new-generation aircraft. It is estimated that the necessary tooling to accomplish this expansion will cost between $200,000 and 250,000. The Company has no plans to make any other significant capital expenditures during 2008.

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

Changes in the Company’s Balance Sheet for the year ended December 31, 2007 reflected several events. Total assets increased from $28,474,276 at December 31, 2006 to $29,694,148. Significant changes for the period were:

Cash on hand increased $1,117,158 due to the funding from the debenture transaction, (see Short-Term Financing below).

Accounts receivable decreased $458,679.

Total inventory increased $8,576,810, largely as a result of Global receiving aircraft valued at $8,650,000 under the settlement agreement with BCI.

The notes receivable balance of $455,859 decreased to $0 as all notes due to the company were paid off.

Due from equity investee partner decreased from the 2006 balance of $3,949,419 to $472,000 as a result of the Jetglobal settlement with BCI.

Equity in net assets of and advances to affiliates decreased $6,063,067 due to the Jetglobal Settlement Agreement.

During the year ended December 31, 2007 total liabilities increased from $12,720,070 at December 31, 2006 to $15,952,315 primarily due to:

Notes payable increased from $5,101,568 at December 31, 2006 to $10,268,091 at December 31, 2007 as a result of an additional $10,000,000 debenture agreement, (see Short-Term Financing below), and the paying off of all prior debt, with the exception of insurance financing.

Accounts Payable decreased $1,949,791.

Billings in excess of costs and estimated earnings on contracts in progress increased $598,736.

Cash

As of December 31, 2007, we had $1,221,598 in cash on hand and approximately $7,412,120 in accounts receivables.

During 2007, the Company experienced a major cash deficit. In December of 2007 the Company was able to find the source of funding detailed under Short-Term Financing below. This funding was used to (i) eliminate the expensive short-term debt the Company had acquired to provide the cash necessary for day-to-day operations and (ii) pay off a $5,00,000 loan from M&I Marshall & Ilsley Bank.

The Company believes that it will fully recover from the effects of the cash shortage which they experienced for most of 2007. Management bases its assessment on several factors:

  The Company will continue efforts to sell the aircraft received due to the termination of its partnership in Jetglobal. Management believes that a conservative estimate of cash realized from the sale of these aircraft will be in excess of $8.6 million.
  The Company will continue to aggressively collect on our older outstanding receivable balances from Avolar and BCI.
  Our HAT operation will increase its marketing effort in order to secure new customers to fill the void left by our withdrawal from Jetglobal and our temporary cessation of work for Avolar.
  HAT is being successful in securing profitable maintenance contracts with new customers.
  Our HAT subsidiary has completed and billed over $2 million in work contracted by BCI on aircraft owned by BCI and still located in disabled condition on HAT’s facility. These aircraft have been repossessed by GMAC, who plans to place them with another operator. Management has taken a firm position that all money improvements made to the aircraft will be received prior to the departure of the aircraft.

Management believes that anticipated cash flows from the operations of HAT and World Jet and from the anticipated sale of our aircraft inventory will be adequate to sufficiently provide working capital and satisfy the requirements of our short-term debt. We cannot assure you that financing alternatives will be available to us in the future to support our working capital requirements should they be needed.

Short-Term Financing

On December 20, 2007, Global and its subsidiaries HAT, World Jet and Hamilton Aerospace S.A. de C.V. ("HATMEX") (collectively the "Companies") entered into and closed on three non-convertible secured debenture financing agreements with two accredited institutional investors ("Holders") in the total amount of $10 million (collectively the "Debentures"). These Debentures consist of (i) one non-convertible senior secured debenture in the amount of $5 million; (ii) one non-convertible senior secured debenture in the amount of $3 million; and (iii) one non-convertible junior secured debenture in the amount of $2 million. The Debentures accrue interest at the rate of 15% per annum which is payable quarterly in arrears beginning April 1, 2008. The Debentures also provide for a cash flow recapture to the Holders equal to 60% of any proceeds related to the sale of Global's aircraft inventory. The Debentures mature on December 19, 2008.

In connection with the Debentures, the Companies and Holders executed a Pledge and Security Agreement, Aircraft Security Agreements, Securities Purchase Agreement, Registration Rights Agreement, and a Post Closing Agreement. Additionally, Global issued a Warrant (as defined and detailed below) to one Holder as an inducement to purchase a Debenture. Mr. John B. Sawyer, President of the Companies, also executed a personal guaranty for $2 million of the Debentures ("Personal Guaranty"). These transaction documents are attached hereto as Exhibits to this Form 8-K. Mr. Ian Herman, CEO of the Companies, executed an identical personal guaranty to Mr. Sawyer for $1 million of the Personal Guaranty.

Pursuant to the Pledge and Security Agreement and Aircraft Security Agreements, the Debentures are secured by (a) a first lien on all the current and future assets of the Companies including any owned aircraft; (b) the equity interests currently held by Global in HAT, WJ and HATMEX; and (c) the 40% membership interest of Global in Global Aircraft Leasing Partners, LLC. However, in the event of default, foreclosure of the foregoing equity and membership interests held by Global can only be enforced if the foreclosure on all other assets of the Companies is insufficient to satisfy repayment of the Debentures.

Similar to the foreclosure conditions set forth in the preceding paragraph, enforcement of the Personal Guaranty cannot occur until and unless the foreclosure on all other assets of the Companies is insufficient to satisfy repayment of the Debentures.

As an inducement for Holder Victory Park Master Fund, Ltd. ("Victory Park") to purchase a Debenture, Global issued Victory Park a 5-year warrant exercisable into 1,500,000 shares of Global common stock ("Common Stock") at an exercise price of $0.45 per share ("Warrant"). However, if Victory Park should choose to exercise the Warrant then it would receive a reduced number of Common Stock shares based upon the cashless exercise formula.

The Warrant also contains a contingent obligation which shall be determined pursuant to a one-time value test on December 20, 2008 ("Test Date"). In the event that the difference between the Common Stock VWAP (for the 20 trading days prior to such Test Date) and the exercise price multiplied by the number of Warrant shares is not at least equal to $750,000 ("Target Value"), then Global will be obligated to issue an additional warrant to Victory Park. If Global is obligated to issue an additional warrant (such warrant will contain identical terms and provisions as the Warrant set forth above), that warrant shall be exercisable into that number of Common Stock shares that would cause the additional warrant and the Warrant combined to equal the Target Value, but in no event shall the additional warrant be exercisable into more than 500,000 warrant shares.

Under the Registration Rights Agreement, Victory Park cannot request Global to register the underlying warrant shares for at least six months after the closing date. After June 20, 2008, Victory Park can request that Global commence the process to register the warrant shares. If Global is required to register the warrant shares subsequent to June 20, 2008, Global will be obligated to file a registration statement within 45 days of such request and cause the registration statement to become effective within 270 days of filing. In the event Global is asked to file a registration statement and fails to comply with the filing and effectiveness deadlines as set forth above, Global will be obligated to pay Victory Park liquidated damages in the amount of 2% of the total amount of the Debentures each and every month until Global satisfies the filing and/or effectiveness requirements.

The Post Closing Agreement allows the Companies to complete certain conditions of closing within certain time frames subsequent to closing and subjects the Companies to an event of default should the Companies fail to meet such conditions within the time frames set forth in the Post Closing Agreement.

Upon the occurrence of certain events of default as defined in the Debentures and the Post Closing Agreement, including events of default under the transaction documents related to the Debentures, the full principal amount of the Debentures, together with interest and other amounts owing become immediately due and payable. Moreover, an event of default also subjects the assets of the Companies and the equity and membership interests as well as the Personal Guaranty to foreclosure.

Proceeds of the Debentures were utilized to satisfy and terminate the Company's existing credit facility ($5,052,336.26) and other existing indebtedness as well as to pay down certain trade accounts and fund working capital.

Pursuant to the closing of this transaction, the Companies incurred a closing fee equal to 3% of the Debentures and legal and accounting costs.

M&I Marshall & Ilsley Bank has an outstanding Letter of Credit for $128,000 to Tucson Airport Authority as part of the lease agreement for the HAT facility. This Letter of Credit is secured by a certificate of deposit in the amount of $128,000.

Long-Term Financing

The long-term liabilities of Global primarily consist of $171K due on capitalized lease obligations.

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

Use of Estimates: Management's Discussion and Analysis of Financial Condition or Plan of Operation is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. Management evaluates these estimates on an on-going basis, including those related to estimated losses on disposal of discontinued operations, the allowance to reduce inventory to the lower of cost or net realizable value, the estimated profit recognized as aircraft maintenance, design and construction services are performed, the allowance for doubtful acc ounts and notes receivable, future cash flows in support of long lived assets, medical benefit accruals, and the estimated fair values of facilities under capital leases. Management bases its estimates on historical experience and on various other assumptions that they believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Inventory: Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new, used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. Inventory items held for over one year are no longer classified as “inventory, non-current”. All aircraft parts inventory are grouped as "inventory" and accounted under ‘Current Assets’ category. This is based on standard aviation industry practice of showing all aircraft parts under single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. This is a reclassification to conform with what we now believe is more appropriate. This change will not impact the current quarter results or past results of the company. When Management determines that an allowance for slow moving and obsolete inventory should be provided for, the allowance is considered as an expense for the company.

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

Value of Share-Based Payments: The value of stock and warrants issued as payment is determined by the closing price of the Company’s stock at measurement date. In connection with the adoption of SFAS 123R, the company values options and warrants by application of the Black Scholes Model.

ITEM 7.    FINANCIAL STATEMENTS.

The financial information required by Item 8 is included following Part II of this report.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

a) Effective January 1, 2007, Epstein, Weber & Conover, PLC (“Epstein Weber”) combined its practice with Moss Adams LLP (“Moss Adams”) and therefore resigned as the independent registered public accounting firm for Global Aircraft Solutions, Inc. (the “Company”). According to information provided to the Company, all of the partners of Epstein Weber have become partners of Moss Adams.

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

c) On July 2, 2007, the Audit Committee of the Board of Directors of the Company voted to dismiss Moss Adams, LLP as the Company's independent registered public accountant. Moss Adams, LLP was notified of the dismissal on July 2, 2007. None of the reports of Moss Adams, LLP on the Company's financial statements for the year ended December 31, 2006 or the subsequent interim period through the date of this filing contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Since the retention of Moss Adams, LLP on January 9, 2007, and through July 2, 2007 there have been no disagreements with Moss Adams, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure involving Moss Adams' audit of the Company's consolidated financial statements on Form 10-K for the fiscal year ended December 31, 20 06 or a review of the Company’s financial statements on Form 10-Q for the quarter ended March 31, 2007, which disagreements if not resolved to the satisfaction of Moss Adams, LLP would have caused them to make reference thereto in their reports on the financial statements of the Company for such years. Except as stated below with respect to Jetglobal, LLC there were no "reportable events" as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 ("Item 304").

Management of the Company and the Company’s independent registered public accountants, Moss Adams LLP, determined a material weakness associated with its accounting for Jetglobal, LLC. The material weakness was related to lack of sufficient control over the accounting and financial reporting relative to the equity accounting for it 30% owned investee, Jetglobal, LLC. The Registrant had previously had no access to financial data of this entity and did not receive data from the joint venture partner, which resulted in a lack of control to detect errors should they occur and untimely preparation of the financial statements.

d) On July 2, 2007, the Audit Committee of the Board of Directors of the Company engaged Daszkal Bolton, LLP ("DB") as the Company's registered public accounting firm with respect to the audit of the Company's consolidated financial statements for the fiscal year ending December 31, 2007 as well as reviewing all interim financial filings beginning with the quarter ending June 30, 2007. The decision to engage DB was made by the Audit Committee of the Board of Directors. Neither the Company nor someone on behalf of the Company consulted with DB regarding any of the items listed in Item 304(a)(1)(v) of Regulation S-K.

During the fiscal year ended December 31, 2006, and during all subsequent periods through July 2, 2007, the Company did not consult Daszkal Bolton regarding the application of accounting principles to a specified transaction, either completed or proposed, the type of audit opinion that might be rendered on the Company’s financial statements or any matter that was the subject of a disagreement with its former accountants or a reportable event as those terms are defined in Item 304.

ITEM 8A.    CONTROLS AND PROCEDURES.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER
FINANCIAL REPORTING

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer that: (i) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorization of the Company’s management a nd directors; and (iii) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. As a non-accelerated filer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework .. Based on this assessment, management concluded that certain controls and procedures were not effective. An explanation of the deficiencies is set forth below.

The Certifying Officers determined that certain deficiencies involving internal controls constituted material weaknesses as of the end of the period covered by this Annual Report. The deficiencies identified related to audit adjustments made due to limited or no review procedures performed by management beyond initial preparer calculations and estimates. Additionally, the Company identified a lack of formal control design structure for the review of external financial data.

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Article IV of the By-Laws of the Company provides that the Company’s Board of Directors shall consist of not less than one (1) and not more than seven (7) Directors and that at least one-fourth in the number of Directors shall be elected annually. In accordance with this allowance for staggered terms for Directors, the term of service as a Board Member, as voted on at the 2006 Annual Meeting, is staggered as follows:

1)	Gordon D. Hamilton was elected to serve a one (1) year term beginning May 2006, and is nominated for re- election.

2)	Alfredo Mason was elected to serve a one (1) year term beginning May 2006. Mr. Mason resigned 2007 and Michael Hannley was selected to serve on the Board until such time as he can be voted on at the annual meeting. .

3)	John B. Sawyer was elected to serve a two (2) year term beginning May 2006;

4)	Lawrence Mulcahy was elected to serve a two (2) year term beginning May 2006;

5)	Ian Herman was elected to serve a three (3) year term beginning May 2006;

6)	Seymour Siegel was elected to serve a three (3) year term beginning May 2006;

NAME	AGE	POSITION	DATE FIRST	TERM
			ELECTED/APPOINTED	EXPIRES

Ian Herman	61	Chairman/CEO/Director	05/02	05/09
John Sawyer	42	President/Director	05/02	05/08
Gordon Hamilton	54	Director	05/02	*
Michael Hannley	58	Director	07/07	**
Lawrence Mulcahy	58	Director	05/04	05/08
Seymour Siegel	65	Director	01/06	05/09

Gordon Hamilton’s is serving pending reelection at the 2007 annual meeting.
Michael Hannley is serving pending election at the 2007 annual meeting.

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

3) The following commercial and charitable relationships will not be considered to be material relationships that would impair a director’s independence: (i) if a Company director is an executive officer or employee of another company that, during any of the past three years, made payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, is less than $1 million or two percent, whichever is greater, of such other company’s annual consolidated gross revenues; (ii) if an immediate family member of a Company director is an executive officer of another company that, during any of the past three years, made payments to, or receives payments from, the Company for property or services in an amount which, in any single fiscal year, is less than $1 million or two percent, whichever is greater, of such other company’s annual consolidated gross revenues; (iii) if a Company director, or an immediate family member of such director, is an executive officer of another company which is indebted to the Company in an amount which is less than five percent of such other company’s total consolidated assets; and (iv) if a Company director, or an immediate family member of such director, serves as an officer, director or trustee o f a foundation, university, charitable or other not for profit organization, and the Company’s, or the Company’s Foundation’s discretionary charitable contributions (the Company’s Foundation matching of employee charitable contributions will not be included in the amount of the Foundation’s contributions for this purpose) to the organization, in the aggregate, are less than $200,000 or five percent, whichever is greater, of that organization’s latest publicly available annual consolidated gross revenues.

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

Application of Independence Standards

During the Board of Directors’ annual review of director independence, the Board of Directors considers transactions, relationships and arrangements between each director or an immediate family member of the director and Global, HAT, WJ and HATSACV. The Board of Directors also considers transactions, relationships and arrangements between each director or an immediate family member of the director and either Global, HAT, WJ and HAT SA de CV senior management. The Board of Directors performed its annual director independence review for 2007. As part of this review, the Board of Directors considered transactions relationships and arrangements between each director or immediate family member of each director of either Global, HAT, World Jet and HAT S.A. de C.V. senior management.

As a result of this review, the Board of Directors determined that 4 of our 6 current directors and director nominees are independent, and all members of the Audit Committee, the Compensation and the Nominating and Corporate Governance Committee are independent. The Board of Directors determined that Mr. Siegel, Mr. Mulcahy, Mr. Hannley and up to December 31, 2007, Mr. Hamilton met these standards and are independent. Mr. Herman and Mr. Sawyer are not considered to be independent because of their positions as Chairman and Chief Executive Officer of Global and President of Global respectively.

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

Business Ethics Policy. We have operated under a Business Ethics Policy for many years and are committed to conducting business in an ethical and legal manner throughout the world. Our Business Ethics Policy applies to all of our directors, officers and employees and outlines the broad principles of ethical and legal conduct embraced by Global and it’s subsidiaries to guide our business related conduct. Under our Business Ethics Policy, any director, officer or employee who reasonably believes or suspects that Global or any of it’s subsidiaries or any director, officer or employee has or is engaging in improper or illegal activities, fraud or activities that appear to be inconsistent with or in violation of the Business Ethics Policy is responsible for reporting such activities. We do not permit retaliation of any ki nd against any person who, in good faith, reports any known or suspected improper activities pursuant to the Business Ethics Policy.

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

Communications with Directors. The Board of Directors has adopted a process by which shareholders and other interested parties may communicate with the non-management directors or the chairperson of any of the committees of the Board of Directors by e-mail or regular mail. You may send communications by e-mail to dhamilton@hamaerotech.com. You may also send communications by regular mail to the attention of the Chairperson, Audit Committee; Chairperson, Compensation Committee; or Chairperson, Nominating and Corporate Governance Committee; or to the non-management directors as a group to the Non-Management Directors, each c/o Corporate Secretary, Global Aircraft Solution s, Inc., 6901 S. Park Ave., Tucson, AZ 85706.

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

Availability of Corporate Governance Materials. You may access all committee charters, our Articles of Incorporation and By-Laws, our Director Independence Standards, our Business Ethics Policy and other corporate governance materials in the “Corporate Governance” section of our website at www.globalaircraftsolutions.com. You also may receive copies without charge by writing to us at: Global Aircraft Solutions, Inc., 6901 S. Park Ave., Tucson, AZ 85706 Attention: Investor Relations.

BOARD MEETINGS AND COMMITTEE MEMBERSHIP

The Board of Directors held four meetings during 2007. Each director attended at least 75% of the meetings of the Board of Directors and committees on which he or she served. Each director is expected to attend, absent unusual circumstances, all annual and special meetings of shareholders.

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board of Directors has adopted a written charter for each of these committees. You can find a complete copy of each committee charter in the “Corporate Governance” section of our website at www.globalaircraftsolutions.com. The following table sets forth the current membership of these committees.

Name	Audit	Compensation	Nominating &
Corporate Governance

Seymour Siegel	X (Chair)	X	X
Lawrence Mulcahy	X	X	X (Chair)
Michael Hannley	X	X (Chair)	X

Audit Committee. The purpose of the Audit Committee is to assist the Board of Directors in fulfilling the Board of Directors’ oversight responsibilities on matters relating to:

  the integrity of our financial statements;
  the independent registered public accounting firm’s qualifications and independence;
  the performance of our internal audit function and independent registered public accounting firm;
  our compliance with legal and regulatory requirements;
  preparing the report required by the rules of the SEC to be included in our annual proxy statement; and
  engaging in such other matters as may from time to time be specifically delegated to the Committee by the Board of Directors.

The Audit Committee met four times during 2007. Each member of the Committee is independent as defined in the corporate governance listing standards of NASDAQ and our Director Independence Standards. The Board of Directors has determined that Mr. Siegel is an “audit committee financial expert,” as that term is defined by SEC regulations.

Compensation and Management Development Committee. The purpose of the Compensation and Committee is to assist the Board of Directors in fulfilling the Board of Directors’ oversight responsibilities on matters relating to:

  compensating our management, which includes our executive officers;
  overseeing our management succession planning;
  producing a compensation committee report required by the rules of the SEC to be included in our annual proxy statement; and
  engaging in such other matters as may from time to time be specifically delegated to the Committee by the Board of Directors.

The Compensation Committee met four times during 2007. Each member of the Committee is independent as defined in the corporate governance listing standards of NASDAQ and our Director Independence Standards.

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

  identifying individuals qualified to become members of the Board of Directors;
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

The Nominating and Corporate Governance Committee met two times in 2007. Each member of the Committee is independent as defined in the corporate governance listing standards of NASDAQ and our Director Independence Standards.

Director Qualifications. The Committee seeks a diverse group of candidates who possess the appropriate characteristics, skills, experience and time to make a significant contribution to the Board of Directors, Global and our shareholders. Each candidate will be evaluated in the context of the Board of Directors as a whole, with the objective that the Board of Directors can best perpetuate Global’s success and represent shareholders’ interests through the exercise of sound business judgment using the directors’ diversity of experiences. Each candidate shall have the highest personal and professional character and integrity, and shall have demonstrated exceptional ability and judgment in their respective endeavors. Candidates must possess sufficient time to effectively carry out their duties and responsibilities.< /P>

In considering the composition of the Board of Directors as a whole, the Board of Directors considers the following skills and experiences of each individual candidate

  Management;
  Financial Expertise;
  Marketing, Sales; and
  Aviation Experience

In addition, the Board of Directors considers such other skills and experiences, as it deems appropriate given the then-current needs of the Board of Directors and Global.

The Committee may employ professional search firms (for which it would pay a fee) to assist it in identifying potential members of the Board of Directors with the desired skills and disciplines.

Consideration of Candidates Recommended by Shareholders. The Committee’s policy with respect to the consideration of director candidates recommended by shareholders is that the Committee will consider such candidates on the same basis and in the same manner as it considers all director candidates. Recommendations are required to include information about the background and qualifications of the candidate. You may find a description of these requirements in the “Corporate Governance” section of our website at www.globalaircraftsolutions.com. Shareholders may submit recommendations, along with proof of shareholder status, in writing to Chairperson, Nominati ng and Corporate Governance Committee, c/o Corporate Secretary, Global Aircraft Solutions, Inc., 6901 S. Park Ave., Tucson, AZ 85706.

BIOGRAPHICAL INFORMATION

The following is a brief account of the business experience during at least the past five years of each person who is a director and executive officer at the time of filing this report, indicating the principal occupation and employment during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ian Herman: CEO/CFO/Chairman. From 2002 through the present, Mr. Herman has served as the CEO/CFO and Chairman of Global Aircraft Solutions, Inc. and its subsidiaries. As of June 1, 2006, Mr. Herman resigned from his position as CFO when the Company hired Mr. Sankar to assume this position. From June 1, 2006 through the present, Mr. Herman has served as CEO and Chairman of the Company. From 2000 through the present, Mr. Herman has been the President of The Financial Capital, Inc., which is engaged in financial and business consulting. From 1995-2000, Mr. Herman was Chairman and a Board Member for the British government handling major inward investments into the United Kingdom as well as administering and evaluating projects in diverse industries totaling more than $200,000,000. During his tenure with the British government, Mr. Herman was awarded the Freedom of the City of London in recognition of his services. During the period of 1990–1999, Mr. Herman was the Chief Executive Officer of his own accounting and business consulting business specializing in publishing, healthcare, telecommunications, airlines, manufacturing and information technology. From 1988-1990 Mr. Herman was Chairman and Chief Executive Officer for British World Airlines Limited.

John B. Sawyer: President, Chief Operating Officer and Director. From May 2002 through the present, Mr. Sawyer has been the President of Global Aircraft Solutions, Inc. From 1998 through May 6, 2002, John Sawyer was Chief Operating Officer of Hamilton Aviation, Inc. From 1996 until 1997, Mr. Sawyer was president of Matrix Aeronautica S.A. de C.V., a Mexican repair station located in Tijuana, Baja California. John received an A.A. in Aerospace Engineering from the University of Texas (Austin). In 1986 John joined Pan American World Airways based in Berlin, Germany. Subsequent to that he worked as a Production Foreman at Raytheon, a Quality Control Supervisor at TIMCO, a Heavy Maintenance Re presentative for World Airways, and Director of Quality Control at Federal Express Feeder.

Patricia Graham, Chief Accounting Officer. Since 1995, Patricia Graham has been associated with the aviation industry serving as Divisional Controller for IAC Complete Controls, Inc., as Regional Controller for American Aircarriers Support, Inc., and as Controller and Corporate Officer for Evergreen Air Center, Inc. prior to joining HAT. Ms. Graham graduated Summa Cum Laude from the University of Arizona with a B.S. in Business Administration. Ms. Graham has over 30 years experience in accounting, fiscal planning and budgetary operations, as well as 5 years public accounting experience.

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

Seymour Siegel: Director. Mr. Siegel is a principal in the business consulting group of Rothstein, Kass & Company, P.C. Rothstein, Kass & Company is a national firm of accountants and consultants with over 900 members and offices in 8 cities. Mr. Siegel was managing partner and founder of Siegel Rich and Co., P.C., which merged into Weiser & Co., LLP, a large regional firm where he was a senior partner until forming Siegel Rich Inc. in 1994, which in April 2000, became a division of Rothstein Kass. Mr. Siegel is also currently the Chairman of the Audit Committee of Hauppauge Digital, Inc., Emerging Vision, Inc., and Air Industries Group, Inc.

Michael Hannley: Director. Mr. Hannley is a local Tucsonan with 35 years banking experience and is currently the President and CEO of the Bank of Tucson, which he founded in 1996. From August 1986 until December 1995, Mr. Hannley was the Senior Vice President for National Bank of Arizona. From May 1981 until June 1986,

Mr. Hannley was employed by Great American Savings, he was the Divisional Vice President beginning in May 1981 and assumed the duties of Senior Vice President Administration in June 1986. Prior to his employment with Great American Savings, Mr. Hannley was employed as the Regional Vice President of Southern Arizona Bank/First Interstate Bank from July 1972 through May 1981. Mr. Hannley presently serves on the following corporate and community Boards of Directors: Capitol Bancorp Limited (a multi-state bank holding company); University of Arizona Foundation – Vice Chair; Tucson Airport Authority; Bank of Santa Barbara; American Bankers Association; Pima County Trust Fund Board of Trustees; University of Arizona Intercollegiate Athletics Rebounders Board Dm 50; the Assistance League of Tucson, Inc. Community Advisory Committee; University of Arizona Department of Biochemistry and Molecular Biophysics Board.

Family Relationships

There are no family relationships between any directors or executive officers.

SIGNIFICANT EMPLOYEES

The following persons are considered significant employees of our HAT subsidiary:

Gordon D. Hamilton, Chief Executive Officer, Hamilton Aerospace Technologies, Inc., Biography above.

Alan R. Abate, Vice President and Senior Corporate Officer. Mr. Abate started his aviation career in 1976 at Hamilton Aviation. During his early years, he earned his FAA Airframe and Power plant certificates and honed his skills in transport category aircraft repair, maintenance and modification. In 1986, Mr. Abate joined the management team at Hamilton Aviation. Working days and going to school at night, he earned an Advanced Certificate and AAS degree, with honors, in Business Administration from Pima College in Tucson, Arizona. Since joining HAT shortly after its inception in April 2002, Mr. Abate has been responsible for contract management and corporate administration includ ing human resources and information systems for Hamilton Aerospace.

David T. Querio, Vice President of Operations, Hamilton Aerospace. Mr. Querio joined the Company in May 2004 and brings with him over 21 years of aviation industry maintenance and maintenance management experience. Prior to joining HAT, Mr. Querio was Vice President of Operations for a large FAR145 Repair Station supervising in excess of 450 personnel. Prior to this, Mr. Querio served as Vice President, General Manager of the AMS Goodyear, AZ facility; Vice President, Engineering and Maintenance for Mesa Airlines; Vice President, Maintenance for Mahalo Airlines and Vice President; Customer Support, Planning and Sales for West Virginia Air Center. Mr. Querio also worked for American Airlines for nine years in numerous mechanical and management positions.< /P>

The following persons are considered significant employees of our World Jet, Inc subsidiary:

Gordon D. Hamilton, Chief Executive Officer, World Jet Corporation, Biography above.

Tina Longo, Vice President of Outside Sales & Purchasing. Native Tucsonan, 30 years in the Aviation Parts industry, 15 years with the Hamilton repair station organization as Director of purchasing/materials. Prior positions with Lockheed Aerospace, Intertech Aviation, Dynair Corp, and Gates LearJet.

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

Code of Ethics

We have adopted a Code of Ethics and Business Ethics Policy, which apply to all of our directors, officers and employees. Our Business Ethics Policy includes additional ethical obligations for our senior financial management (which includes our chief executive officer, our chief financial officer, and the controller, treasurer and principal financial and accounting personnel in our operating groups and corporate departments). Our Business Ethics Policy is available in the “Corporate Governance” section of our website at www.globalaircraftsolutions.com as is our Code of Ethics.

Audit Committee and Financial Expert

Our board of directors has determined that Seymour Siegel is an “audit committee financial expert” as that term is defined by SEC Regulations. We have separately designated a standing audit committee. Michael Hannley, Lawrence Mulcahy and Seymour Siegel are independent directors as that term is defined by our Director Independence Standards and are members of our audit committee.

ITEM 10.    EXECUTIVE COMPENSATION

Global currently has in place an employee stock compensation plan and a compensatory stock option plans. Global has no long-term incentive plans, as that term is defined in the rules and regulations of the Securities and Exchange Commission. There are no other compensatory or benefit plans, such as retirement or pension plans, in effect or anticipated to be adopted at this time, although in the future the Board of Directors may adopt other plans.

			SUMMARY COMPENSATION TABLE

								Change in
								Pension
								Value and
								Non-qualified
							Non-equity	Deferred
Name and					Stock	Option	Incentive Plan	Compensation	All Other
Principal		Salary	Bonus		Awards	Awards	Compensation	Earnings	Compensation
Position	Year	$	$		$	$	$	$	$	Total $

Ian Herman,	2007	165,577	50,000	*					3,000	218,577
Chairman &
CEO

	2006	150,967	40,000						5,000	195,967

John B	2007	339,997	95,000	*					22,000	456,997
Sawyer,
President &
COO

	2006	237,500	80,000						25,000	342,500

Alan Abate,	2007	134,991	17,500	*	120,000					272,491
Sr. VP
Administration
@ HAT

	2006	124,077	12,500							136,577

*Awarded in 2007 for 2006.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

(a)	(b)	(c)	(d)	(e)

Name	Number of Securities	% of Total	Exercise or Base	Expiration Date
	Underlying	Options/SAR’s	Price ($/Sh)
	Options/SAR's	Granted to Employees
	Granted	in Fiscal Year

Seymour Siegel	10,000	100	$1.05	3/07/2012

AGGREGATED OPTION’SAR EXERCISES IN LAST FISCAL YEAR and FISCALYEAR-END OPTION/SAR VALUES

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on	Value Realized ($)	Exercisable	Unexercisable
	Exercise

Ian Herman	None	N/A	133,334	N/A
John B. Sawyer	None	N/A	766,666	N/A
Seymour Siegel	None	N/A	20,000	N/A
Alfredo Mason	None	N/A	10,000	N/A
Lawrence Mulcahy	None	N/A	10,000	N/A

2002 Compensatory Stock Option Plan

Global has adopted the 2002 Compensatory Stock Option Plan for officers, employees, directors and advisors (the "2002 CSO Plan"). The shareholders have not yet approved this plan however, under our by-laws the directors are empowered to issue options and shares under the plan. Global has reserved a maximum of 3,000,000 Common Shares to be issued upon the exercise of options granted under the 2002 CSO Plan. The 2002 CSO Plan will not qualify as an "incentive stock option" plan under Section 422A of the Internal Revenue Code of 1986, as amended. The Board of Directors or other plan administrator will grant options under the 2002 CSO Plan at exercise prices to be determined. With respect to options granted pursuant to the 2002 CSO Plan, optionees will not recognize taxable income upon the grant of options granted at or in excess of fair market value. Global will be entitled to a compensating deduction (which it must expense) in an a mount equal to any taxable income realized by an optionee as a result of exercising the option. The Board of Directors administers the 2002 CSO Plan. Options to purchase an aggregate of 1,045,000 shares of Global common stock have been granted under the 2002 CSO Plan. Options to purchase 940,000 shares were outstanding at December 31, 2007.

2003 Employee Stock Compensation Plan

Global has adopted the 2003 Employee Stock Compensation Plan for officers, employees, directors and advisors (the "2002 ESC Plan"). The shareholders have not yet approved this plan however, under our by-laws the directors are empowered to issue options and shares under the plan. Global has reserved a maximum of 5,000,000 Common Shares to be issued upon the grant of awards under the ESC Plan. Employees will recognize taxable income upon the grant of Common Stock equal to the fair market value of the Common Stock on the date of the grant and Global will recognize a compensating deduction at such time. The Board of Directors administers the ESC Plan. 4,987,500 shares of Common Stock available under the ESC Plan have been awarded and 4,987,500 shares had been issued at December 31, 2007.

Compensation of Directors

On March 27, 2006, the Compensation Committee agreed that as of the next ratification of the Board of Directors of the shareholders all outside directors shall receive uniform compensation. All outside directors shall receive a one-time award of 10,000 shares plus options for 10,000 shares upon their election. Thereafter, each shall receive an additional award of 10,000 shares plus options for 10,000 shares upon successful completion of each year of service. In addition to the award shares each member shall receive an annual retainer of $20,000. Each Audit Committee member shall receive an additional annual retainer of $6,000, while each Compensation Committee member shall receive an additional annual retainer of $4,000. All Board members shall be paid a fee of $1,000 for each scheduled meeting attended. Audit committee members will be paid a fee of $1,000 for each scheduled Audit Committee meeting attended. Compensation Committe e members shall be paid a fee of $500 for each scheduled Compensation Committee meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Principal Stockholders

The following table sets forth, as of January 8, 2008, the stock ownership of each officer and director of Global, of all officers and directors of Global as a group, and of each person known by Global to be a beneficial owner of 5% or more of its Common Stock, $.001 par value per share. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of Global, except as noted. The following calculations are based upon the Company’s authorized, issued and outstanding common stock of 40,181,301 as of January 8, 2008.

NAME AND ADDRESS OF	AMOUNT OF COMMON		PERCENT OF COMMON
BENEFICIAL OWNER	STOCK OWNED		STOCK OUTSTANDING (1)
	BENEFICIALLY

Ian M. Herman	2,496,834	(2)	6.19%

John B. Sawyer	2,416,666	(3)	5.90%

Lawrence Mulcahy	130,000	(4)	*

Seymour Siegel	40,000	(5)	*

All Directors and Executive Officers as a	5,083,500		12.37%
Group

* Represents an individual as the beneficial
owner of less than 1% of the outstanding
common stock

Barron Partners	7,200,000	(6)	15.20%
730 Fifth Ave.
9th Floor
New York, NY 10019

Ewing & Partners	5,031,425	(7)	12.52%
4514 Cole Ave.
Suite 808
Dallas, TX 75205

Contrarian Capital Management, LLC	4,000,000	(8)	9.95%
411 West Putnam Ave.
Suite 225
Greenwich, CT 06830

Delta Offshore	3,000,000	(9)	7.47%
900 Third Ave.
5th Floor
New York, NY 10022

Doucet Capital, LLC	2,706,899	(10)	6.74%
2204 Lakeshore Drive, Suite 218
Birmingham, AL 35209

Cross River Capital Management, LLC	2,044,602	(11)	5.09%
411 West Putnam Ave.
Suite 225
Greenwich, CT 06830

1	Percent of common stock is based on 40,181,301 shares of common stock issued and outstanding on January 8, 2008 with beneficial ownership being determined in accordance with the rules of the SEC and including voting or investment power with respect to securities. Securities “beneficially owned” by a person may include securities owned by or for, among others, the spouse, children or certain other relatives residing with such person as well as other securities as to which the person has or shares voting or investment power or has the option or right to acquire within 60 days of January 8, 2008. Percent of Class Owned is based on the 40,181,301 shares of common stock issued and outstanding on January 8, 2008 plus any shares that may be acquired by the stockholders as a result of the exercise of existing options or warrants within 60 days after January 8, 2008.

2	Includes 133,334 shares of common stock issuable to Mr. Herman upon the exercise of options at $.17 per share which expire May 13, 2008. Based on the December 31, 2006 Schedule 13G filed by Rochdale Investment Management, LLC, all shares of common stock, exclusive of the 133,334 shares underlying an option, are held in trust by Rochdale Investment Management, LLC as the trustee for the Herman Family Trust. Of the total shares, Rochdale Investment Management Group has sole voting and dispositive power over 2,313,500 shares.

3	Includes 766,666 shares of common stock issuable to Mr. Sawyer upon the exercise of options at $.17 per share which expire May 13, 2008.

4	Includes 10,000 shares of common stock issuable to Mr. Mulcahy upon exercise of options at $1.03 per share which expires August 24, 2011.

5	Includes 20,000 shares of common stock issuable to Mr. Siegel upon exercise of options granted. 10,000 shares at an exercise price of $1.03 which expires August 24, 2011 and 10,000 shares at an exercise price of $1.05 per share which expires on March 8, 2012

6	All shares of common stock underlying a warrant that may be acquired by the exercise of a $1.36 warrant which expires May 31, 2009.

7	In setting forth this information, the Company relied upon the February 6, 2008 Schedule 13D filing of Ewing & Partners, Timothy Ewing, Ewing Asset Management, LLC, Endurance General Partners, LP, Endurance Partners (Q.P.), L.P. and Endurance Partners, L.P. Of the total shares, Ewing & Partners, Timothy Ewing, Ewing Asset Management, LLC, Endurance General Partners, LP had sole voting and dispositive power over all the shares.

Endurance Partners (Q.P.), L.P. had sole voting and dispositive power over 3,594,703 shares, Endurance Partners, L.P. had sole voting and dispositive power over 1,436,722 shares and there is no shared voting or dispositive power.

8	In setting forth this information, the Company relied upon the August 8, 2005 Schedule 13G filing of Contrarian Capital Management,. Of the total shares, Contrarian Capital management, LLC had shared voting and dispositive power over all the shares and Contrarian Equity Fund, LP had shared voting and dispositive power over 3,355,669 shares. No amendments have been filed to this Schedule 13G.

9	In setting forth this information, the Company relied upon the August 10, 2005, joint filing of Schedule 13G of Delta Offshore, Ltd. and Trafelet & Company, LLC. Of the total shares, Trafelet & Company had shared voting and dispositive power over all the shares and reporting entity Delta Offshore, Ltd. had shared voting and dispositive power over 1,599,900 shares. No amendments have been filed to this Schedule 13G.

10	In setting forth this information, the Company relied upon the January 2, 2008 filing of Schedule 13D of Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher L. Doucet and Suzette A. Doucet. Of the total shares, Doucet Capital, LLC, Doucet Asset Management, LLC, Christopher Doucet (managing member of Doucet Capital, LLC and CEO of Doucet Asset Management) and Suzette Doucet (member of Doucet Capital and CFO of Doucet Asset Management) had shared voting and dispositive power over all the shares. Doucet Capital, LLC is listed as a holding company which owns Doucet Asset Management, LLC, a SEC registered investment advisor firm. No amendments have been filed to this Schedule 13D.

11	In setting forth this information, the Company relied upon the December 31, 2007 filing of Schedule 13G of Cross River Capital Management, LLC, Cross River Partners LP and Richard Murphy. Of the total shares, Cross River Capital Management, LLC has shared voting and dispositive power over all the shares, Cross River Partners LP has shared voting and dispositive power over all the shares and Richard Murphy has sole voting power over 81,500 of the shares and shared voting and dispositive power over 2,044.062 of the shares. No amendments have been filed to this Schedule 13G.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There were no transactions, or series of transactions, for the years ended December 31, 2007 and 2006 to which Global was a party, in which the amount exceeds $120,000, and in which to the knowledge of Global, any director, executive officer, nominee, five percent or greater shareholder, or any member of the immediate family of any of the foregoing persons, have or will have any direct or indirect material interest.

ITEM 13.    EXHIBITS.

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

2.1 Stock Exchange Agreement and Plan of Reorganization dated April 12, 2002, among the Company, JSC and the shareholders of JSC, incorporated by reference to Exhibit 2.1 to Form 8-K dated May 1, 2003 ...............1

2.1 Stock Exchange Agreement and Plan of Reorganization dated April 30, 2002, among the Company, HAT and the shareholders of HAT, incorporated by reference to Exhibit 2.1 to Form 8-K dated May 3, 2003. .........................1

3.1 Articles of Incorporation of Renegade Venture Corporation, incorporated by reference to Exhibit 3.1 to registration statement on Form S-18, file No. 33-30476 dated August 11, 1989 1 3.2 Bylaws of Renegade Venture Corporation, incorporated by reference to Exhibit 3.2 to registration statement on form S-18, file No.33-30476 dated August 11, 1989 ..................1

3.5 Amendment to Articles of Incorporation of RenegadeVenture Corporation, incorporated by reference from Exhibit 3.5 to Form 8-K dated August 16, 1996............... 1

3.6 Articles and Certificate of Merger dated September 18, 1997, between Renegade Venture Corporation and Renegade Venture (Nev.) Corporation, a Nevada corporation, with Merger Agreement attached thereto as Exhibit A, incorporated by reference to Exhibit 2.1 to Form 8-K dated October 2, 1997. ..................1

3.7 Certificate of Incorporation of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K old-fashioned October 2, 1997 ...............1

3.8 Bylaws of Renegade Venture (Nev.) Corporation, incorporated by reference to Exhibit 3.2 to Form 8-K dated October 2, 1997 ............1

3.9 Articles of Incorporation of Johnstone SoftMachine Corporation, incorporated by reference to Exhibit 3.1 to Form 8-K dated May 1, 2003 ...................1

3.11 Articles of Incorporation of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.1 to Form 8-K dated May 3,2003 .....................1

3.12 Bylaws of Hamilton Aerospace Technologies, Inc., incorporated by reference to Exhibit 3.2 to Form 8-K dated May 3, 2003 .................1

3.13 Amendment to Articles of Incorporation/By-Laws incorporated by reference to Form 8-K dated 12/16/04............. 1

3.14 Amended and Restated Articles of Incorporation of Global dated December 10, 2004 incorporated by reference to the SB-2 registration effective February 8, 2006

14.1 Code of Ethics........................1

21.1 Subsidiaries of the Registrant…………..2

23.1 Consent of Independent Registered Public Accounting Firm ...............................2

23.2 Consent of Independent Registered Public Accounting Firm ............................2

31.1 Rule 13a –14/15d –14 (a) Certifications ....................2

32.1 Section 1350 Certifications ..................2

99.1 1997 Compensatory Stock Option Plan, incorporated by reference to Exhibit 10.1 to Form 8-K dated October 2, 1997 ...............1

99.2 1997 Employee Stock Compensation Plan, incorporated by reference to Exhibit 10.2 to Form 8-K dated October 2, 1997 ..................1

99.3 2002 Compensatory Stock Option Plan, incorporated by reference to Exhibit 99.1 to Form 8-K dated May 1, 2002 ..................1

1 - Incorporated by reference to another registration statement, report or document.

2 - Included as part of this Report.

Filed during 2005:

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was a Press release of Global Aircraft Solutions, Inc. issued January 20, 2005………...1

Item 1.01 and Item 2.03, Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation of a Registrant, respectively and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Form of Loan Agreement among Global Aircraft Solutions, Inc., Hamilton Aerospace Technolgies, Inc. and World Jet Corporation as borrowers and Bank as lender; 99.2, Form of Promissory Note by Global Aircraft Solutions, Inc., Hamilton Aeropsace Technologies, Inc. and World Jet Corporation in favor of Bank as Lender; 99.3, Form of Acknowledgement of Closing date of Line of Credit, issued July 14, 2005………..1.

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was Press Release of Global Aircraft Soluions, Inc. issued August 15, 2005…………..1.

Item 1.01, Entry into a Material DefinitiveAgreement and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Operating Agreement of Jetglobal, LLC and 99.2, Press Release of Global Aircraft Solutions, Inc. issued September 1, 2005……………1.

Item 1.01, Entry into a Material DefinitiveAgreement and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Operating Agreement of Jetglogbal, LLC; 99.2, Press Release of Global Aircraft Solutions, Inc. issued September 1, 2005; 99.3, Aircraft Sale & Purchase Agreement between Jetglobal,LLC and Jetran, LLC, issued September 9, 2005……………1

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1 Aircraft Sale and Purchase Agreement dated November 14, 2005.. …………….1

Item 1.01, Entry into a Material Definitive Agreement, issued November 16, 2005 .......................1

Item 1.01 and Item 2.03, Entry into a Material Definitive Agreement and Creation of a Direct Financial Obligation of a Registrant, respectively and Item 9.01 Financial Statements and Exhibits. The exhibits were 99.1, Press Release of Global Aircraft Solutions, Inc. dated December 13, 2005 and 99.2, Form of Modification to Loan Agreement among Global Aircraft Solutions, Inc., Hamilton Aerospace Technologies, Inc. and World Jet Corporation as borrowers and Bank as lender issued December 14, 2005………...1

Item 2.02, Results of Operations and Financial Condition and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Transcript of November 16, 2005 Conference Call discussing financial performance and results of operations for fiscal quarter ended September 30, 2005, issued December 2, 2005………..1

Item 2.03 Creation of a Direct Financial Obligation of a Registrant. And Item 9.01 Financial Statements and Exhibits. The exhibilts were 99.1, form of Loan Agreement between Hamilton Aerospace Technologies, Inc. as Borrower and M&I Bank as Lender; 99.2, form of Promissory Note by Hamilton Aerospace Technologies, Inc. in favor M&I Bank as Lender; 99.3, Form of Security Agreement between Hamilton Aerospace Technologies, Inc., as grantors, in favor of M&I Bank as secured creditors; 99.4, form of Guaranty between Global Aircraft Solutions, Inc. (“Registrant”) and M&I Bank as Lender, issued February 8, 2005 ...................1

Promissory Note by Hamilton Aerospace Technologies, Inc. in favor M&I Bank as Lender; 99.3, Form of Security Agreement between Hamilton Aerospace Technologies, Inc., as grantors, in favor of M&I Bank as secured creditors; 99.4, form of Guaranty between Global Aircraft Solutions, Inc. (“Registrant”) and M&I Bank as Lender, issued February 8, 2005 ...................1

Item 3.02, Unregistered Sales of Equity Securities, issued August 2, 2005 …………….1.

Item 3.02, Unregistered Sales of Equity Securities, issued September 13, 2005 ……………1

Item 7.01. Regulation FD Disclosure Agreement and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Press Release of Global Aircraft Solutions, Inc. issued November 17, 2005 1 Item 7.01, Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Global Aircraft Solutions, Inc. December 6, 2005 investor Presentation issued December 7, 2005………..1

Filed during 2006:

Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation and Disclosure, and Item 9.01 Financial Statements and Exhibits. The exhibit was 99.1, Transcript of Conference Call of August 15, 2006 discussing financial performance and results of operations for fiscal quarter ended June 30, 2006. Issued August 28, 2006………..1

Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure, and Item 9.01 Financial Statements and Exhibits. The exhibit was the transcript of the May 18, 2006 Conference Call discussing financial performance for fiscal quarter ended March 31, 2006. Issued May 22, 2006………..1

Item 7.01 Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was the Investor Presentation on May 18, 2006. Issued May 19, 2006………..1

Item 2.02, Results of Operations and Financial Condition and Item 9.01, Financial Statements and Exhibits. The exhibit was a copy of the May 16, 2006 Press Release. Issued May 16, 2006 1

Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits. The exhibits were copy of April 25, 2006 Press Release and copy of May 16, 2006 Press Release. Issued May 16, 2006………..1

Item 1.01, Entry into a Material Definitive Agreement, Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, Item 9.01, Financial statements and Exhibits. The exhibit was a Press Release issued May 3, 2006. Issued May 4, 2006………..1

Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits. The exhibit was a copy of the April 25, 2006 Press Release. Issued April 25, 2006 ..................1

Item 2.02 Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure and Item 9.01 Financial Statements and Exhibits. The exhibit was the transcript of April 10, 2006 Conference Call discussing financial performance and results of operations for fiscal year ended December 31, 2005. Issued April 13, 2006……….1

Item 2.02, Results of Operations and Financial Condition, Item 7.01, Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits. The exhibit was copy of April 10, 2006 Press Release. Issued April 11, 2006……….1

Item1.01, Entry into a Material Definitive Agreement, Item 2.03, Creation of a Direct Financial Obligation of a Registrant and Item 9.01, Financial Statements and Exhibits. The Exhibits were Press Release dated December 13, 2005 and a Form of Modification to Loan Agreement with M&I Bank as lender. Issued January 30, 2006 1

Item 1.01, Entry into a Material Definitive Agreement and Item 9.01, Financial Statements and Exhibits. The exhibits were Operating Agreement for Jetglobal, LLC, Press Release issued September 1, 2005 and Aircraft Sale & Purchase Agreement between Jetglobal, LLC and Jetran, which is the subject of a request for confidential treatment. Issued January 25, 2006……….1

Item 4.01, Changes in Registrant’s Certifying Accountant, Item, 5.02, Departure of Directors or Principal Officers; Election of Directors; appointment of Principal Officers, Item 9.01, Financial Statements and Exhibits. The exhibits are Letter from Larry O’Donnell CPA, PC to the SEC and January 9, 2006 Press Release announcing the Change in Registrant’s Certifying Accountant and the addition of a member to the Board of Directors. Issued November 15, 2006 ...............1

Item 2.02, Results of Operations and Financial Condition, Item 7.01 Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits. The exhibit is the transcript of the November 17, 2006 Conference Call discussing financial performance and results of operation for fiscal quarter ended September 30, 2006. Issued November 15, 2006……….1

Item 2.02, Results of Operations and Financial Condition, Item 7.01, regulation and Disclosure, and Item 99.1, Financial Statements and Exhibits. The exhibit was 99.1, Copy of November 15, 2006 Press Release. Issued November 15, 2006………..1

1 - Incorporated by reference to another registration statement, report or document.

2 - Included as part of this Report.

(b) Reports on Form 8-K.

Filed during 4th quarter of 2007:

Issued November 7, 2007, Item 1.01, Entry into a Material Definitive Agreement, Item 2.03, Creation of a Direct Financial Obligation under an Off-Balance Sheet Arrangement of a Registrant, Item 9.01, Financial Statements and Exhibits. The exhibit was a loan extension agreement with the senior lender of the Company.

Issued December 26, 2007, Item 1.01, Entry into a Material definitive Agreement, Item 2.03, Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant, Item 3.02, Unregistered Sales of Equity Securities, Item 3.03 Material Modification to Rights of Security Holders and Item 9.01 Financial Statements and Exhibits. The exhibits were: Form of Senior Secured Debentures, Form of Junior Secured Debenture, Secured Purchase Agreement, Warrant, Registration Rights Agreement, Post Closing Agreement, Pledge and Security Agreement, Form of Aircraft Security Agreement used to secure all subject aircraft and Personal Guaranty all dated December 20, 2007.

Filed during 1st, 2nd and 3rd quarters of 2007:

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

Issued July 9, 2007, Item 4.01, Changes in Registrant’s Certifying Accountant and Item 9.01, Financial Statements and Exhibits. The exhibit was a letter from Moss Adams, LLP to the Securities & Exchange Commission.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table represent aggregate fees billed to the Company for the years ended December 31, 2007 and 2006 by Moss Adams, L.L.P., the company’s former principal accounting firm, and for the year ended December 31, 2007 by, Daszkal Bolton, L.L.P., the Company’s current principal accounting firm.

	Year Ended December 31,
	2007	2006

Audit Fees	$189,317	$63,020
Audit-related Fees (a)	100,364	25,305
Tax Fees (b)	55,883	7,830
All Other Fees (c)	3,950	685
Total Fees (d)	349,514	$96,840

(a)	Primarily audit services for acquisitions and review services

(b)	Primarily tax returns, advice and planning

(c)	Primarily advisory services relating to compliance with reporting requirements

(d)	All fees have been approved by the Audit Committee. All work was performed by the principal accounting firm’s full-time permanent employees.

The Audit Committee has considered whether performance of services other than audit services is compatible with maintaining the independence of Daszkal Bolton, L.L.P.

In 2004, the Audit Committee adopted a formal policy concerning approval of audit and non-audit services to be provided by the independent auditor to the Company. The policy requires that all services Daszkal Bolton L.L.P., the Company’s independent registered public accountant, may provide to the Company, including audit services and permitted audit-related and non-audit pre-approved by the Committee.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 10, 2008

GLOBAL AIRCRAFT SOLUTIONS, INC.

By: /s/ Ian Herman
Ian Herman
Chaiman of the Board of Directors
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Ian Herman	Chairman of the Board of Directors, Chief Executive Officer and Director	April 10, 2008
Ian Herman

/s/ John B. Sawyer	President, Chief Operating Officer and Director	April 10, 2008
John B. Sawyer

/s/ Lawrence Mulcahy	Director	April 10, 2008
Lawrence Mulcahy

/s/ Michael Hannley	Director	April 10, 2008
Michael Hannley

/s/ Seymour Siegel	Director	April 10, 2008
Seymour Siegel

/s/ Gordon Hamilton	Director	April 10, 2008
Gordon Hamilton

/s/ Patricia Graham	Chief Accounting Officer	April 10, 2008
Patricia Graham

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Global Aircraft Solutions, Inc.

We have audited the accompanying balance sheets of Global Aircraft Solutions, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles use d and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Aircraft Solutions, Inc., as of December 31, 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP Boca Raton, Florida April 14, 2008

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting p rinciples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

As described in Note 1 to the consolidated financial statements the Company intends to divest its 30% ownership in Jetglobal, LLC.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based payments to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ Moss Adams LLP Scottsdale, Arizona April 16, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Global Aircraft Solutions, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of Global Aircraft Solutions, Inc. and subsidiaries for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion of these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, results of operations and cash flows of Global Aircraft Solutions, Inc. and subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ EPSTEIN, WEBER & CONOVER, PLC Scottsdale, Arizona April 3, 2006

GLOBAL AIRCRAFT SOLUTIONS Consolidated Balance Sheets December 31, 2007and 2006

ASSETS

	2007	2006

CURRENT ASSETS
Cash and cash equivalents	$1,221,598	$104,440
Accounts receivable	7,412,120	7,870,799
Note receivable	-	455,859
Due from equity investee partner	472,000	3,946,414
Inventory	16,429,501	7,852,691
Restricted funds	196,181	65,500
Deferred income taxes	1,682,948	299,508
Other current assets	752,784	191,114

TOTAL CURRENT ASSETS	28,167,132	20,786,325

Property, plant and equipment	1,024,837	1,521,037
Investments in and advances to affiliates	20,000	6,063,067
Goodwill	38,992	38,992
Deferred income taxes	76,718	-
Other assets	366,469	64,855

TOTAL ASSETS	$29,694,148	$28,474,276

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Balances Sheet
December 31, 2007and 2006

LIABILITIES AND STOCKHOLDERS' EQUITY

	2007	2006
CURRENT LIABILITIES
Notes payable	$10,268,091	$5,101,568
Accounts payable – trade	3,051,776	5,001,567
Customer deposits	419,076	541,878
Billings in excess of costs and estimated
earnings on contracts in progress	822,782	224,046
Accrued liabilities	484,109	493,404
Income taxes payable	673,453	735,466
Capital lease obligations, current portion	62,038	53,247

TOTAL CURRENT LIABILITIES	15,781,325	12,151,176

LONG-TERM LIABILITIES
Capitalized lease obligations, net of current portion	170,990	224,867
Deferred Tax Liability	-	344,027

TOTAL LONG-TERM LIABILITIES	170,990	568,894

TOTAL LIABILITIES	15,952,315	12,720,070

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000
shares authorized in 2007 and 2006; 40,181,601 and
39,587,807 shares issued and outstanding in
2007 and 2006	40,181	39,589
Additional paid-in capital	13,755,973	12,723,591
Contributed capital	620,289	620,289
Retained earnings	(674,610)	2,370,737

TOTAL STOCKHOLDERS' EQUITY	13,741,833	15,754,206

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,694,148	$28,474,276

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Statements of Operations Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Sales
Sales, maintenance, repair and overhaul	$14,364,784	$24,331,466	$19,134,757
Sales, aircraft trading	7,900,000	3,223,000	13,550,500
Sales, parts	2,239,641	4,634,155	6,388,380
Sales, other	239,076	2,353,574	2,155,011
Total sales	$24,743,501	$34,542,195	$41,228,648
Cost of sales
Cost of sales, maintenance, repair and overhaul	$(10,758,759	$(19,776,552	$(16,903,015
Cost of sales, aircraft trading	(6,848,254)	(3,190,369)	(10,019,728)
Cost of sales, parts	(693,607)	(2,012,101)	(3,389,964)
Cost of sales, other	(7,353)	(769,027)	(529,754)
Inventory write down	(393,752)	(192,775)	(215,500)
Total cost of sales	$(18,701,725)	$(25,940,824)	$(31,057,961)

Gross profit	$6,041,776	$8,601,371	$10,170,687

Selling, general and administrative expenses	(10,908,740)	(8,591,738)	(7,780,332)
Penalties	-	(11,742)	(1,061)

(Loss) income from operations	$(4,866,964)	$(2,109)	$2,389,294

Other income (expense):
Interest income	$386,736	$76,414	$245,610
Interest expense	(1,261,813)	(587,183)	(386,927)
Loss on asset disposals	(17,431)
Miscellaneous expense	(111,094)	(197,932)	(110)
Miscellaneous income	107,712	114,874	130,571
Gain on settlement with equity investee partner	488,441		1,268,970
Equity in earnings of unconsolidated affiliate	214,800	1,808,744	(157,874)

Net (loss) income, before income taxes	$(5,059,613)	$1,212,808	$3,489,534
Income tax benefit (expense)	2,014,266	(386,500)	(366,178)
Net (loss) income	$(3,045,347)	$826,308	$3,123,356

Net (loss) income per share, Basic (2007 39,927,725 shares; 2006 39,118,400 shares; 2005 33,848,722 shares).
	$(0.08)	$0.02	$0.09
Net (loss) income per share, Diluted (2007 39,927,725; 2006
40,375,173 shares; 2005 35,260,671 shares).	$(0.08)	$0.02	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

	Shares	Common	Additional Paid in	Contributed	Accumulated
		Stock	capital	capital	earnings	Total
		$	$	$	$	$

Balance December 31, 2004	30,650,386	31,030	7,033,950	620,289	(1,578,927)	6,106,342
Shares sold	7,200,000	7,200	4,644,000			4,651,200
Shares issued under non-cash
warrant provisions	442,829	443	(443)			0
Options exercised	50,000	50	14,950			15,000
Shares issued, directors	200,000	200	76,800			77,000
Shares vested on employment
agreements	75,000	75	55,425			55,500
Net income					3,123,356	3,123,356
Balance December 31,2005	38,618,215	38,998	11,824,683	620,289	1,544,429	14,028,399
Exercise of warrants	387,092	387	95,767			96,154
Share-based payments to
directors	30,000	30	73,470			73,500
Stock issued to employees for
compensation	552,500	552	581,214			581,766
Tax effects of share-based
payments			148,079			148,079
Net income					826,308	826,308
Balance December 31, 2006	39,587,807	39,967	12,723,213	620,289	2,370,737	15,754,206
Exercise of warrants (non-cash)	48,494	48	(48)			0
Share-based payments to
directors	10,000	10	13,890			13,900
Stock issued to employees for
compensation	340,000	340	204,670			205,010
Stock issued to third parties	120,000	120	94,680			94,800
Stock issued to third parties
(restricted)	75,000	75	29,465			29,540
Shares vested on employment
agreements			176,843			176,843
Options issued to a Director			10,546			10,546
Warrants issued with
debentures			581,282			581,282
Repricing of exiting warrants			69,241			69,241
Tax effects of share-based
payments			(148,188)			(148,188)
Reclasification from common
stock to APIC		(379)	379			0
Net loss					(3,045,347)	(3,045,347)
Balance December 31, 2007	40,181,301	40,181	13,755,973	620,289	(674,610)	13,741,833

An additional 1,319,918 shares will be issued on the vesting dates of employment agreements now in force (See Earnings per Share).

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Increase (Decrease) in Cash and Cash Equivalents:

Cash flows from operating activities:
Net (loss) income	$(3,804,875)	$826,308	$3,123,356

Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in income of unconsolidated affiliate	(214,800)	(1,808,745)	157,874
Gain on settlement with equity investee partner	(488,441)	--	(1,268,970)
Depreciation	564,071	582,710	489,818
Amortization	--	162,377	162,376
Write down of inventory	393,753	192,775	212,500
Customer deposits forfeited	(50,000)	--	--
Deferred income taxes	--	175,118	6,400
Federal income tax adjustment	(2,014,266)	--	--
Provision for bad debts	3,610,776	337,508	473,208
Loss on disposal of fixed assets/investments	17,431	50,874	--
Intercompany non-cash transactions	9, 205	--	--
Expenses paid with stock	1,086,360	617,459	326,594
Net adjustments to reconcile Net Income to net cash	3,062,277	310,076	559,800

Changes in Assets and Liabilities:
Accounts receivable	(1,568,540)	(4,003,930)	(2,775,131)
Prepaid expenses	(82,147)	190,625	(115,149)
Inventory	(320,563)	721,969	(5,260,186)
Restricted funds	(130,681)	33,000	(98,500)
Other current assets	(110,510)	--	56,384
Other non-current assets		127,027	(177,788)
Accounts payable – trade	(2,368,573)	(2,235,466)	4,535,546
Accounts payable – related parties	--	--	(6,219)
Customer deposits	197,462	541,878	(280,537)
Billings in excess of cost and estimated
earnings on contracts in progress	598,736	200,588	(942,780)
Income Taxes Payable	48,635	49,563	374,722
Accrued liabilities	(9,294)	(77,320)	(272,908)
Net cash used by operating activities	(3,777,180)	(3,315,682)	(1,279,390)

Cash flows from investing activities:
Purchase of property, plant and equipment	(73,947)	(187,261)	(499,827)
Payments received on notes receivable	473,098	1,547,010	196,390
Distributions from Jetglobal, LLC	--	300,000	--

Investment in GALP	(20,000)	--	--
Investment in Jetglobal, LLC	48,973	(867,046)	(5,222,594)
Net cash provided/(used) by investing activities	428,124	792,703	(5,526,031)

Cash flows from financing activities:
Proceeds from issuance of common stock	--	96,154	4,911,000
Payments related to common stock issued	--	--	(244,800)
Proceeds from bank loans	141,994	5,746,247	7,511,373
Repayments of bank loans	(4,956,391)	(3,419,839)	(4,949,634)
Proceeds from Notes Payable	12,535,000	--	--
Proceeds from Note Payable – related party	1,250,000	--	--
Due to factor	--	--	(604,409)
Payments on notes payable	(3,022,520)	(280,496)	--
Pyaments on notes payable – related party	(1,260,000)	--	--
Payments on capital lease obligations	(56,442)	(25,846)	--
Excess tax benefits from stock options exercised	(148,188)	148,188	--
Other financing activities, net	(17,239)	(5,002)
Net cash provided by financing activities	4,466,214	2,259,406	6,623,530

Net increase (decrease) in cash and cash equivalents	1,117,158	(263,573)	(181,891)
Cash and cash equivalents at beginning of period	104,440	368,013	549,904

Cash and cash equivalents at end of period	$1,221,598	$104,440	$368,013

1.	Interest paid in 2007 was $1,227,001, in 2006 was $558,644 and in 2005 was $375,745.

2.	No taxes were paid in 2007, $14,351 was paid in 2006 and $121,473 was paid in 2005.

Schedule of non-cash investing and financing activities:

  During the 4th quarter of 2005 $1,475,000 in accounts receivable was transferred to a Note receivable. The Note stipulated weekly payments of $52,993.76, had an interest rate of 8 % per annum, and was all due and payable on or before June 9, 2006. The Note was paid.
  During the 4th quarter of 2005, a note receivable in the amount of $600,000 was issued to Avolar Aero Lineas SA de CV. The principal balance at December 31, 2007 was $0.
  During 2007, $8,650,000 of aircraft inventory was received as part of a Settlement Agreement wherein BCI, Global’s partner in Jetglobal, transferred assets to Global in return for Global’s interest in Jetglobal.

Property, plant and equipment increased $11,355 during 2007 as a result of capital lease agreements. Net asset value of machinery and equipment acquired under capital leases totaled $235,670 and net asset value of office equipment acquired under capital leases totaled $77,604 at December 31, 2007. Amortization of assets under capital leases is included in depreciation expense. The actual cash payouts for capital lease obligations are reflected in cash flow statement.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC. Notes to Financial Statements

December 31, 2007, December 31, 2006 and December 31, 2005

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

On July 15, 2004, the Company finalized an agreement to buy 100% of the common stock of World Jet Corporation, a privately held aircraft parts and brokerage company for $2.05 million payable as follows: $1,250,000 in cash at closing, $300,000 in the form of a note maturing January 27, 2005, and 1,000,000 shares of restricted common stock valued at $0.50 per share for the purposes of this transaction ($500,000). The effective date of this agreement is January 1, 2004. The shares were issued in July 2004. As a result of the acquisition, the Company expected to increase its sales to existing customers as well as those serviced by World Jet by combining the products and services of the two companies. It also expected to lower its parts costs through World Jet’s purchasing abilities.

During 2006, the Company formed Mexican corporation, Hamilton Aerospace Mexico, S.A. de C.V. The purpose of the new corporation was to satisfy Mexican governmental requirements related to the flight line servicing of Mexican airline, Avolar Aerolineas, S.A. de C.V.

During 2007, Global transferred its ownership interest in Jetglobal, LLC, an entity in which the Company had a 30% ownership interest, to BCI Aircraft Leasing, ("BCI") the other partner in Jetglobal, LLC in consideration for aircraft inventory and trailing interest in certain claims of Jetglobal against third parties. The Company and BCI executed a final agreement and settlement on April 20, 2007, and revised on June 29, 2007. The terms of the final agreement with BCI did not result in any impairment to the Company.

On September 4, 2007, the Company and Global Aircraft Leasing Partners, LLC, a Delaware limited liability company, (“GALP”) reached a tentative agreement that Global would assume a 40% equity interest in GALP. GALP is a start-up aircraft-leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. It has been mutually agreed by the parties that in consideration for a 40% equity participation in GALP, the company will make a one time capital contribution of $40,000. As further consideration the Company will provide to GALP ongoing technical support to facilitate GALP’s commercial aircraft purchasing, leasing and sales activities. All technical services provided to GALP by HAT and World Jet will be billed at Company-standard rates. The Company had made $20,000 in capital contribution as of December 31, 2007. A final operating agreement has not yet been finalized and Global had no equity participation in GALP for the year ended December 31, 2007. Global will make an additional capital contribution or $20,000 upon the parties reaching a final operating agreement. Global will not be required to invest capital in aircraft acquired by GALP, and all debt assumed by GALP as a result of aircraft acquisitions will be non-recourse with respect to the Company. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities.

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

Reclassifications

Certain amounts in the accompanying financial statements as of December 31, 2006 have been reclassified to conform to the current year presentation, with no effect on reported net income.

Inventory

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new, used parts and parts stripped from aircraft. These stripped parts inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. All aircraft parts inventory are grouped as "Inventory" and accounted under 'Current Asssts'. This is based on standard aviation industry practice of showing all aircraft parts under a single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. It has been and remains our policy to expense any items that we determine to be obsolete, or unlikeable to sell. The Company has an allowance for slow moving and obsolete parts invento ry in the amount of $125,980. This allowance was expense during 2007.

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

The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends, and prospects, as well as the effects of obsolescence, demand, competition, and other economic factors.

Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2007 there are no material amounts in excess of the agreed contract price that the Company seeks to collect f rom customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

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

Earnings per share

Basic earnings per share includes no dilution and is computed by dividing net earnings available to common stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. Reconciliation of EPS for 2007, 2006 and 2005 are as follows:

		For the Year Ended 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net loss	(3,045,347)
Basic and diluted EPS
Income available to common stockholders	(3,045,347)	39,927,725	$(0.08)

		For the Year Ended 2006
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income	$826,308
Basic EPS
Income available to common stockholders	$826,308	39,118,400	$0.02

Warrants		414,022
Options		780,491
Unvested employment agreement shares		62,260

Diluted EPS
Income available to common stockholders and assumed	$826,308	40,375,173	$0.02
conversions

		For the Year Ended 2005
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income	$3,123,356
Basic EPS
Income available to common stockholders	$3,123,356	33,848,722	$0.09

Warrants		639,449
Options		772,500

Diluted EPS
Income available to common stockholders and assumed	$3,123,356	35,260,671	$0.09
conversions

The total weighted average shares outstanding for the diluted earning per share calculation for the year ended December 31, 2006 was 40,375,173. Total weighted average shares outstanding for the diluted earning per share calculation for the year ended December 31, 2005 was 35,260,671.

	Share value	Vesting Date		Antidilutive
	on			warrants,
	Measurement			options,
	Date			pending
				employment
				shares at
				December
				31, 2007

Common Shares
Issued and
Outstanding at
December 31, 2007			40,181,301

Unconverted
Warrants Issued:

@$0.45	$0.65	Vested	2,177,886
@$0.45	$0.41	Vested	1,500,000
@$0.68	$0.50	Vested	300,000
@$1.36	$0.50	Vested	7,740,000	7,740.000

Subtotal			11,717,886

Options Issued:

@$0.17	$0.23	Vested	900,000
@$1.03	$1.03	Vested	30,000	30,000
@$1.05	$1.03	Vested	10,000	10,000

Subtotal			940,000

Awards of stock
pending under
employment contracts

		2007	190,000
		2008	454,918
		2009	425,000
		2010	250,000

Subtotal			1,319,918

Total			54,159,105	7,780,000

Recently Issued Accounting Pronouncements

In June 2006, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted this Interpretation for the year ended December 31, 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The Company does not anticipate that the adoption of this Statement will have a material impact on the Company's consolidated financial statements.

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

Stock-Based Compensation

During 2007, there were options for 10,000 shares, at an option price of $1.05, granted. The options expire in five years from date of issuance and were immediately vested. Using the Black Scholes Model with the monthly stock-prices as variable from April 2002, the call option value of these options were calculated to be $1.05. $10,546 was expensed during 2007 relative to these options. In connection with the adoption of SFAS123R we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS 123R, Staff Accounting Bulletin #107 (SAB 107), we estimated the fair value of stock option on the date of grant using the Black Scholes Options Valuation Model and the following assumptions: Risk free interest rate of 4.54%, Expected life of 2.5 years, Dividend rate of 0% and expected volatility of 283.137% .

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective method. Accordingly, prior period amounts have not been restated. Under the modified prospective method, stock options awards that are granted, modified or settled after December 31, 2005 will be valued at fair value in accordance with provisions of SFAS 123R a nd recognized on a straight line basis over the service period of the entire award. At December 31, 2005, all outstanding stock options were fully vested.

Prior to January 1, 2006, the Company accounted for stock based compensation under the recognition and measurement provisions of APB 25 and related interpretations, as allowed by SFAS 123. The Company had adopted the disclosure-only provisions of SFAS 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. Prior to 2006, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require compensation cost to be recognized for the Company’s stock options as all options previously granted had an exercise price equal to the market value of the underlying common stock on the date of the grant. There were no options granted in the year ended December 31, 2005 nor was there vesting of prior year option grants. Therefore, there was no pro-forma effect for the year ended December 31, 2005.

4.    SEGMENT INFORMATION

The company has divided its operations into the following reportable segments: (i) Aircraft maintenance, repair, and overhaul; (ii) Aircraft Brokerage; (iii) and Part sales. Each segment represents distinct product lines, marketing, and management of its business. Limited other services for each company, which represent a small percentage of income, have been shown in the aggregate.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the summary of significant accounting policies.

Selected information by business segment is presented in the following tables for the years ended December 31, 2007, December 31, 2006 and December 31, 2005.

	2007	2006	2005

	($millions)	($millions)	($millions)

Segment sales:
Aircraft maintenance	14.365	24.331	19.135
Aircraft trading	7.900	3.223	13.551
Part sales	5.723	11.216	10.684
Other	.239	2.354	2.155

Sub Total	28.227	41.124	45.525

Elimination of intersegment sales	-3.483	-6.582	-4.296

Total consolidated sales	24.744	34.542	41.229

Operating income:
Aircraft maintenance	3.606	4.554	2.232
Aircraft trading	1.052	.033	3.531
Part sales	1.152	2.429	2.783
Other	.232	1.585	1.625

Sub total	6.042	8.601	10.171

Selling, general, administrative expense	-10.909	-8.591	-7.780
Penalties	--	-.012	-.001
Other, net	-.896	-.584	.012
Share of Jetglobal net income (aircraft trading)	.215	1.809	1.111
Gain on sale of interest in Jetglobal	.488

Consolidated earnings/(loss) before taxes	-5.060	1.213	3.489

Interest income by segment
Aircraft maintenance	.367	.029
Aircraft trading		.011
Part sales
Corporate	.020	.036	.246
Total interest income	.387	.076	.246

Interest expense by segment
Aircraft maintenance	.757	.059
Aircraft trading		.083
Part sales	.008	.005
Corporate	.497	.440	.387
Total interest expense	1.262	.587	.387

	2007	2006	2005
	($millions)	($millions)	($millions)

Depreciation and amortization by segment
Aircraft maintenance	.418	.410	.330
Aircraft brokerage
Part sales

Corporate	.146	.335	.322
Total	.564	.745	.652

Net asset values:
Aircraft maintenance	8.617		8.872		6.986
Aircraft trading	8.989		1.308		1.225
Part sales	6.939		6.822		8.147

Corporate	5.149		11.472		8.697
Total	29.694		28.474		25.055

Capital expenditures:
Aircraft maintenance	.036		.320		.345
Aircraft brokerage
Part sales

Corporate	.050		.167		.155
Total	.086	*	.487	*	.500

*Includes $.011in 2007 and $.300 in 2006 purchased through capital leases (non-cash).

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

	Year	Year	Year
	Ended	Ended	Ended
	December 31, 2007	December 31, 2006	December 31, 2005
	Dollars	Dollars	Dollars

Afghanistan	$897,905
Angola	63,524	$54,232	$62,028
Australia			1,700
Belgium	55,819
Brazil			5,100
Canada	150	75	688
Cambodia		73,041
Columbia			24,904
Costa Rica	3,152
Germany		1,220	28,025
Hong Kong	30
Indonesia	2,450		835
Ireland			224,141
Israel	42,057	25
Italy	158	955	62,357
Jordan	4,629	2,032,460	2,468,915
Kenya	2,320
Korea		154,010
Lebanon	107,344	290,088	264,681
Lithuania	98,473
Malawi		111,000	868,943
Mexico	3,270,844	6,942,499	2,810,753
Nigeria			308,755
Pakistan	285,520	68,000	382,795
Philippines		230,916
Romania			27,000
Scotland			30,969
Singapore	48,973
South Africa			17,345
Spain		32,600	2,200
Ukraine	13,680
United Arab Emirates	66,869	111,848	9,191,462
United Kingdom	4,360	98,383	61,654
Venezuela			39,704

TOTALS	$4,968,257	$10,201,352	$16,884,954

5.    EQUITY IN NET ASSETS AND ADVANCES TO AFFILIATES

On August 26, 2005, the Company together with BCI Aircraft Leasing, (“BCI”), formed a joint venture, Jetglobal, LLC, a Delaware limited liability company. This was a special purpose LLC formed to acquire and remarket commercial jet aircraft. BCI was primarily responsible for the marketing aspects of Jetglobal while the Company was responsible for the technical, repair and maintenance aspects associated with remarketing purchased aircraft. The Company invested an initial amount of $1,125,000 for a 30% membership interest and BCI invested an initial amount of $2,625,000 for a 70% membership interest in Jetglobal. Pursuant to the terms of Jetglobal’s Operating Agreement, although the Company had a 30% membership and profit interest, it was only respon sible for 25% of the costs and expenses associated with Jetglobal including any business transactions. Management has transferred its ownership interest in Jetglobal, LLC to the other partner, BCI Aircraft Leasing, in consideration for aircraft inventory and a trailing interest in certain claims of Jetglobal against third parties. The parties executed a final agreement and settlement on April 20, 2007, which was revised on June 29, 2007. The terms of the final agreement with BCI did not result in any impairment to the Company. The final agreement calls for a transfer of 6 aircraft with a total value of $8,650,000 and a trailing interest of 18% in the Delta Airlines bankruptcy claim originally estimated to be valued at $2,118,461. (There is also an 18% trailing interest in a lawsuit against AFG for which no value can be estimated at this time.) The gain on this transaction, recorded during the second quarter of 2007 was $27,210. During the third quarter of 2007, BCI, as the appropriately authorized party, beg an negotiating an agreement with a third party to cash-out the Delta claim. As a result of this transaction, the Company’s share of the Delta claim is $622,000. Additionally, during the third quarter of 2007, a reclassification of funds received from BCI in earlier periods reduced the amount due from investee partner by $1,957,692. These funds had been applied to BCI’s regular account receivable with HAT rather than to its “due from investee partner” account. These two events resulted in a revised amount of gain to the Company from the divestiture of its interest in Jetglobal to $488,441; $466,231 was recorded in the third quarter of 2007.

The table below shows the items received by Global as part of the settlement as well as the calculation of the gain on this transaction.

Items/Cash to Global under
settlement:

Aircraft N937AS	$1,150,000		2nd Quarter 2007
Aircraft N302DL	$1,500,000		2nd Quarter 2007
Aircraft N305DL	$1,500,000		2nd Quarter 2007
Aircraft N306DL	$1,500,000		2nd Quarter 2007
Aircraft N308DL	$1,500,000		2nd Quarter 2007
Aircraft N312DL	$1,500,000		4th Quarter 2007
Delta claim	$622,000	*
Total	$9,272,000			$9,272,000

Application to:
Equity in net assets and	$6,428,895	*
advances to affiliates
Due from equity investee	$2,354,664
partner
Total	$8,783,559			$8,783,559

GAIN				$488,441

*As of December 31, 2007, the only outstanding amount is the amount received by BCI for the Delta claim. On December 10, 2007, the Company received $150,000. The remaining $472,000 is to be paid in three installments: two equal installments of $150,000 and a final installment of $172,000. Installments are due each 30 days, commencing January 10, 2008.

**See table below for 2007 activity.

Rollforward of investment balance at December 31, 2006 through the date of the settlement:

	December 31, 2006
	Balance	Debit	Credit	Balance
Equity in net assets of
and advances to affiliates	$6,063,067			$6,063,067

Global’s share of
Jetglobal’s net income,

1st Qtr 2007		$214,800		$6,277,867

Investment in Jetglobal		$200,000		$6,477,867

Distribution to Global			$48,972	$6,428,895

6.     GOODWILL

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

7.    INVENTORY

Inventories include new, used parts and parts stripped from aircraft. These stripped parts inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. All aircraft parts inventory are grouped as “Inventory” and accounted under ‘Current Assets’ category. This is based on standard aviation industry practice of showing all aircraft parts under a single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. It has been and remains our policy to expense any items that we determine to be obsolete, damaged or unlikely to sell. The Company has an allowance for slow moving and obsolete parts inventory in the amount of $125,980. This allowan ce was expensed during 2007.

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

Inventories consisted of the following:

	2007	2006

Maintenance Hardware	$912,745	$1,030,465
Parts for Resale	$6,527,947	$6,554,455
Aircraft & Engine	$8,988,809	$267,771

	$16,429,501	$7,852,691

Management reviews listed inventory items to determine whether there are slow moving or obsolete items. At December 31, 2006, it was management’s determination that the carrying value of the inventory items is appropriate and that there were no items requiring an allowance because the carrying value exceeds net realizable value.

The Significant increase in inventory valve was due to the receipt of aircraft upon disposal by the Company of it’s interest in Jetglobal (see Note 5).

8. PROPERTY AND EQUIPMENT
	2007	2006

Gross Asset Values
Land and improvements	25,094	$25,094
Buildings and improvements	208,542	201,080
Vehicles	66,028	78,161
Machinery and equipment	2,082,521	2,058,291
Computers and software	145,602	332,755
Other office equipment	332,155	112,638
Equipment under capital lease	313,274	305,219
Subtotal	3,173,216	3,113,238
Less accumulated depreciation	2,148,379	1,592,201

Property and equipment, Net	$1,024,837	$1,521,037

During 2007, 2006 and 2005 depreciation expense was $564,071, $582,710 and $489,818 respectively.

Property, plant and equipment include gross assets acquired under capital leases of and $305,219 and $316,574 at December 31, 2006 and December 31, 2007, respectively. Related amortization, which is included in accumulated depreciation, was $24,385 and $88,055 at December 31, 2006 and December 31, 2007, respectively. Net asset value of machinery and equipment acquired under capital leases totaled $235,670 and net asset value of office equipment acquired under capital leases totaled $77,604 at December 31, 2007. Amortization of assets under capital leases is included in depreciation expense.

9.    LEASES AND CAPITAL LEASES

Global’s wholly owned subsidiary, HAT, currently conducts operations on leased property at the Tucson International Airport, (“TIA”). Currently, World Jet is occupying space under this same lease. The lease is a one-year lease commencing March 1, 2005 and permits HAT to apply for two additional one-year options. TIA is implementing a Master Plan for airport development, which precludes issuing a long-term lease to HAT, but will not affect HAT’s facilities for at least five years. There is also executive office space leased at 6451 South Country Club under a five-year lease. Below is a table showing the total of lease commitments at December 31, 2007.

Operating
Leases
	Min Lease	Min Lease	Min Lease	Min Lease	Min Lease	TOTALS
	Payments	Payments	Payments	Payments	Payments
	2008	2009	2010	2011	2012
	$	$	$	$	$	$

Premises 6901
S. Park	318,228	53,038				371,266

Office space
6451 S. Country
Club	39,628	41,006	42,436	36,385		159,455

Inventory
storage 7001 S
Park	210,912	35,152				246,064

Total
Operating
Lease
Commitments	568,768	129,196	42,436	36,385		776,785

The Company has entered into capital lease agreements to facilitate the purchase of various types of equipment. Below is a table showing the total lease commitments under those agreements and the present value of those lease commitments.

Capital
Leases

	Min Lease	Min Lease	Min Lease	Min Lease	Min Lease	TOTALS
	Payments	Payments	Payments	Payments	Payments
	2008	2009	2010	2011	2012
	$	$	$	$	$	$

Telephone
systems	15,699	15,699	15,699	9,367		56,464

Office
equipment	7,641	6,557	402			14,600

A/C
maintenance
equipment	58,470	58,470	58,470	34,107		209,517

Total Capital
Lease
Commitments	81,810	80,726	74,571	43,474		280,581

Present Value
of Capital
Lease
Commitments	62,038	67,282	67,366	36,043		232,729

Rent expense paid during the years ended December 31, 2007, 2006 and 2005 was $598,639, $821,277 and $720,263 respectively.

10.    SHAREHOLDERS' EQUITY

On August 3, 2005, warrants were converted to 7,200,000 shares of common stock at $.68 per share.

On August 30, 2005, warrants were converted to 399,000 shares of common stock under the non-cash conversion terms of the original agreement of issue. No expense was recorded relative to this transaction.

On September 14, 2005, outstanding warrants were converted to 22,812 shares of common stock under the non-cash conversion terms of the original agreement of issue. No expense was recorded relative to this transaction.

On November 23, 2005, 60,000 shares were issued to employees pursuant to 2004 employment agreements. The shares had been fully expensed at issuance.

In the year ended December 31, 2005 the Company granted 200,000 shares under restricted stock awards to two directors. The price at measurement date was $.80 per share 100,000 shares were vested in 2005, $80,000 was expensed in 2005 and 100,000 shares were vested in 2006 and $80,000 was expensed at a rate of 1/12 per month during 2006.

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

On April 7, 2006, 100,000 shares of common stock were issued as compensation for outside consultancy services. The services are to be performed during 2006 and 1/12 of the related expense was taken monthly during 2006. The value of the shares at measurement date was $153,000.

On May 9, 2006, 165,814 shares of common stock were issued under the non-cash provisions of warrants @$.34 per share. The non-cash calculation eliminated all of the availability of 219,000 shares under the warrants.

Under the terms of a new three-year employment contract, which begins June 1, 2006, 75,000 shares of common stock vested on May 31, 2007, 100,000 shares of common stock will vest on May 31, 2008 and 125,000 shares of common stock will vest on May 31, 2009. The measurement date for this transaction is May 3, 2006.

Under the terms of a new three-year employment agreement, which begins June 1, 2006, 10,000 shares of common stock vested during the first quarter of 2007 and 10,000 shares will vest on each of two anniversary dates beginning June 1, 2007, (30,000 shares). The value of the shares at measurement date was $36,900, which will be expensed in equal monthly amounts over the term of the agreement.

Under the terms of a new employment contract, which began July 1, 2006, 20,000 shares of common stock were issued to an employee on August 28, 2006. The agreement calls for 20,000 shares to be earned during the second year and issued July 1, 2007 and 20,000 shares to be earned during the third year and issued July 1, 2008. The price of the stock at measurement date was $1.20 per share. Expenses for the stock will be entered into the financial statements on a monthly basis during the three-year term of the agreement.

On August 8, 2006, 125,124 shares of common stock were issued under the non-cash provisions of warrants @ $0.68 per share. The non-cash calculation eliminated all of the availability of 240,000 shares under the warrants. No expense was recorded relative to this transaction.

On August 28, 2006, 270,000 shares of common stock were issued pursuant to the vesting of shares granted under employment contracts entered into in 2004. The price of the shares at measurement date was $0.60 pre share. The appropriate expense has been entered into the Company’s financial statements, on a monthly basis, during the two-year vesting period.

On September 1, 2006, 20,000 shares of common stock were issued to two directors, 10,000 shares each, under the terms of the director compensation plan approved by the shareholders in the annual meeting held May of 2006. The price of these shares at measurement date was $1.35 per share. Appropriate expenses have been recorded in the Company’s financial statements for the third quarter of 2006

Under the terms of a new three-year employment agreement, which begins December 1, 2006, 10,000 shares of common stock will vest on each of three anniversary dates beginning December 1, 2007, (30,000 shares). The value of the shares at measurement date was $29,100, which will be expensed in equal monthly amounts over the term of the agreement.

On December 29, 2006, 62,500 shares of common stock were issued under an employment agreement. The price at measurement date was $.95. The terms of the employment contract, originally dated June 1, 2006 were amended at this time and 62,500 shares will vest and subsequently be issued each six months during the contract term for a total of $375,000 shares.

On January 24, 2007, warrants were converted under the non-cash conversion terms of the original agreement of issue. A warrant for 95,192 shares was reduced to 48,494 shares under the cashless exercise formula and 48,494 shares were issued. No expense was recorded for this transaction.

On March 29, 2007, 10,000 shares of common stock were issued from the Company’s registered 2003 Employee Stock Compensation Plan under the terms of a Director’s agreement. The value of the shares had been fully expensed when earned.

On May 15, 2007, 210,000 shares of common stock were issued. These shares included 10,000 shares of common stock that were issued from the Company’s registered 2003 Employee Stock Compensation Plan pursuant to a 2006 employment agreement. The value of the shares was $1.23 per share resulting in an expense in the amount of $12,300. The remaining 200,000 shares of common stock were issued in conjunction with two new employment agreements dated April 9, 2007, the measurement date. The value of the shares was $.60 each, resulting in expense in the amount of $120,000 during the second quarter of 2007.

On May 25, 2007, 20,000 shares of common stock were issued from the Company’s registered 2003 Employee Stock Compensation Plan pursuant to an employment agreement. The value of the stock at measurement date was $1.01 per share. The Company recorded share-based compensation of $20,200 during the second quarter of 2007.

On June 4, 2007, the company issued 100,000 shares of common stock from the Company’s registered 2003 Employee Stock Compensation Plan pursuant to a separation agreement with a former employee. The value of the stock at measurement date, May 25, 2007, was $.75 per share and a total of $75,000 was expensed in the second quarter relative to this transaction.

On June 8, 2007, the Company issued 75,000 restricted shares of common stock for services to be rendered under the terms of an agreement for services. The value of the stock at measurement date was $80,250, ($1.07 per share), which Management determined to be the value of the services to be rendered. The Company is recording the expense over the duration of the agreement.

On June 8, 2007, the Company issued 10,000 shares of common stock from the Company’s registered 2003 Employee Stock Compensation Plan pursuant to vesting under a 2006 employment agreement. The stock had been expensed fully at issuance.

On September 14, 2007, The Company issued 120,000 shares of common stock from the Company’s registered 2003 Employee Stock Compensation Plan pursuant to an agreement with a provider of legal services. The closing price of the stock on the date of issue was $0.79. The agreement calls for the stock to be issued as a substitute payment for a portion of existing attorney’s fees and costs. The issuance of the stock reduces the accounts payable account with the legal firm in the amount of $79,226. The Company recorded an additional $15,574 of expense in connection with this transaction.

Options

In January 2005, 50,000 options, issued as compensation for outside consultancy services, were exercised at the option price of $.30 per share.

During 2006, there were options for 30,000 shares at an option price of $1.03 granted. The options are good for a term of five years and were immediately vested. Using the Black Scholes Model with the monthly stock prices as variable from April 2002, the call option value of these options were calculated to be $1.09. $32,600 was expensed during 2006 relative to these options. In connection with the adoption of SFAS123R we assessed our valuation technique and related assumptions. Consistent with the provisions of SFAS123R, Staff Accounting Bulletin #107 (SAB 107), we estimated the fair value of stock options on the date of grant using the Black Scholes Options Valuation Model and the following assumptions: Risk free interest rate of 4.76%, Expected Life of 2.5 years, Dividend rate of 0% and expected volatility of 91.98% .

On March 9, 2007, options for 10,000 shares, at an exercise price of $1.05 per share, granted to a Director pursuant to a compensation agreement. The options are exercisable for a term of five years and were immediately vested. Using the Black Scholes Model, the call option value of these options was calculated to be $1.05. $10,546 was expensed during 2007 relative to these options. Consistent with the provisions of SFAS 123R, Staff Accounting Bulletin #107 (SAB 107), we estimated the fair value of stock option on the date of grant using the following assumptions: Risk free interest rate of 4.54%, Expected life of 2.5 years, Dividend rate of 0% and Expected volatility of 283.137% .

On December 20, 2007, options for 1,500,000 shares at an exercise price of $0.45 per share were granted as part of a Debenture Agreement discussed in these financial statements under Note 12, Notes Payable. The options are exercisable for a term of five years and were immediately vested. Using the Black Scholes Model, the call option value of these options was calculated to be $0.39. $581,282 was expensed during 2007 relative to these options. Consistent with the provisions of SFAS 123R, Staff Accounting Bulletin #107 (SAB 107), we estimated the fair value of stock option on the date of grant using the following assumptions: Risk free interest rate of 3.43%, Expected life of 2.5 years, Dividend rate of 0% and Expected volatility of 170.247% .

On December 20, 2007, warrants for 1,040,866 shares at an exercise price of $1.00 per share and warrants for 1,137,020 shares at an exercise price of $1.36 per share were repriced under the terms of the warrants that were triggered by the issuance discussed above to an exercise price of $0.45 per share. These options are fully vested and are exercisable until September 2, 2009.

The following table shows the shares issued for non-cash transactions, other than warrants, and the expense recorded in each of the years 2005, 2006, 2007 as well as the total recognizable expense of each transaction:

COMMON STOCK – SHARE-BASED PAYMENTS

		Price of shares	Total Fair Value/					Date of Share/
	Shares	(measurement	Expense to be	Measurement				Option
	granted	date)	recognized	date		Shares issued		Issuance	Amount expensed
									2005	2006	2007
Third parties,
for services:
	1,200,000	$0.18	$216,000	10/15/2003	*	1,200,000		10/23/2003	$69,912	$61,233
	400,000	$0.23	$92,000	07/08/2004	*	400,000		07/09/2004	$46,020	$16,692
	100,000	$0.70	$70,000	03/09/2006		100,000		03/09/2006		$70,000
	100,000	$1.53	$153,000	04/04/2006		100,000		04/07/2006		$153,000
						75,000
	75,000	$1.07	$80,250			restricted		06/08/2007			$40,865
Third party
options:
Repricing of
warrants			69,241								$69,241
Options
(1,500,000))			581,282								$581,282

Employees,
employment
agreements:
	180,000	$0.30	$54,000	12/05/2002	*	180,000		08/26/2003
	1,000,000	$0.32	$320,000	10/07/2003	*	1,000,000		07/27/2004
	330,000	$0.60	$198,000	07/12/2004	*	2 issue dates:			$114,162	$46,378
						60,000		11/23/2005

						270,000		08/28/2006
	15,000	$1.30	$19,500	10/24/2005		15,000		11/23/2005	$19,500
	375,000	$0.95	$356,250	05/03/2006	**	62,500		12/29/2006		$71,751	$(12,376)
	30,000	$1.23	$36,900	06/01/2006		10,000		05/15/2007		$10,781	$18,449
						10,000		06/08/2007
	60,000	$1.20	$72,000	07/01/2006	**	20,000		08/28/2006		$33,334	$(8,334)
	40,000	$1.01	$40,400	10/01/2006		20,000		05/25/2007			$40,199
	30,000	$0.97	$29,100	12/01/2006		--	-	--		$790	$9,698
	30,000	$0.97	$29,100	12/01/2006		--	-	--			$10,510
	30,000	$0.97	$29,100	12/01/2006		--	-	--			$10,510
	30,000	$1.15	$34,500	02/11/2007		--	-	--			$10,541
	325,000	$0.60	$195,000	04/09/2007		150,000		05/15/2007			$128,104
	200,000	$0.60	$120,000	04/09/2007		50,000		05/15/2007			$51,536
	100,000	$0.67	$67,000	05/04/2007		100,000		06/04/2007			$67,000
	80,000	$0.71	$56,800	08/28/2007		--	-	--			$19,103
	105,000	$0.71	$74,550	08/28/2007		--	-	--			$8,041

Directors,
under
agreements:
Options
(30,000)			$32,600	08/25/2006				Unexercised		$32,600
Options
(10,000)			$10,546					Unexercised			$10,546
	200,000	$0.80	$160,000	01/21/2005		200,000		11/23/2005	$77,000	$80,000
	10,000	$1.39	$13,900	11/21/2005		10,000		03/09/2006		$13,900
	20,000	$1.35	$27,000	05/13/2006		20,000		09/01/2006		$27,000	$17,545
	10,000	$1.39	$13,900	11/21/2005		10,000		03/29/2007			$13,900

*Shares granted in years prior to 2005 that were under multi-year agreements and expensed in year of grant and applicable succeeding years.

**Underlying contract voided and a new agreement reached due to change in employment circumstances.

Expense of share-based payment transactions is calculated by multiplying the number of shares granted by the closing price of our stock on the measurement date related to the particular transaction.

SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

	TOTAL SHARES	ISSUED	AVAILABLE
PLAN NAME
2002 Compensatory Stock Option Plan	3,000,000	1,045,000	1,955,000
2003 Employee Stock Compensation Plan	5,000,000	4,987,500	12,500

The following table shows the activity of the outstanding warrants during the years ended December 31, 2007 and 2006:

Warrant holder	Exercise	Shares	Repriced	Exercise				Expiration
	Price	underlying,	December 24, 2007	date		Exercised	Shares
		beginning of					issued
		year 2006

Barron Partners	$0.68	7,200,000		08/03/05		7,200,000	7,200,000	-----
	$1.36	7,200,000						05/30/09

J G Capital	$0.34	720,000		08/26/05	*	501,000	399,000	05/30/09
				05/08/06	*	219,000	219,000	-----
	$0.68	540,000		08/08/06		240,000	125,124	05/30/09
	$1.36	540,000						05/30/09

Alpha Capital	$1.00	625,000	625,000					----
	$1.36	625,000	625,000					----
	$0.45	625,000						09/02/09
	$.045	625,000						09/02/09

Greenwich
Growth	$1.00	96,154		03/30/06		96,154	96,154	09/02/09
	$1.36	96,154	96,154					----
	$0.45	96,154						09/02/09

Grushki &
Mittman, PC	$0.52	31,731		09/14/05	*	31,731	22,812
	$1.00	15,865	15,865					----
	$1.36	15,865	15,865					----
	$0.45	15,865						09/02/09
	$0.45	15,865						09/02/09

Heza Holding	$0.52	31,731		12/27/05	*	31,731	21,017
	$1.00	15,865	15,865					----
	$1.36	15,865	15,865					----
	$0.45	15,865						09/02/09
	$0.45	15,865						09/02/09

J G Capital	$0.52	95,192		01/23/07	*	95,192	48,494	09/02/09
	$1.00	47,597	47,597					----
	$1.36	47,597	47,597					----
	$0.45	47,597						09/02/09
	$0.45	47,597						09/02/09

Stonestreet	$1.00	192,308	192,308					----
	$1.36	192,308	192,308					----
	$0.45	192,308						09/02/09
	$0.45	192,308						09/02/09

Whalehaven	$1.00	144,231	144,231					----
	$1.36	144,231	144,231					----
	$0.45	144,231						09/02/09
	$0.45	144,231						09/02/09

Victory Park	$0.45	1,500,000						12/19/12
*Denotes cashless exercise

The following table shows options granted during the years ended December 31, 2007 and 2006:

Option date	Underlying	Option price	Expensed under:	Per share	Amount expensed
	Shares			expense

3/09/2007	10,000	$1.05	Black Scholes	$1.05	$10,546
8/25/2006	30,000	$1.03	Black Scholes	$1.09	$32,600

Stock-based Compensation Disclosure

Stock issued under plans to employees was issued at the value of the stock at the measurement date. All options issued were immediately exercisable. Until 2004, options issued were immediately exercised. Those options issued to employees that were not immediately exercised remained outstanding at December 31, 2007 and are summarized below:

	2007
		Weighted Average
		Exercise Price
Options outstanding at	930,000	$0.198	Exercisable on grant date
beginning of year

Granted during year	10,000	$1.05	Exercisable on grant date

Exercised year	None

Forfeited year	None

Outstanding at	940,000	$0.207	Exercisable on grant date
12/31/2007

Options exercisable at	940,000	$0.207
year end

Weighted average fair	$1.05
value of options granted
during the year

The aggregate remaining contractual lives in years for the 900,000, 30,000 and 10,000 options outstanding and exercisable on December 31, 2007 was 2.47 and 4.85, respectively. Aggregate intrinsic value represents total pretax intrinsic value (the difference between Global’s closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders executed their options on December 31, 2007. This amount changes based on the fair market value of Global’s stock. The total intrinsic value of options outstanding as of December 31, 2007 was $783,300. The total intrinsic value of options exercisable on December 31, 2007 was $783,300. There were no options exercised during the year ended December 31, 2007. The Company issues new shares of common stock upon the exercise of stock options.

The 900,000 options issued in 2004 were issued at $0.06 below the share price on the measurement date. Expense in the amount of $54,000 was included in selling, general and administrative expenses for 2004. Because the options were immediately available the intrinsic value and the fair value of the options is calculated at the same $.23 per share.

	2006
		Weighted Average
		Exercise Price
Options outstanding at	900,000	$ 0.17	Exercisable on grant date
beginning of year

Granted during year	30,000	$ 1.03	Exercisable on grant date

Exercised during year	None

Forfeited during year	None

Outstanding at	930,000	$0.198	Exercisable on grant date
12/31/2006
Options exercisable at	930,000	$0.198
year-end

Weighted average fair	$1.09
value of options granted
during the year

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12.    NOTES PAYABLE

On December 20, 2007, Global and its subsidiaries HAT, World Jet and Hamilton Aerospace S.A. de C.V. ("HATMEX") (collectively the "Companies") entered into and closed on three non-convertible secured debenture financing agreements with two accredited institutional investors ("Holders") in the total amount of $10 million (collectively the "Debentures"). These Debentures consist of (i) one non-convertible senior secured debenture in the amount of $5 million; (ii) one non-convertible senior secured debenture in the amount of $3 million; and (iii) one non-convertible junior secured debenture in the amount of $2 million. The Debentures accrue interest at the rate of 15% per annum which is payable quarterly in arrears beginning April 1, 2008. The Debentures also provide for a cash flow recapture to the Holders equal to 60% of any proceeds related to the sale of Global's aircraft inventory. The Debentures mature on December 19, 2008.

In connection with the Debentures, the Companies and Holders executed a Pledge and Security Agreement, Aircraft Security Agreements, Securities Purchase Agreement, Registration Rights Agreement, and a Post Closing Agreement. Additionally, Global issued a Warrant (as defined and detailed below) to one Holder as an inducement to purchase a Debenture. Mr. John B. Sawyer, President of the Companies, also executed a personal guaranty for $2 million of the Debentures ("Personal Guaranty"). These transaction documents are attached hereto as Exhibits to this Form 8-K. Mr. Ian Herman, CEO of the Companies, executed an identical personal guaranty to Mr. Sawyer for $1 million of the Personal Guaranty.

Pursuant to the Pledge and Security Agreement and Aircraft Security Agreements, the Debentures are secured by (a) a first lien on all the current and future assets of the Companies including any owned aircraft; (b) the equity interests currently held by Global in HAT, WJ and HATMEX; and (c) the 40% membership interest of Global in Global Aircraft Leasing Partners, LLC. However, in the event of default, foreclosure of the foregoing equity and membership interests held by Global can only be enforced if the foreclosure on all other assets of the Companies is insufficient to satisfy repayment of the Debentures.

Similar to the foreclosure conditions set forth in the preceding paragraph, enforcement of the Personal Guaranty cannot occur until and unless the foreclosure on all other assets of the Companies is insufficient to satisfy repayment of the Debentures.

As an inducement for Holder Victory Park Master Fund, Ltd. ("Victory Park") to purchase a Debenture, Global issued Victory Park a 5-year warrant exercisable into 1,500,000 shares of Global common stock ("Common Stock") at an exercise price of $0.45 per share ("Warrant"). However, if Victory Park should choose to exercise the Warrant then it would receive a reduced number of Common Stock shares based upon the cashless exercise formula contained therein.

The Warrant also contains a contingent obligation which shall be determined pursuant to a one-time value test on December 20, 2008 ("Test Date"). In the event that the difference between the Common Stock VWAP (for the 20 trading days prior to such Test Date) and the exercise price multiplied by the number of Warrant shares is not at least equal to $750,000 ("Target Value"), then Global will be obligated to issue an additional warrant to Victory Park. If Global is obligated to issue an additional warrant (such warrant will contain identical terms and provisions as the Warrant set forth above), that warrant shall be exercisable into that number of Common Stock shares that would cause the additional warrant and the Warrant combined to equal the Target Value, but in no event shall the additional warrant be exercisable into more than 500,000 warrant shares.

Under the Registration Rights Agreement, Victory Park cannot request Global to register the underlying warrant shares for at least six months after the closing date. After June 20, 2008, Victory Park can request that Global commence the process to register the warrant shares. If Global is required to register the warrant shares subsequent to June 20, 2008, Global will be obligated to file a registration statement within 45 days of such request and cause the registration statement to become effective within 270 days of filing. In the event Global is asked to file a registration statement and fails to comply with the filing and effectiveness deadlines as set forth above, Global will be obligated to pay Victory Park liquidated damages in the amount of 2% of the total amount of the Debentures each and every month until Global satisfies the filing and/or effectiveness requirements.

The Post Closing Agreement allows the Companies to complete certain conditions of closing within certain time frames subsequent to closing and subjects the Companies to an event of default should the Companies fail to meet such conditions within the time frames set forth in the Post Closing Agreement.

Upon the occurrence of certain events of default as defined in the Debentures and the Post Closing Agreement, including events of default under the transaction documents related to the Debentures, the full principal amount of the Debentures, together with interest and other amounts owing become immediately due and payable. Moreover, an event of default also subjects the assets of the Companies and the equity and membership interests as well as the Personal Guaranty to foreclosure.

Proceeds of the Debentures will be utilized to satisfy and terminate the Companies' existing credit facility ($5,052,336) and other existing indebtedness as well as to pay down certain trade accounts and fund working capital.

Pursuant to the closing of this transaction, the Companies incurred a closing fee equal to 3% of the Debentures and legal and accounting costs.

M&I Marshall & Ilsley Bank has an outstanding Letter of Credit for $128,000 to TAA as part of the lease agreement for the HAT facility. This Letter of Credit is secured by a certificate of deposit in the amount of $128,000.

13.    RELATED PARTY TRANSACTIONS

BCI Aircraft Leasing, Inc.

BCI Aircraft Leasing, Inc., Global’s former partner in Jetglobal, see Note 5, accounted for 17.4% of Company revenue during 2007 and 16.6% during 2006. The account receivable from BCI at December 31, 2007 was $3,895,149 and at December 31, 2006 was $1,827,482.

The Company had no revenue from Jetglobal in 2007. Jetglobal, LLC accounted for 7.2% of the Company’s revenue in 2006. The total amount due to the Company from Jetglobal was $1,093,316 at December 31, 2006. Jetglobal had no accounts receivable balance at December 31, 2007.

New customer GALP accounted for 46.5% of the Company’s revenue in 2007, which included a $7,850,000 aircraft purchase, representing about 32% of revenues.

14.    CONTRACTS IN PROGRESS

At December 31, 2007 and December 31, 2006, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	2007	2006

Costs incurred on uncompleted	$1,670,556	$1,486,387
contracts
Profit earned to date	1,630,873	521,378

	$3,301,329	$2,007,765
Less: Billings to date	(4,124,191)	(2,314,710)

	$(822,762)	$(306,945)

Included in the accompanying balance sheet at December 31, 2007 and 2006 under the following caption:

Billings in excess of costs and estimated earnings on uncompleted contracts

	2007	2006

Billings in excess from above	$(822,762)	$(306,945)
Time and material earnings unbilled		82,899

Net	$(822,762)	$(224,046)

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

15.    TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable represent amounts billed but uncollected on both completed and in-progress aircraft repair and maintenance contracts as well as amounts billed but uncollected on parts shipped to customers.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. The allowance is estimated as a percentage of accounts receivable based on a review of accounts receivable outstanding and the Company's prior history of uncollectible accounts receivable. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Changes in the valuation allowance were material to the financial statements in 2007 and 2006. During 2007, the Company had bad debt expense of $3,610,776. During 2006, the Company had bad debt expense of $338,000. The Company believes its allowance at December 31, 2007 is adequate based upon review of our outstanding accounts receivable at December 31, 2007.

As of December 31, 2007 and December 31, 2006, trade accounts receivable consist of the following:

	2007	2006

Contracts in progress	$2,393,224	$1,158,998
Completed contracts	$7,789,974	$7,185,118
	$10,183,198	$8,344,116
Less: allowance for doubtful accounts	(2,771,078)	(473,317)
	$7,412,120	$7,870,799

The amounts charged to the allowance for doubtful accounts are as follows for the years ended December 31:

	Balance at the	Charged to		Balance at the
Year	Beginning of Year	Expense	Deductions	End of Year

2005	$53,149	$473,208	$(233,850)	$292,507
2006	$292,507	$337,508	$(156,697)	$473,318
2007	$473,318	$3,610,776	$(1,313,016)	$2,771,078
Deductions represent recovery of previously reserved amounts.

16.    INCOME TAXES

The following table summarized components of income tax expense for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005

Current provision/(benefit)	$(476,480)	$211,382	$372,578
Deferred provision/(benefit)	(1,537,786)	175,118	(6,400)
	$(2,014,266)	$386,500	$366,178

Below is a reconciliation of the differences between the effective and statutory rates as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal income tax expense (benefit) at statutory rate (34%)	$(1,736,804)	$412,355	$1,186,442
State income tax expense (benefit) net of federal tax effect	(145,734)	84,654	174,476
Benefit of net operating loss carryover			(951,200)

Other	(180,074)	(57,000)
Permanent differences	48,345	31,145	(43,540)
Tax credits		(84,654)

Net income tax expense	$(2,014,266)	$386,500	$366,178

The components of deferred taxes at December 31, 2007 and 2006 in the accompanying balance sheet is summarized below:

	2007	2006

Deferred tax assets
Allowance for bad debts	$1,127,773	$186,802
Amortization of intangibles	155,149	164,069
Accrued vacation and compensation	33,113	85,413
Inventory reserve	51,274
Fixed asset basis	120,748
Stock compensation	215,804
Other	55,749	27,293
	$1,759,666	$463,577

Deferred tax liabilities

Depreciation		139,911

Investment in affiliate		368,185

Deferred tax liabilities	0	508,096

Valuation allowance	0	0

Deferred tax assets (liabilities), net	$1,759,666	$(44,519)

During 2007, the Company was notified of an Internal Revenue Service, ("IRS"), examination for the 2005 tax year.

The income tax payable reflects liabilities related to the 2005 and 2006 tax years including preliminary adjustments resulting from the 2005 IRS audit. The income tax payable also includes the tax benefit relatd to the 2-year carryback of th 2007 tax net operating loss, ("NOL"). The Company expects to realize the benefit of the 2007 NOL carryback in conjuncation with the settlement of adjustments resulting from the IRS audit. The Company's current taxes payable also includes $81,208 and $63,192 of interst related to the 2005 and 2006 tax years respectively, and includes amounts resulting from the preliminary adjustments related to the 2005 audit.

17.    CONCENTRATIONS

Revenues

The Company’s top four customers accounted for 80.5% of sales during the year ended December 31, 2007. The Company’s top four customers accounted for 52.4% of sales during the year ended December 31, 2006 and 37.6% during the same period in 2005. Three customers accounted for 63.8% of the Company’s accounts receivable at December 31, 2006. Five customers accounted for 45% of the Company’s accounts receivable at December 31, 2005. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers reference above for 2007, 2006 and 2005 are listed in the table below:

2007-Top Four	2007- % Of	2006-Top Four	2006- % Of	2005-Top Four	2005 - % Of
Customers	Revenues	Customers	Revenues	Customers	Revenues

Customer I	46.5	Customer E	18.4	Customer A	16.7
Customer F	17.4	Customer F	20.3	Customer B	8.3
Customer E	13.9	Customer G	7.2	Customer C	6.6
Customer J	3.6	Customer H	6.5	Customer D	6.0
Top Four-2007 Total	80.5	Top Four-2006	52.4	Top Four-2005	37.6
%		Total %		Total %

Cash

We are potentially subjected to concentration of credit risks through our cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits. At December 31, 2007 and 2006 cash and cash equivalents held in excess of FDIC insurance limits were approximately $900,000 and $0, respectively.

18.    SUBSEQUENT EVENTS

A settlement agreement was reached in HAT's suit against Admiral Merchants Motor Freight, Inc. in February 2008. On April 9, 2008, the Company received $149,258, representing payment in full, less legal fees.

During February 2008, HAT reached a settlement agreement related to the complaint filed by Petro Energy Corporation in in June of 2007. HAT paid $179,278 on March 28, 2008 for full and final settlement of the fuel claim and the $17.5 million claim for fuel services provided to Avolar was withdrawn and dismissed with prejudice.

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

We conducted our audits in accordance with accordance with generally accepted auditing standards of the United States of America.. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant e stimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ Moss Adams LLP
April 17, 2007
Scottsdale, Arizona

JETGLOBAL, LLC
BALANCE SHEET
December 31, 2006 and December 31, 2005

ASSETS
	2006		2005
CURRENT ASSETS

Accounts receivable	$830,445	$
Inventory	16,234,615		9,578,842
Deposits	350,000		5,488,468
Prepaid insurance	103,950

TOTAL CURRENT ASSETS	$17,519,010		$15,067,310

TOTAL ASSETS	$17,519,010		$15,067,310

The accompanying notes are an integral part of these financial statements.

JETGLOBAL, LLC
BALANCE SHEET
December 31, 2006 and December 31, 2005

LIABILITIES AND MEMBERS' EQUITY
	2006			2005

CURRENT LIABILITIES
Notes payable – short term	$1,427,189		$
Accounts payable – trade	800,434			76,055
Due to related parties	1,091,316
Commitments and contingencies

TOTAL CURRENT LIABILITIES	$3,318,939	$		$76,055

TOTAL LIABILITIES	$3,318,939	$		$76,055

MEMBERS’ EQUITY
BCI Aircraft Leasing	3,596,247			11,156,444
Global Aircraft Solutions	5,100,918			4,361,056
BCI Aircraft Leasing Retained Earnings (Loss)	3,852,034			(368,372)
Global Aircraft Solutions Retained Earnings (Loss)	1,650,872			(157,873)

TOTAL MEMBERS’ EQUITY	$14,200,071			$14,991,255

TOTAL LIABILITIES AND MEMBERS’ EQUITY	$17,519,010	$		$15,067,310
The accompanying notes are an integral part of these financial statements.

JETGLOBAL, LLC STATEMENT OF OPERATIONS

For the Years ended December 31, 2006 and the Period from Inception (August 26, 2005) to December 31, 2005

			From Inception
			(August 26, 2005)
			To
			December 31,
	2006		2005

Revenue
Net aircraft sales	$12,429,860	$
Net aircraft leases	1,893,232
Total revenue	$14,323,092

Cost of sales	(7,150,356)

Gross profit	7,172,736

Selling, general and administrative expense	(1,012,979)		(526,245)

Gain /(loss) from operations	6,159,757

Other income (expense):
Interest expense	(130,606)

Net income/(loss)	$6,029,151		$(526,245)

The accompanying notes are an integral part of these financial statements.

JETGLOBAL, LLC

STATEMENT OF MEMBERS’ EQUITY

For the year ended December 31, 2006 and the Period from Inception (August 26, 2005) To December 31, 2005

	BCI	GLOBAL	TOTAL

Members’ equity August 26, 2005	0	0	0
Capital contributions	$15,423,750	$4,576,440	$20,000,190
Distributions	(3,621,152)	(861,538)	(4,482,690)
Other payments	(646,154)	646,154
Net loss	(368,372)	(157,873)	(526,245)

Members’ Equity, December 31, 2005	$10,788,072	$4,203,183	$14,991,255

Capital contributions	4,287,451	2,258,612	6,546,063
Distributions	(11,066,398)	(300,000)	(11,366,398)
Net profit	4,220,406	1,808,745	6,029,151

Members’ Equity, December 31, 2006	$7,448,281	$6,751,790	$14,200,071

The accompanying notes are an integral part of these financial statements.

JETGLOBAL, LLC Consolidated Statement of Cash Flows

For the Years ended December 31, 2006 and the Period from Inception (August 26, 2005) to
December 31, 2005

		From Inception
		(August 26, 2005) to
	2006	December 31, 2005

Cash flows from operating activities:
Net income (loss)	$6,029,151	$(526,245)

Adjustments to reconcile net profit to net cash	0	0
provided (used) by operating activities:

Changes in Assets and Liabilities:
Accounts receivable	(830,445)
Prepaid expenses	(103,950)
Inventory	(2,028,843)	(9,578,842)
Deposits	(350,000)	(5,488,468)
Accounts payable-trade	1,815,695	76,055

Net cash provided by/(used for) operating activities	4,531,608	(15,517,500)

Cash flows from investing activities:
Net cash used for investing activities	0	0

Cash flows from financing activities:
Cash in by partners	4,546,064	20,000,190
Cash out by partners	(10,504,861)	(175,000)
Funds received on notes payable	4,257,000
Payments made on notes payable	(2,829,811)

Net cash provided by (used for) financing activities	(4,531,608)	19,825,190

Net increase in cash and cash equivalents	0	0

Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$0	$0

Supplemental schedule of non-cash financing activities
Aircraft inventory distributed to members	$861,538	$4,307,690

Interest paid for the year ended December 31, 2006 was $130,606. No interest was paid for the year ended December 31, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements.

JETGLOBAL, LLC NOTES TO FINANCIAL STATEMENTS December 31, 2006 and 2005

1.    BASIS OF PRESENTATION

Jetglobal, LLC (the “Company”) was formed on August 26, 2005 to operate as an aircraft trading and leasing company. The Company’s members are BCI Aircraft Leasing Company, (”BCI”), which owns 70% and Global Aircraft Solutions, Inc., (“Global”), which owns 30%. The Company’s customers are international second and third tier airlines and leasing companies, who are located and operate worldwide. As a limited liability company, the liability of any individual member for the obligations of the Company is limited to the extent of capital contributions to the Company by the individual member

The Company operated in a single business segment, aircraft trading. However, as discussed in Note 5, 12 aircraft acquired remained under lease arrangements with Delta Airlines. As a result, the Company had residual lease income from those lease arrangements. As the leases expired during 2006 the lease income ceased. The Company does not intend to enter into other leasing activity.

Subsequent to December 31, 2006, the two members agreed to wind up the operations of the Company in 2007. The members are negotiating a settlement to distribute all of the assets of the Company to the two members. The distribution of the net assets to the two members is intended to be based upon the carrying value of those net assets.

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

5.    INVENTORY

Inventories consisted of the following aircraft with associated costs:

			December 31,	December 31,
			2006	2005

N301	DL	737-200	861,538
N302	DL	737-200	861,538
N303	DL	737-200	861,538
N304	DL	737-200	861,538
M305	DL	737-200	861,538
N306	DL	737-200	861,538
N307	DL	737-200	861,538	861,538
N308	DL	737-200	861,538
N309	DL	737-200	861,538
N314	DL	737-200	861,539
N316	DL	737-200	861,539	861,538
N317	DL	737-200	861,539	861,358
N318	DL	737-200	861,539	861,538
N320	DL	737-200		861,538
N321	DL	737-200		861,538
N322	DL	737-200		861,538
N323	DL	737-200	775,000	775,000
N326	DL	737-200	861,539
N327	DL	737-200		861,538
N328	DL	737-200		861,538
N329	DL	737-200	861,539
N330	DL	737-200	861,539
N332	DL	737-200	525,000	525,000
N334	DL	737-200		525,000
N382	DL	737-200
N937	AS	MD80	1,150,000
			$16,234,615	9,578,842

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

6. MEMBER EQUITY ACCOUNTS

The operating agreement calls for member BCI Aircraft Leasing to be responsible for 75% of the costs and member Global Aircraft Solutions to be responsible for 25% of the costs for the partnership. However the profits and liquidation are to be split 70% to BCI and 30% to Global. An analysis of the partnership Cash In/Out accounts, at December 31, 2006, is presented below:

		75%/25% of total	Due from/(Due to)
		Cash In/ Cash Out	Member

BCI Aircraft Leasing	3,596,247	6,522,874	(2,926,627)

Cash In/Out
Global Aircraft	5,100,918	2,174,291	2,926,627
Solutions Cash
In/Out

Total Cash in/Out	8,697,165

As mentioned earlier, the two members agreed to wind up the operations of the Company in 2007. The members are negotiating a settlement for the exchange of consideration for the membership interest held by Global. (See Note 1.) 7. DEPOSITS

At December 31, 2005, the Company had $5.4 million on deposit in escrow related to the purchase of the 26 aircraft bought under the Omnibus Sales Agreement. At December 31,2006, these deposits had been used and the purchase of the original 26 aircraft was complete. At December 31, 2006, the Company had $350,000 on deposit related to supplying DIP financing for bankrupt Falcon Airlines. Subsequent to December 31, 2006, the presiding judge in the case has ordered the return of the $350.000.

8.    RELATED PARTY TRANSACTIONS

During 2005, Jetglobal had a sale rescinded due to a customer c anceling a sales agreement. This sale was guaranteed by BCI. In settlemelnt of the guarantee commitment to Jetglobal, BCI agreed to take the aircraft in a distribution from Jetglobal and provide Global with a payment equal to the share of lost earnings. As a result, BCI and Global entered into a settlement agreement for $1,957,692. This transaction was accounted for as a distribution to BCI in 2005 at the aircraft carrying value of $2,100,000. BCI settled its guarantee obligation directly with Global. The payment of $1,957,962 was made by BCI to Global in January 2006.

9.    CONCENTRATION OF REVENUES

During 2006,I sales to Northern Air Cargo comprised for 38% of Company revenue, Air Philippines comprised 30%, Royal Khmer Airlines comprised 19% and RAVSA comprised 14%.