Form 10-Q
period 2008-03-31
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2008-05-15
CIK 854171

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended March 31, 2008
[ ]	Transition report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
	For the transition period from	_____________________to____________________

Commission File No. 0-28575

GLOBAL AIRCRAFT SOLUTIONS, INC.

(Exact name of issuer as specified in its charter)

NEVADA	84-1108499
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

6901 South Park Avenue
Tucson, Arizona 85706
Mail: P.O. Box 23009
Tucson AZ	85734-3009
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 294-2481

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes [ x ] No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated file, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller Reporting Company [ x ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [ x ]

The registrant had 40,181,301 shares of its Common Stock outstanding as of March 31, 2008.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Consolidated Balance Sheets (unaudited): As of
March 31, 2008 and December 31, 2007	3

Condensed consolidated Statements of Operations (unaudited):
For the three months ended March 31, 2008 and 2007	5

Condensed Consolidated Statement of Changes in Stockholders’
Equity (unaudited): For the year ended December 31, 2007 and
Three months ended March 31, 2008	6

Condensed Consolidated Statements of Cash Flows (unaudited):
For the three month periods ended March 31, 2008 and 2007	7

Item 2. Management’s Discussion and Analysis of Financial Condition	15

Item 3. Controls and Procedures	19

Item 3A. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 6. Exhibits	20

Signatures	21

Certifications

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(unaudited)

ASSETS
	March 31,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$269,176	$1,221,598
Accounts receivable, net	8,735,347	7,412,120
Due from equity investee partner	347,000	472,000
Inventory	14,977,569	16,429,501
Restricted funds	372,005	196,181
Deferred income taxes	1,682,948	1,682,948
Other current assets	561,136	752,784

TOTAL CURRENT ASSETS	26,945,181	28,167,132

Property, plant and equipment, net	922,906	1,024,837
Investments in and advances to affiliates	20,000	20,000
Goodwill	38,992	38,992
Deferred taxes	76,718	76,718
Other assets	123,288	366,469

TOTAL ASSETS	$28,127,085	$29,694,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
March 31, 2008 and December 31, 2007
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	December 31,
	2008	2007
CURRENT LIABILITIES
Notes payable	$9,085,479	$10,268,091
Notes payable, related party	300,000	--
Accounts payable – trade	1,926,603	3,051,776
Customer deposits	465,097	419,076
Billings in excess of costs and estimated
earnings on contracts in progress, net	1,099,113	822,782
Accrued liabilities	436,350	484,109
Income taxes payable	702,413	673,453
Current maturities – capital lease obligations	63,540	62,038

TOTAL CURRENT LIABILITIES	14,078,595	15,781,325

LONG-TERM LIABILITIES

Capitalized lease obligations	154,904	170,990

TOTAL LONG-TERM LIABILITIES	154,904	170,990

TOTAL LIABILITIES	14,233,499	15,952,315

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized no
shares issued or outstanding 2008 and 2007	--	--
Common stock, $.001 par value, 100,000,000 shares authorized and 40,181,301 and 39,587,807 shares issued and
outstanding 2008 and 2007	40,181	40,181
Additional paid-in capital	13,853,944	13,755,973
Contributed capital	620,289	620,289
Accumulated deficit	(620,828)	(674,610)

TOTAL STOCKHOLDERS' EQUITY	13,893,586	13,741,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,127,085	$29,694,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
For the Three Months ended March 31, 2008 and March 31, 2007
(unaudited)

	Three	Three
	Months	Months
	ended	ended
	March 31,	March 31,
	2008	2007
Sales
Sales, maintenance, repair and overhaul	$3,571,155	$5,534,331
Sales, aircraft trading	1,993,750	50,000
Sales, parts	1,106,462	630,669
Sales, other	207,618	14,000
Total sales	6,878,985	6,229,000
Cost of sales
Cost of sales, maintenance, repair and overhaul	(2,306,565)	(3,751,280)
Cost of sales, aircraft trading	(1,220,131)	(234)
Cost of sales, parts	(569,645)	(374,009)
Cost of sales, other	(140,768)	(435)
Inventory write-down	(37,938)	--
Total cost of sales	(4,275,047)	(4,125,958)

Gross profit	2,603,938	2,103,042

Selling, general and administrative expense	(2,130,971)	(1,599,485)

Income from operations	472,967	503,557

Other income (expense):
Interest income	4,492	6,443
Interest expense	(395,814)	(131,600)
Miscellaneous income	2,174	21,999
Miscellaneous expense	--	(100,000)
Equity in income of unconsolidated affiliate	--	214,800

Net income, before taxes	83,819	515,199
Provision for income taxes	(30,037)	(180,334)

Net income	$53,782	$334,865
Net income per share, Basic 2008 1st Qtr 40,181,301
shares; 2007 1st Qtr 39,624,241 shares.	$0.00	$0.01
Net income per share, Diluted 2008 1st Qtr
42,015,419 shares; 2007 1st Qtr 40,938,253 shares.	$0.00	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.

     Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Year Ended December 31, 2007 and the Three Months Ended March 31, 2008
 (unaudited)

			Additional	Contributed	Retained	Stockholder
			Paid-in	Capital	Earnings	Equity
	Shares		Capital

Balance December 31,
2006	39,587,807	$39,967	$12,723,213	$620,289	$2,370,737	$15,754,206
Exercise of warrants,
(non-cash)	48,494	48	(48)			--
Share-based payments to
directors	10,000	10	13,890			13,900
Stock issued to
employees for
compensation	340,000	340	204,670			205,010
Stock issued to third
parties	120,000	120	94,680			94,800
Stock (restricted) issued
to 3rd parties for current
and future services	75,000	75	29,465			29,540
Shares vested on
employment agreements			176,843			176,843
Options issued to a
Director			10,546			10,546
Warrants issued with
debentures			581,282			581,282
Repricing of existing
warrants			69,241			69,241
Tax effects of share-
based payments			(148,188)			(148,188)
Reclassification from
commons stock to APIC		(379)	379			--
Net loss, 2007					(3,045,347)	(3,045,347)
Balance December 31,
2007	40,181,301	$40,181	$13,755,973	$620,289	$(674,610)	$13,741,833
Shares vested on
employment agreements			97,971			97,971
Net income					53,782	53,782
Balance March 31,
2008	40,181,301	$40,181	$13,853,944	$620,289	$(620,828)	$13,893,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

     GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
For the Three Months ended March 31, 2008 and 2007
(unaudited)

	2008	2007
Cash flow from operating activities:
Net Income	$53,782	$334,865

Adjustments to reconcile net profit to net cash
used in operating activities:
Depreciation	114,083	150,173
Equity in income of unconsolidated affiliate	--	(214,800)
Physical inventory adjustments	37,938	--
Bad debt expense	5,599	--
Customer Deposits-Forfeited	--	(50,000)
Stock based compensation expense	107,972	58,408
Intercompany Non-Cash Transactions	(10,000)	--

Changes in Assets and Liabilities:
Accounts receivable	(1,444,509)	(1,397,087)
Prepaid expenses	191,648	83,579
Inventory	1,413,992	179,894
Restricted funds	(175,824)	--
Deposits	18,347	(43,853)
Other non-current assets	74,309	--
Accounts payable-trade	(884,490)	(718,410)
Customer deposits	196,546	156,108
Billings in excess of cost and estimated
earnings on contracts in progress, net	276,331	1,156,459
Income tax payable	28,960	180,334
Accrued liabilities	(47,759)	(113,248)
Net cash used in operating activities	(43,075)	(237,578)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,152)	(9,869)
Notes receivable	--	116,672
Net cash (used in) provided by investing activities	(12,152)	106,803

Cash flows from financing activities:
Proceeds from bank loans	--	57,603
Repayment of loans	(999,990)	--
Payments on capital lease obligations	(14,583)	(16,939)
Proceeds from note payable, related party	300,000	200,000
Payments on notes payable	(182,622)	(194,768)
Other financing activities, net	--	(4,808)
Net cash used in provided by financing activities	(897,195)	41,088

Net decrease in cash and cash equivalents	(952,422)	(89,687)

Cash and cash equivalents at beginning of period	1,221,598	104,440

Cash and cash equivalents at end of period	$269,176	$14,753
.

Interest paid for the three-month periods ended March 31, 2008 and 2007 was $400,229 and 126,657, respectively.

Taxes paid during the three-month periods ended March 31, 2008 and 2007 were $0.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

These Condensed Consolidated Financial Statements include the accounts of Global Aircraft Solutions, Inc., and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. (“HAT”) and Johnstone Softmachine Corporation (“Johnstone”), and World Jet Corporation (“World Jet”), collectively, the “Company” or “Global”. HAT and Johnstone were acquired by Global on May 2, 2002. Johnstone is currently inactive.

All material transactions and accounts with the subsidiaries have been eliminated from the consolidated financial statements.

These Condensed Consolidated Financial Statements have been prepared by the Company without audit. These Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company for the three months ended, March 31, 2008 and 2007 and cash flows for the three months ended March 31, 2008 and 2007. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Condensed Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

2. ORGANIZATIONS AND NATURE OF OPERATIONS

On September 4, 2007, the Company and Global Aircraft Leasing Partners, LLC, a Delaware limited liability company, (“GALP”) reached a tentative agreement that Global would assume a 40% equity interest in GALP. GALP is a start-up aircraft-leasing venture formed to acquire aircraft, through a combination of debt and equity financing, and lease these commercial jet aircraft to operators throughout the world. It has been mutually agreed by the parties that in consideration for a 40% equity participation in GALP, the company will make a one time capital contribution of $40,000. As further consideration the Company will provide to GALP ongoing technical support to facilitate GALP’s commercial aircraft purchasing, leasing and sales activities. All technical services provided to GALP by HAT and World Jet will be billed at Company-standard rates. The Company had made $20,000 in capital contribution as of December 31, 2007. A final operating agreement has not yet been finalized and Global had no equity participation in GALP for the quarter ended March 31, 2008. Global will make an additional capital contribution of $20,000 upon the parties reaching a final operating agreement. Global will not be required to invest capital in aircraft acquired by GALP, and all debt assumed by GALP as a result of aircraft acquisitions will be non-recourse with respect to the Company. Other members of GALP will include equity funding specialists and aircraft leasing professionals. Global and GALP have also agreed that Global will have first right of refusal for all aircraft maintenance, aircraft parts and technical consulting requirements that GALP may have as a result of its aircraft acquisition and leasing activities.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers cash and investments in securities with maturities at the date of purchase of three months or less to be cash and cash equivalents.

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

Reclassifications

Certain amounts in the accompanying financial statements as of March 31, 2007 have been reclassified to conform to the current year presentation, with no effect on reported net income.

Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2007 and March 31, 2008 there were no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

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

Recently Issued Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS 141(R)). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for annual periods beginning after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (SFAS 160). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interests as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date.

Earnings per share

Basic earnings per share includes no dilution and is computed by dividing net earnings available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. Reconciliation of EPS for the three-month period ended March 31 of 2008 and 2007 are as follows:

	For the Three Months ended March 31, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income	53,782
Basic EPS
Income available to common stockholders	53,782	40,181,301	$0.00

Warrants		--
Options		517,500
Unvested employment agreement shares		1,316,618
Diluted EPS
Income available to common stockholders and assumed
conversions	53,782	42,015,419	$0.00

	For the Three Months ended March 31, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income	$334,865
Basic EPS
Income available to common stockholders	$334,865	39,624,241	$0.01

Warrants		148,339
Options		753,173
Unvested employment agreement shares		412,500
Diluted EPS
Income available to common stockholders and assumed
conversions	$334,865	40,938,253	$0.01

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

5.   TRADE ACCOUNTS RECEIVABLE

As of March 31, 2008 and December 31, 2007, trade accounts receivable consist of the following:

	March 31,	December 31,
	2008	2007

Contracts in progress	$1,822,251	$2,393,224
Completed contracts	9,682,839	7,789,974
	$11,505,090	$10,183,198
Less: allowance for doubtful accounts	(2,769,743)	(2,771,078)
	$8,735,347	$7,412,120
Bad debt expense during the first three months of 2008 was $5,599.

6. INVENTORY

Inventories consisted of the following:	March 31, 2008	December 31, 2007

Maintenance hardware	$965,324	$912,745
Parts for resale	6,297,938	6,527,947
Aircraft & engines	7,714,307	8,988,809
	$14,977,569	$16,429,501

Management reviews listed inventory items to determine whether there are slow moving or obsolete items on an annual basis. At March 31, 2008 it was Management’s determination that the carrying value of the inventory items, after adjustment for inventory write down, is appropriate and that there were no items requiring an allowance because the carrying value exceeded net realizable value.

7.   NOTES PAYABLE

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

At March 31, 2008, the Company was in compliance with the covenants of these non-convertible secured debentures. At March 31, 2008, the outstanding balance was approximately $9M.

See Note 12, Related Party Transactions, below.

8.    CONTRACTS IN PROGRESS

At March 31, 2008 and December 31, 2007, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	March 31,		December 31,
	2008		2007
Costs incurred on uncompleted contracts	$2,532,748		$1,670,556
Profit earned to date	2,116,089		1,630,873

	$4,648,837		$3,301,429
Less: Billings to date	(5,946,216)		(4,124,211)

	$(1,297,379)	$	(822,782)

Included in the accompanying balance sheet at March 31, 2008 and December 31, 2007, under the following caption: Billings in excess of costs and estimated earnings on uncompleted contracts.

	March 31,		December 31,
	2008		2007

Billings in excess from above	$(1,297,379)	$	(822,782)
Time and material earnings unbilled	198,266		--
Net	$(1,099,113)	$	(822,782)

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

9. SHAREHOLDERS' EQUITY

SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

					AVAILABLE
PLAN NAME			TOTAL SHARES	ISSUED	March 31, 2008

2002 Compensatory Stock Option Plan			3,000,000	1,045,000	1,955,000
2003 Employee Stock Compensation Plan			5,000,000	4,987,500	12,500

Stock-based Compensation Disclosure

Stock issued under plans to employees was issued at the value of the stock at the measurement date. All outstanding options were exercisable at the grant date. Those options issued to employees that were not immediately exercised remained outstanding at March 31, 2008 and are summarized below:

	March 31, 2008
		Weighted Average
		Exercise Price
Options outstanding at
beginning of year	940,000	$0.207	Exercisable on grant date
Granted during quarter 1	None
Exercised during quarter 1	None
Forfeited during quarter 1	None
Outstanding at 3/31/2008	940,000	$0.207	Exercisable on grant date
Options exercisable at
3/31/2008	940,000	$0.207	Exercisable on grant date
Weighted average fair value
of options granted during
quarter 1	None

The aggregate remaining contractual lives in years for the 900,000, 30,000 and 10,000 options outstanding and exercisable on March 31, 2008 was 1.022, 3.011 and 3.840, respectively.

	March 31, 2007
		Weighted Average
		Exercise Price
Options outstanding at
beginning of year	930,000	$0.198	Exercisable on grant date
Granted during quarter 1	10,000	$1.05
Exercised during quarter 1	None
Cancelled during quarter1	None
Forfeited during quarter 1	None
Outstanding at 3/31/2007	940,000	$0.207	Exercisable on grant date
Options exercisable at
3/31/2007	940,000	$0.207	Exercisable on grant date
Weighted average fair value	$1.05
of options granted during
quarter 1

10.    SEGMENT INFORMATION

The company has divided its operations into the following reportable segments: (i) Aircraft maintenance, repair, and overhaul; (ii) Aircraft brokerage; and (iii) Part sales. Each segment represents distinct product lines, marketing, and management of its business. Limited other services for each company, which represent a small percentage of income, have been shown in the aggregate.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the summary of significant accounting policies.

Selected information by business segment is presented in the following tables for the three months ended March 31, 2008 and March 31, 2007.

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	($millions)	($millions)
Segment sales:
Aircraft maintenance	3.571	5.535
Aircraft trading	1.994	.050
Part sales	1.879	2.128
Other	.208	.014

Sub Total	7.652	7.727

Elimination of intersegment sales	-.773	-1.498

Total consolidated sales	6.879	6.229

Gross profit:
Aircraft maintenance	1.264	1.783
Aircraft trading	.774	.049
Part sales	.499	.257
Other	.067	.014

Sub total	2.604	2.103

Selling, general, administrative expense	-2.131	-1.599

Income from operations:	.473	.504

Other, net	-.389	-.204
Share of Jetglobal net income (aircraft trading)	- -	.215

Consolidated earnings (loss) before taxes	.084	.515

Interest income by segment
Aircraft maintenance	.005	.001
Aircraft trading	- -	- -
Part sales	- -	- -
Corporate	- -	.005
Total interest income	.005	.006

Interest expense by segment
Aircraft maintenance	.023	.025
Aircraft trading	- -	- -
Part sales	- -	.001
Corporate	.373	.106
Total interest expense	.396	.132

	Three months ended	Three months ended
	March 31, 2008	March 31, 2007
	($millions)	($millions)

Depreciation and amortization by segment
Aircraft maintenance	.077	.092
Aircraft brokerage	- -	- -
Part sales	- -	- -

Corporate	.037	.058
Total	.114	.150

Net asset values:
Aircraft maintenance	10.065	9.590
Aircraft trading	7.714	.750
Part sales	6.652	7.009

Corporate	3.696	11.533
Total	28.127	28.882

Capital expenditures:
Aircraft maintenance	.011	- -
Aircraft brokerage	- -	- -
Part sales	- -	- -

Corporate	.001	.021
Total	.012	.021

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

	Three Months		Three Months
	Ended		Ended
	March 31, 2008		March 31, 2007

Afghanistan	$624,755	$
Angola			60,653
Belgium	13,500		20,300
Canada	2,363,271		12,039
France	800
Israel			22,857
Kenya			1,500
Lebanon	13,500		19,844
Mexico	2,397,100		2,703,851
Nigeria	958,393
Pakistan			216,033
South Africa	2,655
UAE	13,500
Ukraine			6,560
United Kingdom			4,000
TOTALS	$6,387,474		$3,067,637

11. CONCENTRATIONS Revenues

The Company’s top four customers accounted for 92.2% and 85.1% of sales during the 1st three months of 2008 and 2007, respectively. Three customers accounted for 71.9% of the Company’s accounts receivable at March 31, 2008. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base. It should be noted that in any single quarter, due to the length of the typical repair job, percentages will normally be significantly higher than on an annual basis. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers, referenced above, for the 1st three months of 2008 and 2007 and the year 2007 are listed in the table below:

1st Three months of 2008 -Top Four	1st Three months of 2008 -% of	1st Three months of 2007 -Top Four	1st Three months of 2007 -% of
Customers	Revenues	Customers	Revenues
Customer G	34.8%	Customer C	37.5%
Customer I	34.4%	Customer B	31.7%
Customer H	13.9%	Customer E	8.5%
Customer D	9.1%	Customer F	7.4%
Top Four- 1st Three months of	92.2%	Top Four- 1st Three months of 2007	85.1%
2008 Total %		Total %

Cash

We are potentially subjected to concentration of credit risk through our cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits. At March 31, 2008 and December 31, 2007 cash and cash equivalents held in excess of FDIC insurance limits were approximately $289,000 and $900,000, respectively.

12. RELATED PARTY TRANSACTIONS GALP

GALP accounted for 1% of Company revenue during the first three months of 2008. At March 31, 2008, the Company had receivables in the amount of $1,311,543 from GALP, which represents 14.3% of the total Company accounts receivable balance.

On February 14, 2008, the Company received $300,000 from John Sawyer, the Company’s President. This loan carried no interest and was due and payable on or before 90 days. The loan was paid in full on April 17, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Aircraft Solutions, Inc. (“Global”) and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc., "HAT", and World Jet Corporation, “World Jet”, that are based on the beliefs of our management as well as assumptions made by and information currently available to our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Global, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Global, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others relating to our results of operations: competitive factors, shifts in market demand, and other risks and uncertainties, that may affect our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could differ materially from those anticipated. We are not obligated, nor do we undertake the obligation, to revise these forward-looking statements to reflect future events or circumstances.

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

The trend in the market towards increasing jet fuel prices may adversely affect our business. The price of jet fuel affects the maintenance and repair markets, since older aircraft, which consume more fuel and which account for most of our maintenance and repair services business, become less viable as the price of fuel increases. In response to increased fuel prices and their negative effect upon the older aircraft that have been the principal focus of the Company up to this time, the Company has added more fuel-efficient ‘next generation’ Boeing 737 aircraft (i.e. 737-600 through 737-900) to HAT’s FAA-approved repair station certificate and has initiated marketing efforts to secure new maintenance work on that class of aircraft.

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

Net sales for the three months ended March 31, 2008 increased $650K, or 10%, to $6.879 million from $6.229 million for the three months ended March 31, 2007. During the first quarter, our maintenance segment revenues decreased 35.5% from 2007’s first quarter. The first quarter 2008 maintenance segment revenues showed a significant increase of 54% over maintenance segment revenues during the fourth quarter of 2007. This increase reflects HAT marketing efforts to gradually and consistently recover from the temporary setbacks experienced in 2007. Our parts sales segment increased 75% over the 1st quarter of 2007, reflecting a marked increase in sales to third parties during 2008’s 1st quarter over the 1st quarter of 2007. Aircraft sales revenues in the first quarter of 2007 consisted of a forfeited deposit in the amount of $50,000 compared with the sale of an aircraft as a glider, with the Company retaining the engines in inventory, and $199K in forfeitures during first quarter of 2008. Aircraft sales tend to vary significantly on a period-to-period basis based on the particular aircraft sold as well as the time necessary to complete a transaction.

Cost of sales consists of costs of inventory sold for World Jet, time and materials for HAT and aircraft purchase price for Global aircraft trading. Consolidated cost of sales for the three months ended March 31, 2008 increased $149K, or 3.6%, to $4.275 million from $4.126 million for the three months ended March 31, 2007. Consolidated cost of sales, as a percentage of revenue, decreased in the first quarter of 2008 to 64.6% from 67.8% for the same period in 2007. Cost of sales for our maintenance segment decreased $1.4 million or 38.5 % from fourth quarter 2007. Cost of sales for our aircraft-trading segment was 61% of revenue. As mentioned earlier, the first quarter of 2007 had no aircraft sales. Cost of sales for our part sales segment increased $196K over the first quarter of 2007. As a percentage of part sales revenue, cost of sales was 51.5% and 59.3% for the quarters ending March 31, 2008 and 2007, respectively.

While the Company engages in various revenue-producing activities such as aircraft sales, management gauges results by looking at what historically has been the core revenue-producing activity, the sale of labor hours. In the first three months of 2008, revenue produced from labor was $2,519,061 as compared with $2,684,643 the first three months of 2007. This represents a decrease of 6%. The comparative costs for all direct labor, including work performed by outside contractors, was $1,382,104 in the first three months of 2008 compared with $1,623,317 for the same period in 2007. All direct labor costs were 38.7% of total maintenance sales in first three months of 2007 compared with 29.3% in the first three months of 2007. All direct labor costs were 54.9% of labor sales in first three months of 2008 compared with 60.5% in the first three months of 2007. The relationship between direct labor costs and direct labor revenues saw relative costs decrease 5.6% from 2008 to 2007. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. Additionally, the Company has gradually increased its labor rate, where possible, during the first quarter of 2008. A substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. A sudden decrease in volume should have a negative impact due to the retention of core labor during slower periods. Management is confident that adjustments to volume changes should be made and profitability will benefit over time.

Company-wide gross profit for the three months ended March 31, 2008 of $2.6 million was more than the same period in the prior year by $.5 million. Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory.

Selling, general and administrative expenses for the three months ended March 31, 2008, as percentage of sales, were 31%, which was 5% greater than for the same period in 2007. Aircraft trading revenues generated $380K in commission expense, which represents 5% of revenues.

Interest expense for the Company, during the first three months of 2008, was $396K.

The following tables depict our pre-tax operating profit or (loss) for the first quarter of 2008 and 2007 on a stand-alone basis and a consolidated basis for Global, HAT and World Jet:

First three months of 2008
	Global	HAT	World Jet	Intercompany	Consolidated
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations

Revenues	2,011,083	4,018,610	1,622,246	(772,954)	6,878,985
Less: Cost of sales	1,220,131	2,738,688	1,089,182	(772,954)	4,275,047
Less: Expenses	1,122,496	696,896	312,196	(617)	2,130,971
Pre-tax Operating Profit (Loss)	(331,544)	583,026	220,868	617	472,967

First three months of 2007
	Global	HAT	World Jet	Intercompany	Consolidated
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations

Revenues	50,000	5,559,431	2,117,156	(1,497,587)	6,229,000
Less: Cost of sales	234	4,010,966	1,612,345	(1,497,587)	4,125,958
Less: Expenses	588,580	692,888	318,634	(617)	1,599,485
Pre-tax Operating Profit (Loss)	(538,814)	855,577	186,177	617	503,557

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Improvement in the Company’s liquidity position depends on 3 main factors:

1.	The collections of the large past due amounts due from Avolar and BCI.

2.	The successful marketing of the aircraft and engines now in our inventory, converting them to cash.

3.	The continued growth and profit experienced prior to the cash problems experienced in 2007.

Avolar continues to honor their payment agreement with the Company. Avolar has stated its intention to bring its accounts current with HAT and World Jet and renew its maintenance and support agreements with both companies.

Although BCI is presently cooperating with the Company to resolve payment issues equitably, a final agreement relative to a cash payment to settle the amounts due from BCI has not at this time been reached between the companies. Management believes that the receivable amounts reflected on the financial statements are recoverable

At this time, HAT plans to expand its capabilities to include MRO servicing of new-generation aircraft. It is estimated that the necessary tooling to accomplish this expansion will cost between $200,000 and 250,000. The Company has no plans to make any other significant capital expenditures during 2008.

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

Changes in the Company’s Balance Sheet for the quarter ended March 31, 2008 reflected several events. Total assets decreased from $29,694,148 at December 31, 2007 to $28,127,085. Significant changes for the period were:

Cash on hand decreased $952,422 due to the use of funding from the debenture transaction, (see Short-Term Financing below), principally to pay-down accounts payable.

Accounts receivable increased $1,323,227 largely due to work performed at our HAT facility.

Total inventory decreased $1,451,932, mainly as a result of Global selling an aircraft as a glider (retaining the engines in inventory).

Restricted funds increased $175,824 due to a required performance bond related to a HAT customer.

Prepaid expenses decreased $191,648.

Deposits with vendors decreased $243,181 from the December 31, 2007 amount.

During the quarter ended March 31, 2008 total liabilities decreased from $15,952,315 at December 31, 2007 to $14,233,499 primarily due to:

Notes payable decreased $1,182,612 as a result of payments on the note related to the debenture agreement, (see Short-Term Financing below), of $1M plus $183K related to financed insurance premiums and capital lease obligations.

Notes payable, related party increased $300,000, (see Short-Term Financing below)

Accounts Payable decreased $1,125,173.

Billings in excess of costs and estimated earnings on contracts in progress increased $276,331.

Cash

As of March 31, 2008, we had $269,176 in cash on hand and $8,735,347 in accounts receivable.

During 2007, the Company experienced a major cash deficit. In December of 2007 the Company was able to find the source of funding detailed under Short-Term Financing below. This funding was used to (i) eliminate the expensive short-term debt the Company had acquired to provide the cash necessary for day-to-day operations and (ii) pay off a $5,000,000 loan from M&I Marshall & Ilsley Bank.

The Company believes that it will fully recover from the effects of the cash shortage, which they experienced for most of 2007. Management bases its assessment on several factors:

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

Management believes that anticipated cash flows from the operations of HAT and World Jet and from the anticipated sale of our aircraft inventory will be adequate to sufficiently provide working capital and satisfy the requirements of our short-term debt. We cannot give assurance that financing alternatives will be available to us in the future to support our working capital requirements should they be needed.

Short-Term Financing

At March 31, 2008, the Company was in compliance with the covenants of the non-convertible secured debenture financing agreements entered into on December 20, 2007. During the first quarter of 2008, the original $10M balance was reduced to $9M.

On February 14, 2008, the Company received $300,000 from John Sawyer, the Company’s President. This loan carried no interest and was due and payable on or before 90 days. The loan was paid in full on April 17, 2008.

Long-Term Financing

The long-term liabilities of Global, consisting primarily of capitalized lease obligations, were reduced to $152K by the end of the 1st quarter of 2008.

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

ITEM 3.    CONTROLS AND PROCEDURES

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

ITEM 3A.    CONTROLS AND PROCEDURES

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer that: (i) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements for external reporting in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorization of the Company’s management and directors; and (iii) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. As a non-accelerated filer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that certain controls and procedures were not effective. An explanation of the deficiencies is set forth below.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There has been no change to the legal proceedings information set forth in our Annual report on Form 10-K for the year ended December 31, 2007 and the information set forth in the Legal Proceedings Section of our Form 10-K for the year ended December 31, 2007 is incorporated herein by reference. No other material legal proceedings have commenced or been terminated during the period covered by this report. To the extent that we do not have any significant changes in the legal proceedings referred to in such Quarterly Report, we have not restated the description of those proceedings. That determination not to so restate those descriptions should not be taken as a representation that we have resolved the matter or that it is no longer a contingency.

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

Forms 8-K filed during the first quarter of 2008:

Issued January 17, 2008, Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and Item 9.01, Financial Statements and Exhibits. The exhibit was a Press Release of Global Aircraft Solutions, Inc. issued January 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	SIGNATURE	TITLE	DATE

/s/	Ian Herman	Chairman of the Board of Directors,	April 12, 2008
Ian Herman		Chief Executive Officer and Director

/s/	John Sawyer	President, Chief Operating Officer and Director	April 12, 2008
John Sawyer

/s/	Patricia Graham	Chief Accounting Officer	April 12, 2008
Patricia Graham