Form 10-Q
period 2008-06-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2008-08-14
CIK 854171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended June 30, 2008
[ ]	Transition report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
	For the transition period from	to

Commission File No. 0-28575

GLOBAL AIRCRAFT SOLUTIONS, INC.
(Exact name of issuer as specified in its charter)

	NEVADA		84-1108499
	(State or other jurisdiction of		(I.R.S. Employer Identification No.)
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

The registrant had 41,081,301 shares of its Common Stock outstanding as of June 30, 2008.

1

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Consolidated Balance Sheets (unaudited): As of
June 30, 2008 and December 31, 2007	3

Condensed consolidated Statements of Operations (unaudited):
For the three and six months ended June 30, 2008 and 2007	5

Condensed Consolidated Statement of Changes in Stockholders’
Equity (unaudited): For the year ended December 31, 2007 and
six months ended June 30, 2008	6

Condensed Consolidated Statements of Cash Flows (unaudited):
For the six month periods ended June 30, 2008 and 2007	7

Item 2. Management’s Discussion and Analysis of Financial Condition	15

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 6. Exhibits	22

Signatures	23

Certifications

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(unaudited)

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$646,091	$1,221,598
Accounts receivable, net	5,337,724	7,412,120
Due from equity investee partner	347,000	472,000
Inventory, net	12,903,662	16,429,501
Costs and estimated earnings on contracts in excess of	231,625
billings on contracts in progress, net
Restricted funds	446,007	196,181
Deferred income taxes	3,895,966	1,682,948
Other current assets	1,075,081	752,784

TOTAL CURRENT ASSETS	24,883,156	28,167,132

Property, plant and equipment, net	881,167	1,024,837
Investments in and advances to affiliates	20,000	20,000
Goodwill	38,992	38,992
Deferred taxes	76,718	76,718
Other assets	39,951	366,469

TOTAL ASSETS	$25,939,984	$29,694,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
June 30, 2008 and December 31, 2007
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30,	December 31,
	2008	2007
CURRENT LIABILITIES
Notes payable	$9,135,091	$10,268,091
Accounts payable – trade	2,323,772	3,051,776
Customer deposits	3,294,674	419,076
Billings in excess of costs and estimated
earnings on contracts in progress, net	--	822,782
Accrued liabilities	647,727	484,109
Income taxes payable	596,874	673,453
Current maturities – capital lease obligations	65,080	62,038

TOTAL CURRENT LIABILITIES	16,063,218	15,781,325

LONG-TERM LIABILITIES

Capitalized lease obligations	138,044	170,990

TOTAL LONG-TERM LIABILITIES	138,044	170,990

TOTAL LIABILITIES	16,201,262	15,952,315

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized no
shares issued or outstanding 2008 and 2007	--	--
Common stock, $.001 par value, 100,000,000 shares authorized and 41,081,301 and 40,181,301 shares issued and
outstanding 2008 and 2007	41,081	40,181
Additional paid-in capital	14,107,524	13,755,973
Contributed capital	620,289	620,289
Subscriptions receivable	154,035
Accumulated deficit	(4,876,137)	(674,610)

TOTAL STOCKHOLDERS' EQUITY	9,738,722	13,741,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,939,984	$29,694,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
For the Three and Six Months ended June 30, 2008 and June 30, 2007
(unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended June 30,	Ended June 30,	ended June 30,	ended June 30,
	2008	2007	2008	2007
Sales
Sales, maintenance, repair and overhaul	$5,118,194	$2,742,659	$8,689,349	$8,276,990
Sales, aircraft trading	1,556,167	7,850,000	3,549,917	7,900,000
Sales, parts	744,552	594,800	1,851,014	1,225,468
Sales, other	64,050	(13,569)	271,668	432
Total sales	7,482,963	11,173,890	14,361,948	17,402,890
Cost of sales
Cost of sales, maintenance, repair and
overhaul	(3,959,445)	(2,207,074)	(6,266,010)	(5,958,354)
Cost of sales, aircraft trading	(2,185,599)	(6,846,000)	(3,405,730)	(6,846,234)
Cost of sales, parts	(383,225)	(193,084)	(952,870)	(567,093)
Cost of sales, other	(57,630)		(198,398)	(435)
Inventory write-down	(3,037,350)	(61,741)	(3,075,288)	(61,741)
Total cost of sales	(9,623,249)	(9,307,899)	(13,898,296)	(13,433,857)

Gross profit	(2,140,286)	1,865,991	463,652	3,969,033

Selling, general and administrative expense	(4,225,862)	(1,528,706)	(6,356,833)	(3,128,191)

Income from operations	(6,366,148)	337,285	(5,893,181)	840,842

Other income (expense):
Interest income	3,074	177,848	7,566	184,291
Interest expense	(380,360)	(378,889)	(776,174)	(510,489)
Miscellaneous income	46,304	52,746	48,478	74,745
Legal settlement	200,000	- -	200,000	(100,000)
Loss on asset disposal	(157)	- -	(1,234)	- -
Equity in income of unconsolidated
affiliate				214,800
Gain on sale of interest in
unconsolidated affiliate	- -	27,210	- -	27,210

Net income, before taxes	(6,497,287)	216,200	(6,414,545)	731,399
Provision for income taxes	2,241,978	(75,670)	2,213,018	(256,004)

Net income	$(4,255,309)	$140,530	$(4,201,527)	$475,395
Net income per share:
Basic	$(0.11)	$0.00	$(0.10)	$0.01
Diluted	$(0.11)	$0.00	$(0.10)	$0.01
Weighted average number of common
shares outstanding:
Basic	40,369,213	34,779,327	40,275,527	39,719,669
Diluted	40,369,213	35,894,478	40,275,527	40,783,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Year Ended December 31, 2007 and the Six Months Ended June 30, 2008
(unaudited)

			Additional	Contributed	Subscriptions	Retained	Stockholder
			Paid-in	Capital	Receivable	Earnings	Equity
	Shares		Capital
Balance
December 31,
2006	39,587,807	$39,967	$12,723,213	$620,289		$2,370,737	$15,754,206
Exercise of
warrants, (non-
cash)	48,494	48	(48)				--
Share-based
payments to
directors	10,000	10	13,890				13,900
Stock issued to
employees for
compensation	340,000	340	204,670				205,010
Stock issued to
third parties	120,000	120	94,680				94,800
Stock
(restricted)
issued to 3rd
parties for
current and
future services	75,000	75	29,465				29,540
Shares vested
on employment
agreements			176,843				176,843
Options issued
to a Director			10,546				10,546
Warrants
issued with
debentures			581,282				581,282
Repricing of
existing
warrants			69,241				69,241
Tax effects of
share-based
payments			(148,188)				(148,188)
Reclassification
from commons
stock to APIC		(379)	379				--
Net loss, 2007						(3,045,347)	(3,045,347)
Balance
December 31,
2007	40,181,301	$40,181	$13,755,973	$620,289	--	$(674,610)	$13,741,833
Shares vested
on employment
agreements			175,175				175,175
Options issued
to a Director			2,601				2,601
Options
exercised	900,000	900	152,100		(154,035)		(1,035)
Stock to be issued
to third parties
pursuant to
financing agreement			21,675				21,675
Net income						(4,201,527)	(4,201,527)
Balance June 30,	41,081,301	$41,081	$14,107,524	$620,289	(154,035)	$(4,876,137)	$9,738,722

The accompanying notes are an integral part of these condensed consolidated financial statements.

     GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
For the Six Months ended June 31, 2008 and 2007
 (unaudited)

	2008	2007
Cash flow from operating activities:
Net Income	$(4,201,527)	$475,395

Adjustments to reconcile net profit to net cash
used in operating activities:
Depreciation	229,092	292,787
Equity in income of unconsolidated affiliate	--	(214,800)
Physical inventory adjustments	2,925,289	--
Bad debt expense	1,820,857	--
Stock based compensation expense	209,451	329,814
Intercompany non-cash transactions	(10,000)	--
Gain on sale of interest in unconsolidated affiliate		(27,210)
Gain on disposal of fixed assets		(50,000)

Changes in Assets and Liabilities:
Accounts receivable	918,134	(1,060,910)
Prepaid expenses	376,973	130,905
Inventory	2,350,550	131,453
Restricted funds	(249,826)	--
Deposits	(606,480)	(911)
Other non-current assets	74,309	--
Accounts payable-trade	(1,267,600)	(2,174,399)
Deferred income taxes	(2,213,018)	--
Customer deposits	2,974,878	494,939
Billings in excess of cost and estimated earnings on contracts in progress, net	(1,054,407)	(195,281)
Income tax payable	(76,579)	256,005
Accrued liabilities	163,618	33,098
Net cash (used in) provided by operating activities	2,363,714	(1,579,115)

Cash flows from investing activities:
Purchase of property, plant and and equipment	(85,422)	(32,237)
Notes receivable	--	116,672
Non-consolidated affiliate (investment) receipt		48,973
Net cash (used in) provided by investing activities	(85,422)	133,408

Cash flows from financing activities:
Proceeds from bank loans	--	57,603
Repayment of loans	(2,546,990)	--
Payments on capital lease obligations	(29,903)	(27,548)
Proceeds from note payable, related party	300,000	800,000
Payments on notes payable, related party	(300,000)	--
Proceeds from note payable		1,250,000
Payments on notes payable	(275,871)	(727,544)
Other financing activities, net	(1,035)	(9,670)
Net cash (used in) provided by financing activities	(2,853,799)	1,342,841

Net decrease in cash and cash equivalents	(575,507)	(102,866)

Cash and cash equivalents at beginning of period	1,271,598	104,440

Cash and cash equivalents at end of period	$646,091	$1,574

Interest paid for the six-month periods ended June 30, 2008 and 2007 was $748,360 and $502,238, respectively.

Taxes paid during the six-month periods ended June 30, 2008 and 2007 were $100,000 and $0, respectively.

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

These Condensed Consolidated Financial Statements have been prepared by the Company without audit. These Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company for the six months ended, June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Condensed Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

Reclassifications

Certain amounts in the accompanying financial statements as of June 30, 2007 have been reclassified to conform to the current year presentation, with no effect on reported net income.

Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2007 and June 30, 2008 there were no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

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

Recently Issued Accounting Pronouncements

On May 9, 2008, the FASB issued Statement No. 162, Hierarchy of Generally Accepted Accounting Principles, which simply moves the requirements related to which authoritative literature to look to first from the audit standards to GAAP. SFAS 162 is effective 60 days following the SEC's approval of the PCAOB’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.

Earnings per share

Basic earnings per share includes no dilution and is computed by dividing net earnings available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. Reconciliation of EPS for the three and six month periods ended June 30 of 2008 and 2007 are as follows:

	For the Three Months ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	(4,255,309)
Basic and diluted EPS
Income available to common stockholders	(4,255,309)	40,369,213	($0.11)

	For the Six Months ended June 30, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$(4,201,527)
Basic EPS and diluted EPS
Income available to common stockholders	$(4,201,527)	40,275,257	($0.10)

	For the Three Months ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amouht

Net Income	$140,530
Basic EPS
Income available to common stockholders	$140,530	34,779,327	$0.00

Warrants		10,865
Options		681,429
Unvested employment agreement shares		422,857
Diluted EPS
Income available to common stockholders and
assumed conversions	$140,530	35,894,478	$0.00

	For the Six Months ended June 30, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net Income	$475,395
Basic EPS
Income available to common stockholders	$475,395	39,719,669	$0.01

Warrants		69,105
Options		724,138
Unvested employment agreement shares		270,276
Diluted EPS
Income available to common stockholders and
assumed conversions	$475,395	40,783,188	$0.01

3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

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

4.    TRADE ACCOUNTS RECEIVABLE

As of June 30, 2008 and December 31, 2007, trade accounts receivable consist of the following:

		June 30, 2008	December 31, 2007
Contracts in progress		$467,214	$2,393,224
Completed contracts		8,584,233	7,789,974
		$9,051,447	$10,183,198
Less: allowance for doubtful accounts		(3,713,723)	(2,771,078)
		$5,337,724	$7,412,120

Bad debt expense during the first six months of 2008 was $1,820,856.

5. INVENTORY

Inventories consisted of the following:
	June 30, 2008		December 31, 2007
Maintenance hardware	$982,196		$912,745
Parts for resale	6,205,897		6,527,947
Aircraft & engines	5,715,569		8,988,809
	$12,903,662		$16,429,501

Management reviews listed inventory items to determine whether there are slow moving or obsolete items on an annual basis. It has been and remains our policy to expense any items that we determine to be obsolete, damaged or unlikely to sell. The Company has an allowance for slow moving and obsolete parts inventory in the amount of $125,980.

6.    NOTES PAYABLE

On December 20, 2007, Global and its subsidiaries HAT, World Jet and Hamilton Aerospace S.A. de C.V. ("HATMEX") (collectively the "Companies") entered into and closed on three non-convertible secured debenture financing agreements with two accredited institutional investors ("Holders") in the total amount of $10 million (collectively the "Debentures"). The Debentures accrue interest at the rate of 15% per annum, which is payable quarterly in arrears beginning April 1, 2008. The Debentures also provide for a cash flow recapture to the Holders equal to 60% of any proceeds related to the sale of Global's aircraft inventory. The Debentures mature on December 19, 2008.

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

At June 30, 2008, the Company was in compliance with the covenants of these debentures. At June 30, 2008, the outstanding balance was approximately $7.453M.

On May 21, 2008, Global entered into a purchase agreement for one MD-83 airframe, N789BV, Serial #49789. The contract calls for $300,000 cash and a note in the amount of $850,000 to be paid in eight equal monthly installment of $106,250 plus 6% interest with the first payment due no later than August 1, 2008. (See Note 12, Subsequent Events)

On June 19, 2008, Global and its subsidiaries HAT, World Jet and Hamilton Aerospace S.A. de C.V. entered into and closed on a Secured Note and Aircraft Security Agreement, (“MD-83 Note and Security Agreement), with Victory Park Master Fund, Ltd. The principal amount of the note is $800,000, payable on or before September 15, 2008 and bears interest at the greater of 15% or Prime +10%. One MD-83, N9306T, Serial #49567 secures the Note. The holders of the Debentures described above waived any default or other breach arising out of this MD-83 Note and Security Agreement. As an inducement for participation in this transaction, 75,000 shares of the Company’s common stock are to be issued to Victory Park Master Fund, Ltd. (See Note 12, Subsequent Events)

7.    CONTRACTS IN PROGRESS

At June 30, 2008 and December 31, 2007, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	June 30, 2008		December 31, 2007

Costs incurred on uncompleted contracts	$1,212,285		$1,670,556
Profit earned to date	1,393,606		1,630,873

	$2,605,891		$3,301,429
Less: Billings to date	(2,423,346)		(4,124,211)

	182,545	$	(822,782)

Included in the accompanying balance sheet at June 30, 2008 and December 31, 2007, under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts.

	June 30, 2008		December 31, 2007

Billings in excess from above	$182,545	$	(822,782)
Time and material earnings unbilled	49,080		--

Net	$231,625	$	(822,782)

Billings in excess are the result of amounts due from customers under contractual terms, which can be, in some cases, in advance of actual work performed.

8.    SHAREHOLDERS' EQUITY

Options

On April 24, 2008 options for 10,000 shares, at an exercise price of $0.28, were granted to a Director pursuant to a compensation agreement. The options are exercisable for a term of five years and were immediately vested. Using the Black Scholes Model, the call option value of these options was calculated to be $.26. $2,601 was expensed during the second quarter of 2008 relative to these options. Consistent with the provisions of SFAS 123R, Staff Accounting Bulletin #107 (SAB 107), we estimated the fair value of stock option on the date of grant using the following assumptions: Risk free interest rate of 3.66%, Expected life of 2.5 years, Dividend rate of 0% and Expected volatility of 165.23% .

On May 13, 2008 options for 900,000 shares at $0.17 per share were exercised. The Company received two personal notes in the amounts of $22,667 and $130,333, respectively. Both notes are payable on or before May 12, 2009, including interest at 6.5% . The Company is holding the stock certificates until payment is received on the notes.

Stock

On June 19, 2008, the Company agreed to issue 75,000 shares of restricted common stock to Victory Park Master Fund, Ltd. as an inducement for granting the Company an $800,000 Secured Note and Aircraft Security Agreement as described herein under Note 7, “Notes payable”. The value of the stock at measurement date was $0.29 per share and $21,675 was expensed during the second quarter of 2008.

SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

	TOTAL SHARES	ISSUED	AVAILABLE
PLAN NAME			June 30, 2008

2002 Compensatory Stock Option Plan	3,000,000	1,055,000	1,945,000
2003 Employee Stock Compensation Plan	5,000,000	4,987,500	12,500

Stock-based Compensation Disclosure

Stock issued under plans to employees was issued at the value of the stock at the measurement date. All outstanding options were exercisable at the grant date. Those options issued to employees that were not immediately exercised remained outstanding at June 30, 2008 and are summarized below:

		June 30, 2008
		Weighted Average
		Exercise Price

Options outstanding at beginning of year	940,000	$0.207	Exercisable on grant date
Granted during quarter 1	None
Granted during quarter 2	10,000
Exercised duringduring quarter 1	None
Exercised during quarter 2	900,000
Forfeited during quarter 1 & 2	None
Outstanding at 6/30/2008	50,000	$0.28	Exercisable on grant date
Options exercisable at 6/30/2008	50,000	$0.88	Exercisable on grant date
Weighted average fair value of options granted during quarter 2	$0.28

The aggregate remaining contractual lives in years for the 30,000, 10,000 and 10,000 options outstanding and exercisable on June 30, 2008 was 3.153, 3.683 and 4.819, respectively.

		June 30, 2007
		Weighted Average
		Exercise Price
Options outstanding at
beginning of year	930,000	$0.198	Exercisable on grant date
Granted during quarter 1	10,000	$1.05
Exercised during quarter 1	None
Cancelled during quarter 1	None
Forfeited during quarter 1	None
Outstanding at 3/31/2007	940,000	$0.207	Exercisable on grant date
Options exercisable at 3/31/2007	940,000	$0.207	Exercisable on gran datet
Weighted average fair value of options granted during quarter 1	$1.05

9.   SEGMENT INFORMATION

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

Selected information by business segment is presented in the following tables for the three and six months ended June 30, 2008 and June 30, 2007.

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	($millions)	($millions)	($millions)	($millions)
Segment sales:
Aircraft maintenance	5.551	2.743	9.122	8.277
Aircraft trading	1.556	7.850	3.550	7.900
Part sales	2.166	1.385	4.045	3.513
Other	.064	(.014)	.272	--

Sub Total	9.337	11.964	16.989	19.690

Elimination of intersegment sales	(1.854)	(.790)	(2.627)	(2.287)

Total consolidated sales	7.483	11.174	14.362	17.403

Gross profit:
Aircraft maintenance	1.159	.536	2.423	2.319
Aircraft trading	(3.666)	1.004	(2.892)	1.054
Part sales	.361	.340	.860	.598
Other	.006	(.014)	.073	(.002)

Sub total	(2.140)	1.866	.464	3.969

Selling, general, administrative expense	(4.226)	(1.529)	(6.357)	(3.128)

Income from operations:	(6.366)	.337	(5.893)	.841

Other, net	(.131)	(.148)	(.521)	(.352)
Share of Jetglobal net income (a/c/trading)	--	--	--	.215
Gain on sale of interest in Jetglobal	--	.027	--	.027

Consolidated earnings (loss) before taxes	(6.497)	.216	(6.414)	.731

Interest income by segment
Aircraft maintenance	.002	.173	.007	.174
Aircraft trading	--	--	--	--
Part sales	--	--	--	--
Corporate	.001	.005	.001	.010
Total interest income	.003	.178	.008	.184

Interest expense by segment
Aircraft maintenance	.019	.262	.042	.287
Aircraft trading	--	--	--	--
Part sales	--	.007	--	.008
Corporate	.361	.110	.734	.216
Total interest expense	.380	.379	.776	.511

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	($millions)	($millions)	($millions)	($millions)
Depreciation and amortization by segment
Aircraft maintenance	.105	.104	.182	.215
Aircraft brokerage	--	--	--	--
Part sales	--	--	--	--

Corporate	.010	.039	.047	.078
Total	.115	.143	.229	.293

Net asset values:
Aircraft maintenance	7.288	7.790	7.288	7.790
Aircraft trading	5.866	9.022	5.866	9.022

Part sales	6.622	6.767	6.622	6.767

Corporate	6.422	5.152	6.422	5.152
Total	26.198	28.731	26.198	28.731

Capital expenditures:
Aircraft maintenance	.072	--	.083	--
Aircraft brokerage	--	--	--	--
Part sales	--	--	--	--

Corporate	.001	.021	.002	.043
Total	.073	.021	.085	.043

The Company’s facilities and assets are primarily located in the United States. The Company sells and ships to several foreign countries. All foreign revenues are collected and recorded in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:

	Six Months		Six Months
	Ended		Ended
	June 30, 2008		June 30, 2007

Afghanistan	$883,292	$
Angola			63,524
Belgium	125,426		21,534
Canada	2,680,127
France	800
Hong Kong			30
Israel	5,500		42,057
Italy	55
Lebanon	13,500		19,845
Lithuania	4,000
Mexico	3,011,360		2,703,851
Nigeria	1,305,195
Pakistan	500		285,020
Singapore			48,973
South Africa	2,655
Turkey	250
UAE	27,800		44,369
Ukraine	188,888		6,560
United Kingdom	29,276		4,260
TOTALS	$8,278,624		$3,240,023

10. CONCENTRATIONS Revenues

The Company’s top four customers accounted for 54.7% and 79.2% of sales during the 1st six months of 2008 and 2007, respectively. Three customers accounted for 54.5% of the Company’s net accounts receivable at June 30, 2008. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base. It should be noted that in any single quarter, due to the length of the typical repair job, percentages will normally be significantly higher than on an annual basis. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers, referenced above, for the 1st six months of 2008 and 2007 are listed in the table below:

1st Six months of 1008 - Top Four	1st Six Months of 2008 - % of	1st Six months of 2007 - Top Four	1st Six months of 2007 - % of
Customers	Revenues	Customers	Revenues

Customer E	21.0%	Customer A	45.5%
Customer F	16.4%	Customer B	15.4%
Customer G	9.1%	Customer C	14.5%
Customer H	8.2%	Customer D	3.8%
Top Four- 1st Six months of		Top Four- 1st Six months of
2008 Total %	54.7%	2007 Total %	79.2%

Cash

We are potentially subjected to concentration of credit risk through our cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits. At June 30, 2008 and December 31, 2007 cash and cash equivalents held in excess of FDIC insurance limits were approximately $429,000 and $900,000, respectively.

11.    RELATED PARTY TRANSACTIONS

GALP

GALP accounted for 1.7% of Company revenue during the first six months of 2008. At June 30, 2008, the Company had receivables in the amount of $1,496,546, (an allowance of $656,000 has been established), from GALP, which represents 15.8%, after allowance, of the Company’s net accounts receivable balance.

12.     SUBSEQUENT EVENTS

On July 18, 2008 Global entered into a sales agreement with Credi Trade, LLP, as buyer. Global is selling one MD-83 N9306T Serial #49567 to be equipped with two JT8D-217C engines. The aircraft was purchased by Global during the second quarter of 2008. The purchase price to be paid by Credi Trade, LLP is $5,025,000. The down payment on the aircraft is $1,250,000 and the balance is payable on a monthly schedule beginning July 1, 2008 and ending September 1, 2009.

On July 18, 2008 Global entered into a sales agreement with Credi Trade, LLP, as buyer. Global is selling one MD-83 N789BV Serial #49789 to be equipped with two JT8D-217C engines. The aircraft was purchased by Global during the second quarter of 2008. The purchase price to be paid by Credit Trade, LLP is $4,960,000. The down payment on the aircraft is $1,250,000 and the balance is payable on a monthly schedule beginning June 1, 2008 and ending September 1, 2009.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements and information relating to Global Aircraft Solutions, Inc. (“Global”) and its wholly owned subsidiaries Hamilton Aerospace Technologies Inc., "HAT", and World Jet Corporation, “World Jet”, that are based on the beliefs of our management as well as assumptions made by, and information currently available to, our management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "intend", "plan" and similar expressions, as they relate to Global, HAT, World Jet, or its management, are intended to identify forward-looking statements. These statements reflect management's current view of Global, HAT, and World Jet concerning future events and are subject to certain risks, uncertainties and assumptions, including among many others relating to our results of operations: competitive factors, shifts in market demand, and other risks and uncertainties, that may affect our ability to generate sufficient working capital to meet our operating requirements and service our indebtedness, our ability to refinance our secured debt, or to convert such debt to equity, maintaining good working relationships with our vendors and customers, our ability to attract and retain qualified personnel, future terrorist-related activities, economic factors that affect the aviation industry, changes in government regulation, increases in fuel prices, and the overall economy. Should any of the assumptions underlying a forward-looking statement prove incorrect, actual results could differ materially from those anticipated. We are not obligated, nor do we undertake the obligation, to revise these forward-looking statements to reflect future events or circumstances.

PART 1

RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

High fuel costs and the general state of the economy are producing negative impact on the aviation industry.

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

Problems in the airline industry could adversely affect our business. However, the effect to our business would be to a much lesser extent than to MRO firms that rely heavily on major airlines for business.

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

Significant portions of our operating expenses, such as insurance, rent, debt payments and certain salaries, are relatively fixed. Since we typically do not obtain long-term commitments from our customers, we must anticipate the future volume of orders based upon the historic patterns and from discussions with our customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

Consolidated Results

Consolidated net sales for the three months ended June 30, 2008 decreased $3.7 million, or 33%, to $7.483 million from $11.174 million for the three months ended June 30, 2007. Cost of sales consists of costs of inventory sold for World Jet, time and materials for HAT and aircraft purchases for Global aircraft trading. Consolidated cost of sales for the three months ended June 30, 2008 increased $315K, or 3.4%, to $9.623 million from $9.308 million for the three months ended June 30, 2007. Cost of sales included $3.037 million of inventory write-down. Consolidated cost of sales, absent the inventory write-down, decreased 29.2% as compared to the 2nd quarter of 2007. Consolidated cost of sales, as a percentage of revenue, increased in the second quarter of 2008 to 129% from 83% for the same period in 2007. Absent the inventory write-down, consolidated cost of sales as a percentage of revenue was 88% in the second quarter of 2008.

Consolidated net sales for the six months ended June 30, 2008 decreased $3 million, or 17.5%, to $14.362 million from $17.403 million for the six months ended June 30, 2007. Consolidated cost of sales for the six months ended June 30, 2008 increased $464K, or 3.5%, to $13.898 million from $13.434 million for the six months ended June 30, 2007. Consolidated cost of sales included $2.925 million of inventory write-downs. Consolidated cost of sales, absent the inventory write-down, decreased 19.4% as compared to the six months ended June 30, 2007. Consolidated cost of sales, as a percentage of revenue, increased in the first six months of 2008 to 96.8% from 77.2% for the same period in 2007. Absent the inventory write-down, consolidated cost of sales as a percentage of revenue was 75.4% in the first and second quarters of 2008.

Consolidated selling, general and administrative expenses for the three months ended June 30, 2008, as percentage of sales, were 56.5%, which was 42.8% greater than for the same period in 2007. For the first half of 2008 consolidated selling, general and administrative expenses were 44% of sales as compared to 18% in the same period of 2007. The bad debt expense of $1.816M recorded in 2008 impacts the percentages for the first six months by 12.6% .

Company-wide gross profit for the six months ended June 30, 2008 of $.464 million was less than the same period in the prior year by $3.5 million. Consolidated gross profit was impacted during the second quarter by the write down of our aircraft inventory in the amount of $3.037M. Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory.

Consolidated S G &A expense for the six months ended June 30, 2008 was $6,356,833 a 103% increase over the $3,128,191 recorded in the first six months of 2007. The 2008 results included bad debt expense of $1.816M resulting from allowances taken against accounts receivable balances of HAT.

Consolidated interest expense was $380,360 as compared to $378,889 in the second quarters of 2008 and 2007, respectively.

The following tables depict our pre-tax operating profit or (loss) for the first six months and the second quarter of 2008 and 2007 on a stand-alone basis and a consolidated basis for Global, HAT and World Jet:

2nd quarter of 2008
	Global	HAT	World Jet	Intercompany	Consolidated
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations

Revenues	956,667	6,257,231	2,123,278	(1,854,213)	7,482,963
Less: Cost of sales	4,904,749	4,990,681	1,575,569	(1,847,750)	9,623,249
Less: Expenses	1,293,031	2,636,593	303,318	(7,080)	4,225,862
Pre-tax Operating Profit (Loss)	(5,241,113)	(1,370,043)	244,391	617	(6,366,148)

First six months of 2008
	Global	HAT	World Jet	Intercompany	Consolidated
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations

Revenues	2,967,750	10,275,841	3,745,524	(2,627,167)	14,361,948
Less: Cost of sales	6,124,880	7,729,369	2,664,751	(2,620,704)	13,898,296
Less: Expenses	2,415,527	3,333,489	615,514	(7,697)	6,356,833
Pre-tax Operating Profit (Loss)	(5,572,657)	(787,017)	465,259	1,234	(5,893,181)

2nd quarter of 2007
	Global	HAT	World Jet	Intercompany	Consolidated
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations

Revenues	7,850,000	2,739,676	1,373,869	(789,655)	11,173,890
Less: Cost of sales	6,846,083	2,347,804	903,667	(789,655)	9,307,899
Less: Expenses	519,666	704,605	305,053	(618)	1,528,706
Pre-tax Operating Profit (Loss)	484,251	(312,733)	165,149	618	337,285

First six months of 2007
	Global	HAT	World Jet	Intercompany	Consolidated
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations

Revenues	7,900,000	8,299,107	3,491,025	(2,287,242)	17,402,890
Less: Cost of sales	6,846,317	6,358,770	2,516,012	(2,287,242)	13,433,857
Less: Expenses	1,103,554	1,402,185	623,687	(1,235)	3,128,191
Pre-tax Operating Profit (Loss)	(49,871)	538,152	351,326	1,235	840,842

Aircraft maintenance and repair

During the second quarter of 2008, our maintenance segment revenues were $5.1M an increase of 86.6% from the second quarter of 2007 which was $2.7M. Cost of sales for our maintenance segment increased $1.75 million or 79.4% from the second quarter of 2007 amount of $2.2M to $3.96M for the second quarter of 2008. Cost of sales as a percentage of revenue was 77.4% and 80.5% in the second quarters of 2008 and 2007, respectively.

The core revenue-producing activity at our aircraft maintenance and repair segment, HAT, is the sale of labor hours. During the first six months of 2008, revenue produced from labor was $5.942 million as compared with $4.936 million the first six months of 2007. This represents an increase of 20.4% . Billable hours for the 2nd quarter of 2008 were 45,055 compared with 30,703 in the 1st quarter, a 47% increase. Billable hours for the 2nd quarter of 2007 were 32,057 compared with 45,518 hours in the 1st quarter of 2007.The comparative costs for all direct labor, including work performed by outside contractors, was $3.875M in the first six months of 2008 compared with $2.721M for the same period in 2007. All direct labor costs were 37.7% of total maintenance sales in first six months of 2008 compared with 32.8% in the first six months of 2007. All direct labor costs were 65.2% of labor sales in first six months of 2008 compared with 55.1% in the first six months of 2007. The relationship between direct labor costs and direct labor revenues saw relative costs increase 10.1% from 2007 to 2008. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. Additionally, the Company gradually increased its labor rate, where possible, during the first quarter of 2008. A substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. A sudden decrease in volume should have a negative impact due to the retention of core labor during slower periods. Management is confident that adjustments to volume changes should be made and profitability will benefit over time.

S G &A expenses for the 1st and 2nd quarters of 2008 were $3.019M compared with $1.393M for the 1st and 2nd quarters of 2007. Absent the bad debt expense recorded during the 2008 period of $1.816M, S G & A expense is about $190K less in 2008 than in 2007. The bad debt expense consists primarily of increased allowance for Avolar of $929K, BCI of $1.75M and GALP of $656K as discussed below:

Avolar

The progress of Avolar mde in paying doen their balance in 2007 has not continued in 2008. With the additional reserve taken in 2008, the company has reserved a total of 75% of the Avolar account receivable. We have engaged legal counsel in Mexico to pursue collection of the full balance of $1.658M plus interest.

BCI

We have engaged legal counsel, made final demand for payment, and are preparing a suit for the total amount due of $2,331,149 plus interest, plus damages that will be served on BCI near term. We have increased our reserve to 75% of the BCI account receivable.

GALP

GALP is claiming that the 737-300 sold to them by Global did not meet the agreed upon delivery conditions for that aircraft. Management has written down the GALP account receivable by 50% as a result.

Part sales

Our parts sales segment increased from $1.385M in the second quarter of 2007 to $2.166M for the same period in 2008, a 56% increase. The Company experienced a 25% increase in sales to third parties during 2008’s 2nd quarter over the 2nd quarter of 2007. As a percentage of part sales revenue, cost of sales was 83% and 75% for the quarters ending June 30, 2008 and 2007, respectively.

S G & A expenses for our part sales segment remained nearly constant from period to period, $303K in the second quarter of 2008 as compared to $305K in the second quarter of 2007.

Aircraft trading

Aircraft sales revenue in the first half of 2008 was $3.550M compared with $7.9M in the first half of 2007. Aircraft sales tend to vary significantly on a period-to-period basis based on the particular aircraft sold as well as the time necessary to complete a transaction.

Cost of sales for our aircraft-trading segment was 86.7% of revenue in the first half of 2007 compared with 181.5% of revenue in 2008. Cost of sales includes an inventory write-down of $3.037M, which was 85.6% of revenue. In 2007, Global received five 737-200s and one MD82 aircraft from the wind down of our Jetglobal partnership. At the time of the transaction, market conditions supported the cost recorded for the transaction of $1.5M per aircraft for the 737-200s and $1.15M for the MD82. The market for these aircraft has fallen and consequently, the Company reduced the carrying value of its aircraft assets by $3.037M during the second quarter of 2008.

Additionally, impacting the relationship between revenue and cost of sales was the 2008 transaction with Pamir Airlines. Pamir Airlines was given credit on the 2008 transaction for $1.4M, about 47% of revenue, which had been forfeited on an earlier transaction dating back to 2007. Management elected to give Pamir Airlines credit on this new sale (1) in order to enhance cash flow and aid in paying down our senior debt and (2) to eliminate a potential legal adversarial situation. Global has also received a deposit of $550,000 from Pamir to be applied to the purchase of a second aircraft.

S G &A expenses for the first half of 2008 were $2.415M as compared with $1.104M in the first half of 2007. The major period-to-period increases recorded were $580K in commissions, $542K in legal professional and director fees, $130K in salaries and $52K in employee benefit plans,

The following tables depict our pre-tax operating profit or (loss) for the first six months and the second quarter of 2008 and 2007 on a stand-alone basis and a consolidated basis for Global, HAT and World Jet:

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Improvement in the Company’s liquidity position depends on 3 main factors:

1	.	The collections of the large past due amounts due from Avolar and BCI.
2	.	The successful marketing of the aircraft and engines now in our inventory, converting them to cash.
3	.	The continued growth and profit experienced prior to the cash problems experienced in 2007.

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

Changes in the Company’s Balance Sheet for the 1st and 2nd quarters ended June 30, 2008 reflected several events. Total assets decreased from $29,694,148 at December 31, 2007 to $25,939,984. Significant changes for the period were:

Cash on hand decreased $575,507 from the balance December 31, 2007 due to the use of funding from the debenture transaction, (see Short-Term Financing below), principally to pay-down accounts payable.

Accounts receivable decreased $2,074,396 largely due to Managements decision to increase the allowance for several large outstanding accounts as discussed earlier under the discussion of maintenance segment results.

Total inventory decreased $3.5M. The Company bought aircraft and engines for $2.3 million and sold aircraft and engines valued at $2.8 million. Additionally, inventory values of aircraft and engines were decreased $3M to reflect current market values.

Cost and estimated earnings on contracts in progress increased $231,625

Restricted funds increased $250K due to required performance bonds related to a HAT customer. Deferred income taxes increased $2,213,018 due to the tax benefit of our year-to-date loss.

There was a reclassification from other asserts to other current assets of $320K.

During the quarter ended June 30, 2008 total liabilities increased from $15,952,315 at December 31, 2007 to $16,201,262 primarily due to:

Notes payable decreased $1.133K as a result of payments on the note related to the debenture agreement of $2.5M plus $1.6M in two notes issued during the 2nd quarter (see Short-Term Financing below for details on financings). 200K related to financed insurance premiums and capital lease obligations was paid during the period.

Accounts Payable decreased $728K.

Customer deposits increased $2.9M reflecting payments made under a letter of intent for the purchase of two aircraft.

Billings in excess of costs and estimated earnings on contracts in progress decreased $822,782.

Cash

As of June 30, 2008, we had $646,091 in cash on hand and $5,337,724 in accounts receivable.

During 2007, the Company experienced a major cash deficit. In December of 2007, the Company was able to find the source of funding detailed under Short-Term Financing below. This funding was used to (i) eliminate the expensive short-term debt the Company had acquired to provide the cash necessary for day-to-day operations and (ii) pay off a $5,000,000 loan from M&I Marshall & Ilsley Bank.

The Company believes that it will fully recover from the effects of the cash shortage it experienced for most of 2007. Management bases its assessment on several factors:

  The Company will continue efforts to sell the aircraft received due to the termination of its partnership in Jetglobal.
  The Company will continue to aggressively collect on its older outstanding receivable balances from Avolar and BCI.
  Our HAT operation will increase its marketing effort in order to secure new customers to fill the void left by our withdrawal from Jetglobal and our cessation of work for Avolar. HAT is being successful in securing profitable maintenance contracts with new customers.

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

Short-Term Financing

At June 30, 2008, the Company was in compliance with the covenants of the non-convertible secured debenture financing agreements entered into on December 20, 2007. During the first half of 2008, the original $10M balance was reduced to $7.5M.

On May 21, 2008, Global entered into a purchase agreement for one MD-83 airframe, N789BV, Serial #49789. The contract calls for $300,000 cash and a note in the amount of $850,000 to be paid in eight equal monthly installment of $106,250 plus 6% interest with the first payment due no later than August 1, 2008.

On June 19, 2008, Global and its subsidiaries HAT, World Jet and Hamilton Aerospace S.A. de C.V. entered into and closed on a Secured Note and Aircraft Security Agreement, (“MD-83 Note and Security Agreement), with Victory Park Master Fund, Ltd. The principal amount of the note is $800,000, payable on or before September 15, 2008 and bears interest at the greater of 15% or Prime +10%. One MD-83, N9306T, Serial #49567 secures the Note. The holders of the Debentures described above waived any default or other breach arising out of this MD-83 Note and Security Agreement. As an inducement for participation in this transaction, 75,000 shares of the Company’s common stock are to be issued to Victory Park Master Fund, Ltd.

Long-Term Financing

The long-term liabilities of Global, consisting primarily of capitalized lease obligations, were reduced to $138K by the end of the 1st half of 2008.

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

Inventory: Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories include new and used parts and parts stripped from aircraft. These inventory items are initially carried at original cost basis determined on the pro-rata fair value of the individual parts based on market or catalog pricing. All aircraft parts inventory are grouped as “Inventory” and accounted under ‘Current Assets’ category. This is based on standard aviation industry practice of showing all aircraft parts under single line item of inventory. Aircraft parts typically have more than one year of life. Rotable parts have the same life as the aircraft. Repairable parts can be repaired several times over the life of the aircraft and installed on the aircraft. When management determines that an allowance for slow moving and obsolete inventory should be provided for, the allowance is considered as an expense for the company.

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

ITEM 3A.    CONTROLS AND PROCEDURES

Our management, including our chief executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on form 10-Q. Based upon that evaluation, our chief executive officer and chief financial and accounting officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by our company in reports that we file under The Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information was made known to them by others within the company, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. As a non-accelerated filer, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control —Integrated Framework. Based on this assessment, management concluded that certain controls and procedures were not effective. An explanation of the deficiencies is set forth below.

The Certifying Officers determined that certain deficiencies involving internal controls constituted material weaknesses as of the end of the period covered by its December 31, 2007 Annual Report. The deficiencies identified related to audit adjustments made due to limited or no review procedures performed by management beyond initial preparer calculations and estimates. Additionally, the Company identified a lack of formal control design structure for the review of external financial data.

In order to correct the foregoing deficiencies, the Company has taken the following remediation measures:

1	.	A formal quarterly review process has been established to examine the critical areas of account receivable collectibility and reach a determination as to the need for increased an allowance account and the amount of such increase.

2	.	A formal quarterly review process has been established to examine the carrying value of major inventory items relative to the changing market value and to determine the amount of adjustment needed, if any.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may not prevent or detect misstatements and can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS As Plaintiff:

During the second quarter of 2008, hearing was held in the Company’s lawsuit against Corwin Foster and Jan Doe Foster husband and wife, and Seajay Holdings, LLC, a Michigan Limited Liability Company, (described in form 10K for the year ended December 31, 2007). At the close of said hearing the judge ruled in the Company’s favor and the Company is awaiting the post judgment findings, conclusions and amount of award for damages, if any.

As Defendant:

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

ITEM 6.    EXHIBITS

(a) Exhibits

31.1	Certification of Principal Executive Officer, Mr. Gordon Hamilton
31.2	Certification of Principal Operating Officer, Mr. John B. Sawyer
31.3	Certification of Principal Accounting Officer, Ms. Patricia Graham
32.1	Certification of Mr. Gordon Hamilton, Chief Executive Officer

Forms 8-K filed during the first quarter of 2008:

Issued January 17, 2008, Item 5.02, Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers and Item 9.01, Financial Statements and Exhibits. The exhibit was a Press Release of Global Aircraft Solutions, Inc. issued January 14, 2008.

Forms 8-K filed during the second quarter of 2008:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Gordon Hamilton	Chief Executive Officer and Director	April 12, 2008
Gordon Hamilton

/s/ John Sawyer	President, Chief Operating Officer and Director	April 12, 2008
John Sawyer

/s/ Patricia Graham	Chief Accounting Officer	April 12, 2008
Patricia Graham