Form 10-Q
period 2008-09-30
GLOBAL AIRCRAFT SOLUTIONS, INC.
filed 2008-11-18
CIK 854171

     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For quarterly period ended September 30, 2008
[ ]	Transition report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
	For the transition period from _______________	to ___________________________

Commission File No. 0-28575

GLOBAL AIRCRAFT SOLUTIONS, INC.

(Exact name of issuer as specified in its charter)

NEVADA	84-1108499
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6901 South Park Avenue
Tucson, Arizona 85706
Mail: P.O. Box 23009
Tucson, AZ	85734-3009
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (520) 294-3481

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

The registrant had 39,656,301 shares of its Common Stock outstanding as of September 30, 2008.

INDEX
PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Condensed Consolidated Balance Sheets (unaudited): As of
September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations (unaudited):
For the three and nine months ended September 30, 2008 and 2007	5

Condensed Consolidated Statement of Changes in Stockholders’
Equity (unaudited): For the year ended December 31, 2007 and
nine months ended September 30, 2008	6

Condensed Consolidated Statements of Cash Flows (unaudited):
For the nine month periods ended September 30, 2008 and 2007	7

Item 2. Management’s Discussion and Analysis of Financial Condition	15

Item 3. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits	23

Signatures	24

Certifications

ITEM 1. FINANCIAL STATEMENTS.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(unaudited)

ASSETS
	September 30,	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$43,976	$1,221,598
Accounts receivable, net	2,982,227	7,412,120
Due from equity investee partner	347,330	472,000
Inventory, net	12,289,335	16,429,501
Restricted funds	447,925	196,181
Deferred income taxes	5,678,440	1,682,948
Other current assets	1,006,512	752,784

TOTAL CURRENT ASSETS	22,795,745	28,167,132

Property, plant and equipment, net	810,893	1,024,837
Investments in and advances to affiliates	20,000	20,000
Goodwill	38,992	38,992
Deferred taxes	76,718	76,718
Other assets	39,951	366,469

TOTAL ASSETS	$23,782,299	$29,694,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Balance Sheets
September 30, 2008 and December 31, 2007
(unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	September 30,	December 31,
	2008	2007
CURRENT LIABILITIES
Notes payable	$7,618,147	$10,268,091
Accounts payable – trade	3,257,353	3,051,776
Customer deposits	5,091,144	419,076
Billings in excess of costs and estimated
earnings on contracts in progress, net	104,425	822,782
Accrued liabilities	458,421	484,109
Income taxes payable	596,874	673,453
Current maturities – capital lease obligations	66,683	62,038

TOTAL CURRENT LIABILITIES	17,193,047	15,781,325

LONG-TERM LIABILITIES

Capitalized lease obligations, net of current portion	121,606	170,990

TOTAL LONG-TERM LIABILITIES	121,606	170,990

TOTAL LIABILITIES	17,314,653	15,952,315

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, 5,000,000 shares authorized no
shares issued or outstanding 2008 and 2007	--	--
Common stock, $.001 par value, 100,000,000 shares authorized;
41,156,301 shares issued and 39,656,301 shares
outstanding 2008 and 40,181,301 shares issued and
outstanding 2007.	41,156	40,181
Additional paid-in capital	14,018,029	13,755,973
Contributed capital	620,289	620,289
Subscriptions receivable	(154,035)	--
Treasury stock	(1,500)	--
Accumulated deficit	(8,056,293)	(674,610)

TOTAL STOCKHOLDERS' EQUITY	6,467,646	13,741,833

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,782,299	$29,694,148

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Statements of Operations
For the Three and Nine Months ended September 30, 2008 and September 30, 2007
(unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Sales
Sales, maintenance, repair and overhaul	$3,036,924	$4,041,058	$11,726,273	$12,318,048
Sales, aircraft trading	- -	- -	3,549,917	7,900,000
Sales, parts	509,649	568,017	2,360,663	1,793,485
Sales, other	64,705	11,310	336,373	11,742
Total sales	3,611,278	4,620,385	17,973,226	22,023,275
Cost of sales
Cost of sales, maintenance, repair and
overhaul	(3,578,355)	(2,681,761)	(9,844,365)	(8,640,115)
Cost of sales, aircraft trading	- -	- -	(3,405,730)	(6,846,234)
Cost of sales, parts	(266,000)	(156,224)	(1,218,870)	(785,058)
Cost of sales, other	- -	(1,540)	(198,398)	(1,975)
Inventory write-down	(953,712)	- -	(4,029,000)	- -
Total cost of sales	(4,798,067)	(2,839,525)	(18,696,363)	(16,273,382)

Gross profit	(1,186,789)	1,780,860	(723,137)	5,749,893
Selling, general and administrative
expense	(3,152,282)	(1,835,945)	(9,509,115)	(4,964,136)

Income(loss) from operations	(4,339,071)	(55,085)	(10,232,252)	785,787

Other income (expense):
Interest income	4,425	198,094	11,991	382,385
Interest expense	(321,931)	(366,802)	(1,098,105)	(877,291)
Miscellaneous income (expense)	93,947	6,757	142,425	(18,498)
Legal settlement	(400,000)	- -	(200,000)	- -
Penalties	- -	(48,634)	(1,234)	(48,634)
Equity in income of unconsolidated
affiliate	- -	- -	- -	214,800
Gain on sale of interest in
unconsolidated affiliate	- -	461,231	- -	488,441

Net income(loss), before taxes	(4,962,630)	195,561	(11,377,175)	926,960
Provision for income taxes	1,782,474	(68,432)	3,995,492	(324,436)

Net income(loss)	$(3,180,156)	$127,129	$(7,381,683)	$602,524
Net income(loss) per share:
Basic	$(0.08)	$0.00	$(0.18)	$0.02
Diluted	$(0.08)	$0.00	$(0.18)	$0.02
Weighted average number of common
shares outstanding:
Basic	40,990,812	35,160,804	40,520,717	39,842,270
Diluted	40,990,812	36,586,174	40,520,717	40,997,040

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
For the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008
(unaudited)

				Additional
	Common		Treasury	Paid-in	Contributed		Subscriptions	Retained	Stockholder
	Shares		Stock	Capital	Capital		Receivable	Earnings	Equity
Balance December
31, 2006	39,587,807	$39,967		$12,723,213	$620,289			$2,370,737	$15,754,206
Exercise of warrants,
(non-cash)	48,494	48		(48)					--
Share-based payments
to directors	10,000	10		13,890					13,900
Stock issued to
employees for
compensation	340,000	340		204,670					205,010
Stock issued to third
parties	120,000	120		94,680					94,800
Stock (restricted)
issued to 3rd parties
for current and future
services	75,000	75		29,465					29,540
Shares vested on
employment
agreements				176,843					176,843
Options issued to a
Director				10,546					10,546
Warrants issued with
debentures				581,282					581,282
Repricing of existing
warrants				69,241					69,241
Tax effects of share-
based payments				(148,188)					(148,188)
Reclassification from
commons stock to
APIC		(379)		379					--
Net loss, 2007								(3,045,347)	(3,045,347)
Balance December
31, 2007	40,181,301	$40,181		$13,755,973	$620,289	-	--	$(674,610)	$13,741,833
Shares vested on
employment
agreements				68,755					68,755
Options issued to a
Director				2,601					2,601
Options exercised	900,000	900		152,100			(154,035)		(1,035)
Stock issued to third
parties pursuant to
financing agreement	75,000	75		21,600					21,675
Stock to issued to
third parties pursuant
to financing
agreement				15,500					15,500
Stock returned per
court order (Treasury)	(1,500,000)		(1,500)	1,500					--
Net income								(7,381,683)	(7,381,683)
Balance September
30, 2008	39,656,301	$41,156	$(1,500)	$14,018,029	$620,289		$(154,035)	$(8,056,293)	$6,467,646
The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
Condensed Consolidated Statements of Cash Flows
For the Nine Months ended September 30, 2008 and 2007
(unaudited)

	2008	2007
Cash flow from operating activities:
Net (Loss)Income	$(7,381,683)	$602,524

Adjustments to reconcile net (loss)income to net cash
provided by operating activities:
Depreciation	343,036	430,921
Equity in income of unconsolidated affiliate	--	(214,800)
Inventory impairments	4,029,000	61,741
Bad debt expense	3,229,229	--
Stock based compensation expense	108,531	418,404
Intercompany non-cash transactions	--	9,205
Gain - settlement - investee partner	--	(488,441)
Customer deposits forfeited	--	(50,000)
Draw-down fees deducted from note receipts	--	110,000

Changes in Assets and Liabilities:
Accounts receivable	1,445,450	(1,901,296)
Prepaid expenses	550,770	195,393
Inventory	1,861,166	115,611
Restricted funds	(251,744)	(128,984)
Deposits	(609,921)	(8,060)
Other non-current assets	74,309	--
Accounts payable-trade	85,460	(2,470,808)
Deferred income taxes	(3,995,492)	--
Customer deposits	4,672,068	340,712
Billings in excess of cost and estimated
earnings on contracts in progress, net	(718,357)	(561,618)
Income tax payable	(76,579)	373,071
Accrued liabilities	(25,688)	33,074
Net cash (used in) provided by operating activities	3,339,555	(2,010,115)

Cash flows from investing activities:
Purchase of property, plant and equipment	(127,693)	(47,365)
Notes receivable	--	116,672
Non-consolidated affiliate (investment)/receipt	--	48,973
Net cash (used in) provided by investing activities	(127,693)	118,280

Cash flows from financing activities:
Proceeds from bank loans	--	141,994
Repayment of loans	(4,053,240)	(84,391)
Payments on capital lease obligations	(46,137)	(41,823)
Proceeds from note payable	300,000	1,850,000
Payments on notes payable, related party	(300,000)	--
Proceeds from note payable, related party	--	1,250,000
Payments on notes payable	(286,565)	(1,114,320)
Other financing activities, net	(3,542)	(14,586)
Net cash (used in) provided by financing activities	(4,389,484)	1,986,874

Net (increase) decrease in cash and cash equivalents	(1,177,622)	95,039

Cash and cash equivalents at beginning of period	1,221,598	104,440

Cash and cash equivalents at end of period	$43,976	$199,479

Interest paid for the nine-month periods ended September 30, 2008 and 2007 was $748,360 and $502,238, respectively.

Taxes paid during the nine-month periods ended September 30, 2008 and 2007 were $100,000 and $45, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL AIRCRAFT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

These Condensed Consolidated Financial Statements include the accounts of Global Aircraft Solutions, Inc., and its wholly owned subsidiaries, Hamilton Aerospace Technologies, Inc. (“HAT”), Johnstone Softmachine Corporation (“Johnstone”), and World Jet Corporation (“World Jet”), collectively, the “Company” or “Global”. HAT, Johnstone were acquired by Global on May 2, 2002. Johnstone is currently inactive.

All material transactions and accounts with the subsidiaries have been eliminated from the condensed consolidated financial statements.

These Condensed Consolidated Financial Statements have been prepared by the Company without audit. These Condensed Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the operations of the Company for the three and nine months ended, September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. However, these operating results are not necessarily indicative of the results expected for the full fiscal year. The Condensed Consolidated Financial Statements should be read in conjunction with the notes to the Condensed Consolidated Financial Statements contained in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

2.     LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying condensed consolidated financial statements the Company has incurred recurring losses from operations, which include substantial inventory write downs due to declining market values and significant allowances taken against the Company's outstanding accounts receivable. As of September 30, 2008, the Company's current liabilities include secured debentures in the amount of $6,853,010 due and payable on or before December 20, 2008 to Victory Park Credit Opportunities Master Fund, LLC ("Victory Park"). Various events of default have occurred and are continuing under these secured debentures. Victory Park  has not consented to or waived any past, present or future defaults under the debentures or related transaction documents. Victory Park, however, is currently examining the situation and actively working with the Company in an effort to resolve the matter, while it considers all of its rights, powers, privileges and remedies under the debentures and related transaction documents. There is substantial doubt that the Company will be able to repay this indebtedness on the due date. A payment default would raise substantial doubt about the Company's ability to continue as a going concern absent renegotiated payment terms. The Company is currently working with its senior lender to stabilize its lender relationships by establishing certain internal operating and management plans. An outside consulting firm is on site to institute and implement all necessary programs to accomplish management's objectives. Management has instituted a cost reduction program that includes reductions in management salaries, in labor and fringe benefit costs, in discretionary spending and has instituted more efficient management techniques for contract approval, collection of receivables, cash management and targeted marketing efforts. Management believes these factors will contribute toward achieving profitability. However, there can be no assurances that management's plans will be successful or that the Company will be profitable. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Reclassifications

Certain amounts in the accompanying financial statements as of September 30, 2007 have been reclassified to conform to the current year presentation, with no effect on reported net earnings.

Revenue and Cost Recognition

Revenues from fixed-fee contracts or portions of contracts for MRO sales are recognized by employing the percentage-of-completion method, measured by the cost-to-cost method, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. The cumulative catch-up method is used to account for changes in estimates of total revenues, total costs or extent of progress. Each project is considered complete when the subject aircraft departs, or is cleared to depart, our facility. Revision in cost and labor hour estimates and recognition of losses, if any, on these contracts are reflected in the accounting period in which the facts become known. During the periods covered by these financial statements, no material prior period revisions were necessary. As of December 31, 2007 and September 30, 2008 there were no material amounts in excess of the agreed contract price that the Company seeks to collect from customers or others for customer-caused delays, errors in specifications or designs, contract termination, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs.

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

Earnings per share

Basic earnings per share includes no dilution and is computed by dividing net earnings available to stockholders by the weighted number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the Company’s earnings. Reconciliation of EPS for the three and nine month periods ended September 30 of 2008 and 2007 are as follows:

	For the Three Months ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Loss	$(3,180,156)
Basic and diluted EPS
Loss applicable to common stockholders	$(3,180,156)	40,990,812	($0.08)

	For the Nine Months ended September 30, 2008
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Loss	$(7,381,683)
Basic EPS and diluted EPS
Loss applicable to common stockholders	$(7,381,683)	40,520,717	($0.18)

	For the Three Months ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income	$127,129
Basic EPS
Income available to common stockholders	$127,129	35,160,804	$0.00

Warrants		35,065
Options		701,229
Unvested employment agreement shares		689,076
Diluted EPS
Income available to common stockholders and assumed
conversions	$127,129	36,586,174	$0.00

	For the Nine Months ended September 30, 2007
	Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net Income	$602,524
Basic EPS
Income available to common stockholders	$602,524	39,842,270	$0.02

Warrants		54,217
Options		715,663
Unvested employment agreement shares		384,890
Diluted EPS
Income available to common stockholders and assumed
conversions	$602,524	40,997,040	$0.02

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

5.    TRADE ACCOUNTS RECEIVABLE

As of September 30, 2008 and December 31, 2007, trade accounts receivable consist of the following:

	September 30, 2008	December 31, 2007
Contracts in progress	$599,760	$2,393,224
Completed contracts	7,493,032	7,789,974
	$8,092,792	$10,183,198
Less: allowance for doubtful accounts	(5,110,565)	(2,771,078)
	$2,982,227	$7,412,120

Bad debt expense for the three and nine month periods ending September 30, 2008 was $1,408,732 and $3,229,229, respectively.

Bad debt expense for the three and nine month periods ending September 30, 2007 was $253,658 and $253,658, respectively.

6. INVENTORY

Inventories consisted of the following:
	September 30, 2008	December 31, 2007

Maintenance hardware	$762,846	$912,745
Parts for resale	6,166,110	6,527,947
Aircraft & engines	5,360,379	8,988,809

	$12,289,335	$16,429,501

Management reviews listed inventory items to determine whether there are slow moving or obsolete items on an annual basis. It has been and remains our policy to expense any items that we determine to be obsolete, damaged or unlikely to sell. The Company had an allowance for slow moving and obsolete parts inventory in the amount of $375,980 at September 30, 2008 and of $125,980 at December 31, 2007.

7.      NOTES PAYABLE

On December 20, 2007, Global and its subsidiaries HAT, World Jet and Hamilton Aerospace S.A. de C.V. ("HATMEX") (collectively the "Companies") entered into and closed on three non-convertible secured debenture-financing agreements with two accredited institutional investors ("Holders") in the total amount of $10 million (collectively the "Debentures"). The Debentures accrue interest at the rate of 15% per annum, which is payable quarterly in arrears beginning April 1, 2008. The Debentures also provide for a cash flow recapture to the Holders equal to 60% of any proceeds related to the sale of Global's aircraft inventory. The Debentures mature on December 19, 2008.

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

As of September 30, 2008, various events of default have occurred and are continuing under the Company's secured debentures issued to Victory Park. Victory Park has not consented to or waived any past, present or future defaults under the debentures or related transaction documents. Victory Park, however, is currently examining the situation and actively working with the Company in an effort to resolve the matter, while it considers all of its rights, powers, privileges and remedies under the debentures and related transaction documents. At September 30, 2008, the outstanding balance was $6,303,010 plus $38,587 accrued interest.

On May 21, 2008, Global entered into a purchase agreement for one MD-83 airframe, N789BV, Serial #49789. The contract calls for $300,000 cash and a note in the amount of $850,000 to be paid in eight equal monthly installment of $106,250 plus 6% interest with the first payment due no later than August 1, 2008. The balance of the note at September 30, 2008 was $743,750 plus $8,775 accrued interest.

On June 19, 2008, Global and its subsidiaries HAT, World Jet and Hamilton Aerospace S.A. de C.V. entered into and closed on a Secured Note and Aircraft Security Agreement, (“MD-83 Note and Security Agreement), with Victory Park. The principal amount of the note is $800,000, payable on or before September 15, 2008 and bears interest at the greater of 15% or Prime +10%. One MD-83, N9306T, Serial #49567 secures the Note. The holders of the Debentures described above waived any default or other breach arising out of this MD-83 Note and Security Agreement. As an inducement for participation in this transaction, 75,000 shares of the Company’s common stock are to be issued to Victory Park.

On September 26, 2008, the Maturity Date of this note was extended through and including December 20, 2008. The Company paid $6,000 in connection with this extension and agreed to pay a $5,000 per month maintenance fee. The lender will be issued 100,000 shares of common stock as consideration for this extension. The principal and interest due on September 30, 2008 was $568,610.

8.      CONTRACTS IN PROGRESS

At September 30, 2008 and December 31, 2007, costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings on uncompleted contracts consist of the following:

	September 30,		December 31,
	2008		2007
Costs incurred on uncompleted contracts	$1,397,892		$1,670,556
Profit earned to date	425,234		1,630,873

	$1,823,126		$3,301,429
Less: Billings to date	(1,927,551)		(4,124,211)

	$(104,425)	$	(822,782)

Included in the accompanying balance sheet at September 30, 2008 and December 31, 2007, under the following caption:

Billings in excess of costs and estimated earnings on uncompleted contracts.

	September 30,	December 31,
	2008	2007
Billings in excess from above	$(104,425)	$(822,782)
Time and material earnings unbilled	--	--

Net	$(104,425)	$(822,782)

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

Stock

On June 19, 2008, the Company agreed to issue 75,000 shares of restricted common stock to Victory Park Master Fund, Ltd. as an inducement for granting the Company an $800,000 Secured Note and Aircraft Security Agreement as described herein under Note 7, “Notes payable”. The value of the stock at measurement date was $0.29 per share and $21,675 was expensed during the second quarter of 2008. The stock was issued July 24, 2008.

On July 24, 2008, 75,000 shares of restricted common stock were issued to Victory Park Master Fund, Ltd in accordance with the agreement detailed above.

During the second quarter of 2008, hearing was held in the Company’s lawsuit against Corwin Foster and Jan Doe Foster husband and wife, and Seajay Holdings, LLC, a Michigan Limited Liability Company, (described in form 10K for the year ended December 31, 2007). At the close of said hearing the judge ruled in the Company’s favor and the defendants were ordered to return 1,500,000 shares of the Company’s common stock. This return of stock was accomplished on September 22, 2008.

On September 26, 2008, the Company agreed to issue 100,000 shares of common stock to Victory Park Master Fund, Ltd, as an inducement for their granting an extension of the $800,000 Secured Note mentioned above. The value of the stock at measurement date was $0.155 per share and $15,500 was expensed during the second quarter of 2008.

SUMMARY OF EQUITY COMPENSATION STOCK-OPTION PLANS

	TOTAL SHARES	ISSUED	AVAILABLE
PLAN NAME			September 30, 2008
2002 Compensatory Stock Option Plan	3,000,000	1,055,000	1,945,000
2003 Employee Stock Compensation Plan	5,000,000	4,987,500	12,500

Stock-based Compensation Disclosure

Stock issued under plans to employees was issued at the value of the stock at the measurement date. All outstanding options were exercisable at the grant date. Those options issued to employees that were not immediately exercised remained outstanding at September 30, 2008 and are summarized below:

	September 30, 2008
		Weighted Average
		Exercise Price
Options outstanding at beginning
of year	940,000	$0.207	Exercisable on grant date
Granted during quarter 1	None
Granted during quarter 2	10,000		Exercisable on grant date
Granted during quarter 3	None
Exercised during quarter 1	None
Exercised during quarter 2	900,000
Exercised during quarter 3	None
Forfeited during quarter 1, 2 & 3	None
Outstanding at 9/30/2008	50,000	$0.28	Exercisable on grant date
Options exercisable at 9/30/2008	50,000	$0.88	Exercisable on grant date
Weighted average fair value of
options granted during quarter 2	$0.28

The aggregate remaining contractual lives in years for the 30,000, 10,000 and 10,000 options outstanding and exercisable on September 30, 2008 was 3.153, 3.683 and 4.819, respectively.

	September 30, 2007
		Weighted Average
		Exercise Price
Options outstanding at beginning
of year	930,000	$0.198	Exercisable on grant date
Granted during quarter 1, 2 & 3	10,000	$1.05	Exercisable on grant date
Exercised during quarter 1, 2 & 3	None
Cancelled during quarter1, 2 & 3	None
Forfeited during quarter 1, 2 & 3	None
Outstanding at 9/30/2007	940,000	$0.207	Exercisable on grant date
Options exercisable at 9/30/2007	940,000	$0.207	Exercisable on grant date
Weighted average fair value of
options granted during quarter 1	$1.05

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

Selected information by business segment is presented in the following tables for the three and nine months ended September 30, 2008 and September 30, 2007.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	($millions)	($millions)	($millions)	($millions)
Segment sales:
Aircraft maintenance	3.037	4.041	12.159	12.318
Aircraft trading	1.327	--	4.877	7.900
Part sales	1.535	1.493	5.581	5.006
Other	.065	.011	.337	.011

Sub Total	5.965	5.545	22.954	25.235

Elimination of intersegment sales	(2.354)	(.925)	(4.981)	(3.212)

Total consolidated sales	3.611	4.620	17.973	22.023

Gross profit:
Aircraft maintenance	(.791)	1.359	1.632	3.678
Aircraft trading	(.706)	--	(3.498)	1.054
Part sales	.245	.412	1.105	1.009
Other	.065	.010	.138	.009

Sub total	(1.187)	1.781	.723	5.750

Selling, general, administrative expense	(3.152)	(1.836)	(9.509)	(4.964)

Income from operations:	(4.339)	(.055)	(10.232)	.786

Other, net	(.624)	(.210)	(1.145)	(.562)
Share of Jetglobal net income (a/c trading)	--	--	--	.215
Gain on sale of interest in Jetglobal	--	.461	--	.488

Consolidated earnings (loss) before taxes	(4.963)	.196	(10.737)	.927

Interest income by segment
Aircraft maintenance	.002	.193	.009	.367
Aircraft trading	--	--	--	--
Part sales	--	--	--	--
Corporate	.002	.005	.003	.015
Total interest income	.004	.198	.012	.382

Interest expense by segment
Aircraft maintenance	.014	.236	.052	.523
Aircraft trading	--	--	--	--
Part sales	--	.002	--	.010
Corporate	.308	.129	1.046	.344
Total interest expense	.322	.367	1.098	.877

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	($millions)	($millions)	($millions)	($millions)
Depreciation and amortization by segment
Aircraft maintenance	.093	.105	.275	.320
Aircraft brokerage	--	--	--	--
Part sales	--	--	--	--

Corporate	.021	.033	.068	.111
Total	.114	.138	.343	.431

Net asset values:
Aircraft maintenance	4.638	11.553	4.638	11.553
Aircraft trading	5.360	7.890	5.360	7.890
Part sales	6.368	6.998	6.368	6.998

Corporate	7.416	4.400	7.416	4.400
Total	23.782	30.841	23.782	30.841
Capital expenditures:
Aircraft maintenance	.041	.009	.041	.009
Aircraft brokerage	--	--	--	--
Part sales	--	--	--	--

Corporate	.003	.006	.003	.049
Total	.044	.015	.044	.058

The Company’s facilities and assets are primarily located in the United States. The Company sells and ships to several foreign countries. All foreign revenues are collected and recorded in U.S. dollars. Geographic information regarding sales to foreign countries is presented in the following table:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
Afghanistan	$394,353	$--
Angola	--	63,524
Australia	400	--
Belgium	134,800	42,319
Canada	2,691,466	150
France	800	--
Hong Kong	--	30
Israel	15,300	42,057
Italy	55	--
Lebanon	--	57,845
Lithuania	4,000	15,785
Mexico	3,011,360	551,758
Nigeria	1,722,607	--
Pakistan	1,043,602	285,520
South Africa	2,655	--
Sweden	4,950	--
Turkey	781	--
UAE	41,300	53,369
Ukraine	1,223,153	13,680
United Kingdom	36,176	4,360
TOTALS	$10,327,758	$1,130,397

11. CONCENTRATIONS Revenues

The Company’s top four customers accounted for 54.7% and 79.2% of sales during the 1st nine months of 2008 and 2007, respectively. Three customers accounted for 54.5% of the Company’s net accounts receivable at September 30, 2008. The broadening of our customer base will spread the risk associated with a potential failure of a significant customer. Efforts are continually being made to broaden our customer base. It should be noted that in any single quarter, due to the length of the typical repair job, percentages will normally be significantly higher than on an annual basis. While the relative significance of customers varies period to period, the loss of, or significant curtailments of purchase of our services by, one or more or our significant customers at any time could adversely affect our revenue and cash flow. The top four customers, referenced above, for the 1st   nine months of 2008 and 2007 are listed in the table below:

1st Nine months of 2008 -Top Four	1st Nine months of 2008 -% of Revenues	1st Nine months of 2007 -Top Four	1st Nine months of 2007 -% of Revenues
Customers		Customers
Customer E	16.4%	Customer A	51.5%
Customer F	12.8%	Customer B	12.7%
Customer G	9.4%	Customer C	11.5%

Customer H	7.4%	Customer D	4.1%
Top Four- 1st Nine months of 2008		Top Four- 1st Nine months of 2007
Total %	46.0%	Total %	79.8%

Cash

We are potentially subjected to concentration of credit risk through our cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited or managed by major financial institutions and at times are in excess of FDIC insurance limits. At September 30, 2008 and December 31, 2007 cash and cash equivalents held in excess of FDIC insurance limits were approximately $0 and $900,000, respectively.

12.      RELATED PARTY TRANSACTIONS

GALP

GALP accounted for 2.2% of Company revenue during the first nine months of 2008. At September 30, 2008, the Company had receivables in the amount of $1,654,499, (an allowance of $997,965 has been established), from GALP, which represents 18%, after allowance, of the Company’s net accounts receivable balance.

13.      SUBSEQUENT EVENTS

During October 2008, the Company agreed to purchase four JT8D-217 engines for $4.8M. The purchase contract calls for two deposits of 400,000 each, (one was paid in the third quarter), and for monthly payments of $264,000 per month for 14 months. The engines are to be installed on two aircraft purchased for resale by the Company earlier in the year. The aircraft have been contracted for sale and should be delivered during the fourth quarter of 2008.

In October, the company signed a proposal letter that outlines the steps and terms necessary to extend the Company’s senior note until December 20, 2009. The new senior note would include the balance of the original senior note together with the balance of the MD-83 Note and Security Agreement. There is no guaranty that these negotiations will be successfully worked out with our senior lender.

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

PART 1

RECENT DEVELOPMENTS AFFECTING OUR OPERATIONS

High fuel costs and the general state of the economy are negatively impacting the aviation industry.

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

Consolidated Results

Consolidated net sales for the three months ended September 30, 2008 decreased $1.009 million, or 21.8%, to $3.611 million from $4.620 million for the three months ended September 30, 2007. Cost of sales consists of costs of inventory sold for World Jet, time and materials for HAT and aircraft purchases for Global aircraft trading. Consolidated cost of sales for the three months ended September 30, 2008 increased $1.958 M, or 69%, to $4.798 million from $2.839 million for the three months ended September 30, 2007. Cost of sales included $.954 million of inventory write-down. Consolidated cost of sales, absent the inventory write-down, increased 35.4% as compared to the 3rd quarter of 2007. Consolidated cost of sales, as a percentage of revenue, increased in the third quarter of 2008 to 133% from 61.5% for the same period in 2007. Absent the inventory write-down, consolidated cost of sales, as a percentage of revenue was 106.5% in the third quarter of 2008.

Consolidated net sales for the nine months ended September 30, 2008 decreased $4 million, or 18.4%, to $17.973million from $22.023 million for the nine months ended September 30, 2007. Consolidated cost of sales for the nine months ended September 30, 2008 increased $2.4M, or 14.9%, to $18.696 million from $16.274 million for the nine months ended September 30, 2007. Consolidated cost of sales included $4.029 million of inventory write-downs. Consolidated cost of sales, absent the inventory write-down, decreased 9.9% as compared to the nine months ended September 30, 2007. Consolidated cost of sales, as a percentage of revenue, increased in the first nine months of 2008 to 104% from 73.9% for the same period in 2007. Absent the inventory write-down, consolidated cost of sales, as a percentage of revenue was 87.6% in the first nine months of 2008.

Consolidated selling, general and administrative expenses for the three months ended September 30, 2008, as percentage of sales, were 87.3%, which was 29.9% greater than for the same period in 2007. For the first nine months of 2008 consolidated selling, general and administrative expenses were 52.9% of sales as compared to 22.4% in the same period of 2007. The bad debt expense of $3.229M recorded in 2008 impacts the percentages for the first nine months by 18%.

Company-wide gross profit for the nine months ended September 30, 2007 of $5.7 million was more than the same period in 2008 by $6.4 million, reflecting the gross loss of $723K. Consolidated gross profit was impacted during the second quarter by the write down of our aircraft inventory in the amount of $3.037M. Inventories were reduced further in the third quarter in the amount of $953,712. Gross profit levels during any particular period are dependent upon the number and type of aircraft serviced, the contract terms under which services are performed and the efficiencies that can be obtained in the performance of such services. Significant changes in any one of these factors could have a material impact on the amount and percentage of gross profits. Additionally, gross profit could be impacted in the future by considerations as to the value of our inventory.

Consolidated S G &A expense for the nine months ended September 30, 2008 was $9,509,115 a 91.6% increase over the $4,964,136 recorded in the first nine months of 2007. The 2008 results included bad debt expense of $3.229M resulting from allowances taken against accounts receivable balances.

Consolidated interest expense was $321,931 as compared to $366,802 in the third quarters of 2008 and 2007, respectively.

The following tables depict our pre-tax operating profit or (loss) for the first nine months and the third quarter of 2008 and 2007 on a stand-alone basis and a consolidated basis for Global, HAT and World Jet:

3rd quarter of 2008
	Global	HAT	World Jet	Intercompany
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations	Consolidated

Revenues	$1,327,791	$3,137,129	$1,499,846	$(2,353,488)	$3,611,278
Less: Cost of sales	2,033,901	3,985,547	1,132,107	(2,353,488)	4,798,067
Less: Expenses	918,124	1,913,525	321,250	(617)	3,152,282
Pre-tax Operating Profit (Loss)	(1,624,234)	(2,761,943)	46,489	617	(4,339,071)

First nine months of 2008
	Global	HAT	World Jet	Intercompany
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations	Consolidated

Revenues	$4,295,541	$13,412,970	$5,245,370	$(4,980,655)	$17,973,226
Less: Cost of sales	8,158,781	11,714,916	3,796,858	(4,974,192)	18,696,363
Less: Expenses	3,333,651	5,247,014	936,764	(8,314)	9,509,115
Pre-tax Operating Profit (Loss)	(7,196,891)	(2,826,090)	511,748	1,851	(10,232,252)

3rd quarter of 2007
	Global	HAT	World Jet	Intercompany
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations	Consolidated

Revenues	$--	$4,197,691	$1,347,752	$(925,058)	$4,620,385
Less: Cost of sales	--	2,876,791	865,075	(902,341)	2,839,525
Less: Expenses	546,132	968,311	344,835	(23,333)	1,835,945
Pre-tax Operating Profit (Loss)	(546,132)	352,589	137,842	616	(55,085)

First nine months of 2007
	Global	HAT	World Jet	Intercompany	Consolidated
	Stand-Alone	Stand-Alone	Stand-Alone	Eliminations

Revenues	$7,900,000	$12,496,798	$4,838,777	$(3,212,300)	$22,023,275
Less: Cost of sales	6,846,317	9,235,561	3,381,087	(3,189,583)	16,273,382
Less: Expenses	1,601,052	3,124,182	968,522	(24,568)	4,964,136
Pre-tax Operating Profit (Loss)	(547,369)	890,741	489,168	1,851	785,757

Aircraft maintenance and repair segment

During the third quarter of 2008, our maintenance segment revenues were $3M a decrease of 30% from the third quarter of 2007, which was $4.3M. Cost of sales for our maintenance segment increased $.9 million or 33.4% from the third quarter of 2007 amount of $2.7M to $3.6M for the second quarter of 2008. Cost of sales as a percentage of revenue was 110.6% and 66.4% in the third quarters of 2008 and 2007, respectively.

The core revenue-producing activity at our aircraft maintenance and repair segment, HAT, is the sale of labor hours. During the first nine months of 2008, revenue produced from labor was $8.579 million as compared with $7.106 million the first nine months of 2007. This represents an increase of 20.7% . Billable hours for the 3rd quarter of 2008 were 49,769 compared with 40,353 in the third quarter of 2007. The comparative costs for all direct labor, including work performed by outside contractors, was $7.450M in the first nine months of 2008 compared with $5.823M for the same period in 2007. All direct labor costs were 63.5% of total maintenance sales in first nine months of 2008 compared with 47.3% in the first nine months of 2007. All direct labor costs were 95.1% of labor sales in first nine months of 2008 compared with 81.9% in the first nine months of 2007. The relationship between direct labor costs and direct labor revenues saw relative costs increase 13.2% from 2007 to 2008. Direct labor percentages will always vary to some degree due to the nature of flat-rate bidding as opposed to billing for all time and materials. A substantial sudden increase in volume can be expected to have a temporary impact on efficiencies and are viewed by Management as a temporary consequence of growth. A sudden decrease in volume should have a negative impact due to the retention of core labor during slower periods. Management is confident that adjustments to volume changes will be made and profitability will benefit over time.

S G &A expenses for the first three quarters of 2008 were $4.563M compared with $2.361M for the first three quarters of 2007. Absent the bad debt expense recorded during the 2008 period of $3.168M, S G & A expense is about $966K less in 2008 than in 2007. The bad debt expense consists primarily of increased allowance for Avolar of $1.298M, BCI of $1.75M, Jetran of $.640M and GALP of $.978M as discussed below:

Avolar

The progress Avolar made in paying down their balance in 2007 did not continued in 2008. With the additional reserve taken in 2008, the company has reserved a total of 100% of the Avolar account receivable. We have engaged legal counsel in Mexico to pursue collection of the full balance of $1.6M plus interest.

BCI

We have engaged legal counsel, made final demand for payment, and are preparing a suit for damages in excess of $3.4M plus interest, that will be served on BCI near term. We have increased our reserve to 75% of the BCI account receivable.

Jetran

We are currently negotiating a payment plan with Jetran relative to their $1.2M account receivable. The Company may elect to satisfy some of this amount by accepting aircraft parts in lieu of cash but at this time no final agreement has been reached. During the third quarter of 2008, the Company reserved 50% of the Jetran account receivable balance.

GALP

GALP is claiming that the 737-300 sold to them by Global did not meet the agreed upon delivery conditions for that aircraft. Management has written down the GALP account receivable to reflect the disputed amount.

Part sales segment

Our parts sales segment increased from $1.493M in the third quarter of 2007 to $1.535M for the same period in 2008, a 3% increase. As a percentage of part sales revenue, cost of sales was 75% and 64% for the quarters ending September 30, 2008 and 2007, respectively.

S G & A expenses for our part sales segment decreased 7% from period to period. S G &A expenses were $321K in the third quarter of 2008 as compared to $345K in the third quarter of 2007.

Aircraft trading segment

There was no aircraft sales revenue in the third quarter of 2008. Aircraft sales tend to vary significantly on a period-to-period basis based on the particular aircraft sold as well as the time necessary to complete a transaction. Currently, Global has three aircraft sales transactions in process. The respective deliveries are expected in the fourth quarter.

Cost of sales for our aircraft-trading segment was $703,712, which represents an inventory write-down. In 2007, Global received five 737-200s and one MD82 aircraft from the wind-down of our Jetglobal partnership. At the time of the transaction, market conditions supported the cost recorded for the transaction of $1.5M per aircraft for the 737-200s and $1.15M for the MD82. The market for these aircraft has fallen and consequently, the Company reduced the carrying value of its aircraft assets by $2.037M during the second quarter of 2008 and an additional $703,712 during the third quarter of 2008.

S G &A expenses for third quarter of 2008 were $.918M as compared with $.546M in the third quarter of 2007. The major period-to-period increases recorded were $333K in legal professional and director fees and $65K in travel and entertainment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Improvement in the Company’s liquidity position depends on 3 main factors:

1.	The collections of the large past due amounts due from Avolar, BCI, Jetran and GALP.

2.	The successful marketing of the aircraft and engines now in our inventory, converting them to cash.

3.	A return to the growth and profit experienced prior to the cash problems experienced in 2007.

Throughout the first three quarters of 2008, the Company recorded  $44K in capital expenditures. Fixed assets necessary to facilitate the expansion of HAT capabilities for MRO servicing of new-generation aircraft made up $41K of the total. It is not anticipated that the Company will make any further capital expenditures through the end of 2008.

Our ability to make payments of principal and interest on outstanding debt will depend upon our future operating performance, which will be subject to economic, financial, competitive and other factors, some of which are beyond our control. Our ability to repay our indebtedness is dependent on several factors: our continued ability to secure high profit margin jobs, more fully utilizing our capacities, reducing our operating costs, creating higher net income and consequently more cash; and our ability to establish revolving credit lines, which we can draw on as needed.

Changes in the Company’s Balance Sheet for the nine months ended September 30, 2008 reflected several events. Total assets decreased from $29,694,148 at December 31, 2007 to $23,782,299. Significant changes for the period were:

Cash on hand decreased $1,177,622 from the balance December 31, 2007 due to the use of funding from the debenture transaction, (see Short-Term Financing below), principally to pay-down accounts payable.

Accounts receivable decreased $4,429,983 largely due to Managements decision to increase the allowance for several large outstanding accounts as discussed earlier under the discussion of maintenance segment results.

Total inventory decreased $4.1M. The Company bought aircraft and engines for $2.6 million and sold aircraft and engines valued at $2.8 million. Additionally, inventory values of aircraft and engines were decreased $3.6M to reflect current market values. An allowance of $250K was established for our HAT hardware inventory.

Restricted funds increased $250K due to required performance bonds related to a HAT customer.

Deferred income taxes increased $3,995,492 due to the tax benefit of our year-to-date loss.

During the three quarters ended September 30, 2008 total liabilities increased from $15,952,315 at December 31, 2007 to $17,314,653 primarily due to:

Notes payable decreased $2.650K as a result of payments on the note related to the debenture agreement of $3.697M plus $1.6M in two notes issued during the 2nd quarter (see Short-Term Financing below for details on financings) and payments made on those notes in the amount of $356K. 147K related to financed insurance premiums and capital lease obligations was paid during the period.

Accounts Payable increased $526K.

Customer deposits increased $4.7M reflecting payments made under contracts for the purchase of three aircraft.

Billings in excess of costs and estimated earnings on contracts in progress decreased $719K.

Cash

As of September 30, 2008, we had $43,976 in cash on hand and $2,982,227 in accounts receivable.

During 2007, the Company experienced a major cash deficit. In December of 2007, the Company was able to find the source of funding detailed under Short-Term Financing below. This funding was used to (i) eliminate the expensive short-term debt the Company had acquired to provide the cash necessary for day-to-day operations and (ii) pay off a $5,000,000 loan from M&I Marshall & Ilsley Bank. Based on the current cash flow it is unlikely that we will be able to retire this obligation on the due date, December 20, 2008. In October, the company signed a proposal letter that outlines the steps and terms necessary to extend until December 20, 2009. The new senior note would include the balance of the original senior note together with the balance of the MD-83 Note and Security Agreement. There is no guaranty that this extension will be successfully worked out with our senior lender. The senior lender is currently performing due diligence on our operations and is aiding us in analyzing and streamlining our operations. We cannot give assurance that financing alternatives will be available to us in the future to support our working capital requirements should they be needed.

The current economic conditions have been partially responsible for a drop in revenue at our HAT and WJ operations. Cash flow is critical. The Company has not yet recovered from the effects of the cash shortage experienced in 2007 Collection efforts continue relative to the outstanding accounts receivable amount due from BCI. It now appears that collection of the Avolar balance is highly unlikely due to the general debt problems of that airline. Jetran and GALP also have significant past due accounts receivable balances. Management believes that recovery from its current cash crisis is dependent upon the successful implementation of the following actions:

  A significant reduction in the Company’s operating costs, including payroll and non-essential overhead
  Aggressive efforts to monetize the Company’s inventory and past due accounts receivable.
  Expanded sales and marketing activities.
  The application of more effective management controls and procedures.

Short-Term Financing

As of September 30, 2008, various events of default have occurred and are continuing under the Company's secured debentures issued to Victory Park. Victory Park has not consented to or waived any past, present or future defaults under the debentures or related transaction documents. Victory Park, however, is currently examining the situation and actively working with the Company in an effort to resolve the matter, while it considers all of its rights, powers, privileges and remedies under the debentures and related transaction documents. At September 30, 2008, the outstanding balance was approximately $6.303M. During the first nine months of 2008, the original $10M balance was reduced to $6.3M.

On May 21, 2008, Global entered into a purchase agreement for one MD-83 airframe, N789BV, Serial #49789. The contract calls for $300,000 cash and a note in the amount of $850,000 to be paid in eight equal monthly installment of $106,250 plus 6% interest with the first payment due no later than August 1, 2008. At September 30, 2008, the balance of the note ws $743,750 plus accured interest of $8,775.

On June 19, 2008, Global and its subsidiaries HAT, World Jet and Hamilton Aerospace S.A. de C.V. entered into and closed on a Secured Note and Aircraft Security Agreement, (“MD-83 Note and Security Agreement), with Victory Park. The principal amount of the note is $800,000, payable on or before September 15, 2008 and bears interest at the greater of 15% or Prime +10%. One MD-83, N9306T, Serial #49567 secures the Note. The holders of the Debentures described above waived any default or other breach arising out of this MD-83 Note and Security Agreement. As an inducement for participation in this transaction, 75,000 shares of the Company’s common stock are to be issued to Victory Park. On September 26, 2008, the Maturity Date of this note was extended through and including December 20, 2008. The Company paid $6,000 in connection with this extension and agreed to pay a $5,000 per month maintenance fee. The lender will be issued 100,000 shares of common stock as consideration for this extension. The principal and interest due on the note at September 30, 2008 was $568,610.

Long-Term Financing

The long-term liabilities of Global, consisting primarily of capitalized lease obligations, were reduced to $122K by the end of the 1st nine months of 2008.

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

In order to correct the foregoing deficiencies, the Company has taken the following remediation measures:

1.	A formal quarterly review process has been established to examine the critical areas of account receivable collectibility and reach a determination as to the need for increased an allowance account and the amount of such increase.

2.	A formal quarterly review process has been established to examine the carrying value of major inventory items relative to the changing market value and to determine the amount of adjustment needed, if any.

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

PART II. OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS

As Plaintiff:

During the second quarter of 2008, hearing was held in the Company’s lawsuit against Corwin Foster and Jan Doe Foster husband and wife, and Seajay Holdings, LLC, a Michigan Limited Liability Company, (described in form 10K for the year ended December 31, 2007). At the close of said hearing the judge ruled in the Company’s favor and the defendants were ordered to return 1,500,000 shares of the Company’s common stock. This return of stock was accomplished on September 22, 2008. The Company was awarded its costs of $3,946.

As Defendant:

In re Falcon Air Express, Inc. United States Bankruptcy Court, Southern District of Florida wherein the Trustee of the Bankruptcy Court had asserted a preference under Section 547 of the Bankruptcy Code against HAT in the amount of $682,931 for payments received by HAT within 90 days of the Debtor Falcon filing for Bankruptcy under Chapter 11 of the Bankruptcy Code. HAT settled this claim for $400,000, payable in eight monthly payments of $50,000 each.

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

PART II.    OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

On September 24, 2008, the Company held its Annual Meeting of Stockholders to consider and vote upon three matters. Stockholders representing 28,575,732 shares of the Company’s outstanding common stock were present in person or by proxy at the meeting, constituting 69.43% of the Company’s outstanding common stock. All four matters that were brought to a vote were approved by more than a majority of the Company’s stockholders as follows:

Matter 1 – the election of directors to the board of directors to a two year term as follows:

Board of Director Member and Nominee Gordon D. Hamilton is nominated for election at the Annual Meeting for a two (2) year term; Board of Director Member and Nominee Ian Herman is nominated for election at the Annual Meeting for a two (2) year term; Board of Director Member and Nominee John B. Sawyer is nominated for election at the Annual Meeting for a two (2) year term; Board of Director Member and Nominee Michael Hannley is nominated for election at the Annual Meeting for a two (2) year term; Board of Director Member and Nominee Seymour Siegel is nominated for election at the Annual Meeting for a two (2) year term; Board of Director Nominee Brent Dau is nominated for election at the Annual Meeting for a two (2) year term; Board of Director Nominee Kenneth Raff is nominated for election at the Annual Meeting for a two (2) year term; Board of Director Nominee Timothy Ewing is nominated for election at the Annual Meeting for a two (2) year term.

The vote tallies for Board of Directors nominees are as follows:

NOMINEE	VOTES FOR	VOTES AGAINST	ABSTAINING
Gordon Hamilton	26,675,723	0	1,900,009
Ian Herman	24,617,221	0	3,958,511
John Sawyer	24,619,121	0	3,956,611
Michael Hannley	26,446,223	0	2,129,509
Seymour Siegel	24,396,621	0	4,179,111
Brent Dau	26,636,623	0	1,939,109
Kenneth Raff	26,636,623	0	1,939,109
Timothy Ewing	26,641,623	0	1,934,109

All nominees to the Board of Directors were duly elected to the Board by a majority vote. Gordon Hamilton was elected by 93.35% of the voting shareholders; Ian Herman was elected by 86.15% of the voting shareholders; John Sawyer was elected by 86.15% of the voting shareholders; Michael Hannley was elected by 92.55% of the voting shareholders; Seymour Siegel was elected by 85.38% of the voting shareholders; Brent Dau was elected by 93.21% of the voting shareholders; Kenneth Raff was elected by 93.21% of the voting shareholders and Timothy Ewing was elected by 93.23% of the voting shareholders. Ian Herman, John Sawyer, Gordon D. Hamilton and Seymour Siegel continued their term as members of the board of directors; and Brent Dau, Kenneth Raff and Timothy Ewing continued their service on the board of directors upon ratification of their previous appointment and current election.

Matter 2 – Ratification of the Appointment of Moss Adams LLP as the New External Independent Auditors of the Company for Fiscal 2006 through July 2, 2007.

The vote tallies to ratify Moss Adams LLP as the new independent auditor for the Company are as follows:

	FOR	AGAINST	ABSTAINING
Global Aircraft Solutions	26,905,172	1,378,625	3,600
Global Aircraft solutions	263,334	25,001	0

The appointment of Moss Adams LLP was ratified by 95.08 % of the voting shareholders.

Matter 3 – Ratification of the Appointment of Daszkal Bolton, LLP (“DB”) as the Independent Registered Public Accounting Firm of the Company as of July 2, 2007.

The vote tallies to ratify Daszkal Bolton, LLP as the new independent auditor for the Company are as follows:

	FOR	AGAINST	ABSTAINING
Global Aircraft Solutions	26,905,172	1,378,625	3,600
Global Aircraft solutions	263,334	25,001	0

The appointment of Daszkal Bolton was ratified by 95.08% of the voting shareholders.

Matter 4 – Approval of Proposed amendments to the Amended and Restated Articles of Incorporation.

The vote tallies to ratify the proposed amendments to the Amended and Restated Articles of Incorporation are as follows:

	FOR	AGAINST	ABSTAINING
Global Aircraft Solutions	26,783,505	1,420,463	83,428
Global Aircraft solutions	263,334	25,001	0

The proposed amendments to the Amended and Restated Articles of Incorporation were ratified by 94.65% of the voting shareholders.

ITEM 6.      EXHIBITS

(a)   Exhibits

31.1        Certification of Principal Executive Officer, Mr. Gordon Hamilton

31.2       Certification of Principal Operation Officer, Mr. John B. Sawyer

31.3      Certification of Principal Financial Officer, Interim, Ms. Patricia Graham

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

Forms 8-K filed during the second quarter of 2008:

None

Forms 8-K filed during the third quarter of 2008:

Issued July 30, 2008, Item 2.02, Results of Operations and Financial Condition, Item 5.02; Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers, Item 5.03; Amendments to Articles of Incorporation or By Laws; change in

Fiscal Year; Item 7.01, Regulation FD Disclosure and Item 9.01, Financial Statements and Exhibits. The exhibit was the Amended and Restated By Laws of Global Aircraft Solutions, Inc.

Issued September 10, 2008, Item 8.01, Other Events and Item 9.01 Financial Statements and Exhibits. The exhibit was a Press Release of Global Aircraft Solutions, Inc. issued September 3, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	SIGNATURE	TITLE	DATE

/s/	Gordon Hamilton	Chief Executive Officer and Director	November 17, 2008
Gordon Hamilton

/s/	John Sawyer	President, Chief Operating Officer and Director	November 17, 2008
John Sawyer

/s/	Patricia Graham	Chief Financial Officer, Interim	November 17, 2008
Patricia Graham